Form 10-Q
period 2021-09-30
KEYCORP /NEW/
filed 2021-11-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	931,058,285 shares
Title of class	Outstanding at October 29, 2021

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2021, and September 30, 2020. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
ASR: Accelerated share repurchase.
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
KCIC: Key Community Investment Capital LLC.
KEF: Key Equipment Finance.
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
•our ability to develop and effectively use the quantitative models we rely upon in our business planning; and
•labor shortages and supply chain constraints.

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

We again achieved positive operating leverage for the third quarter. Revenue for the quarter was up from the prior year driven by record investment banking fees. Our consumer mortgage and Laurel Road business continues to drive record consumer loan originations continuing the momentum seen in the previous quarter.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

We believe our strong risk management practices and disciplined underwriting continue to strengthen our credit quality. Our net charge-offs to average loans remains low reflecting the strong credit quality of our portfolio.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

We have continued to maintain a strong level of capital. We ended the third quarter of 2021 with a Common Equity Tier 1 ratio of 9.6%. We believe that this provides us with sufficient capacity to continue to support our customers and their borrowing needs and return capital to our shareholders, as evidenced by the repurchase of $593 million in common shares during the quarter.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2021			2020		Nine Months Ended September 30,
Dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2021	2020
FOR THE PERIOD
Interest income	$1,087	$1,090	$1,087	$1,125	$1,119	$3,264	$3,560
Interest expense	71	73	82	90	119	226	561
Net interest income	1,016	1,017	1,005	1,035	1,000	3,038	2,999
Provision for credit losses	(107)	(222)	(93)	20	160	(422)	1,001
Noninterest income	797	750	738	802	681	2,285	1,850
Noninterest expense	1,112	1,076	1,071	1,128	1,037	3,259	2,981
Income (loss) from continuing operations before income taxes	808	913	765	689	484	2,486	867
Income (loss) from continuing operations attributable to Key	643	724	618	575	424	1,985	754
Income (loss) from discontinued operations, net of taxes	2	5	4	7	4	11	7
Net income (loss) attributable to Key	645	729	622	582	428	1,996	761
Income (loss) from continuing operations attributable to Key common shareholders	616	698	591	549	397	1,905	674
Income (loss) from discontinued operations, net of taxes	2	5	4	7	4	11	7
Net income (loss) attributable to Key common shareholders	618	703	595	556	401	1,916	681
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.65	$.73	$.61	$.57	$.41	$1.99	$.70
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (a)	.66	.73	.62	.57	.41	2.00	.70
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.65	.72	.61	.56	.41	1.98	.69
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.65	.73	.61	.57	.41	1.99	.70
Cash dividends paid	.185	.185	.185	.185	.185	.555	.555
Book value at period end	16.82	16.75	16.22	16.53	16.25	16.82	16.25
Tangible book value at period end	13.80	13.81	13.30	13.61	13.32	13.80	13.32
Weighted-average common shares outstanding (000)	942,446	957,423	964,878	967,987	967,804	955,069	967,632
Weighted-average common shares and potential common shares outstanding (000) (b)	952,523	967,163	974,297	976,460	973,988	964,781	974,280
AT PERIOD END
Loans	$98,609	$100,730	$100,926	$101,185	$103,081	$98,609	$103,081
Earning assets	170,548	165,026	160,810	155,469	155,585	170,548	155,585
Total assets	187,035	181,115	176,203	170,336	170,540	187,035	170,540
Deposits	151,931	146,072	142,183	135,282	136,746	151,931	136,746
Long-term debt	13,165	13,211	12,499	13,709	12,685	13,165	12,685
Key common shareholders’ equity	15,610	16,041	15,734	16,081	15,822	15,610	15,822
Key shareholders’ equity	17,510	17,941	17,634	17,981	17,722	17,510	17,722
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.41%	1.63%	1.44%	1.35%	1.00%	1.50%	.63%
Return on average common equity	15.28	17.54	14.98	13.65	9.98	15.98	5.75
Return on average tangible common equity (c)	18.55	21.34	18.25	16.61	12.19	19.43	7.06
Net interest margin (TE)	2.47	2.52	2.61	2.70	2.62	2.53	2.78
Cash efficiency ratio (c)	60.2	59.9	60.3	60.3	60.6	60.1	60.2
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.41%	1.64%	1.45%	1.36%	1.00%	1.50%	.63%
Return on average common equity	15.33	17.67	15.08	13.82	10.08	16.07	5.81
Return on average tangible common equity (c)	18.61	21.49	18.37	16.82	12.31	19.54	7.13
Net interest margin (TE)	2.46	2.55	2.60	2.69	2.62	2.52	2.78
Loan-to-deposit (d)	66.5	70.4	73.1	76.5	77.2	66.5	77.2
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	9.4%	9.9%	10.0%	10.6%	10.4%	9.4%	10.4%
Key common shareholders’ equity to assets	8.4	8.9	9.0	9.5	9.3	8.4	9.3
Tangible common equity to tangible assets (c)	7.0	7.4	7.5	7.9	7.8	7.0	7.8
Common Equity Tier 1	9.6	9.9	9.9	9.7	9.5	9.6	9.5
Tier 1 risk-based capital	10.9	11.3	11.3	11.1	10.9	10.9	10.9
Total risk-based capital	12.7	13.2	13.4	13.4	13.3	12.7	13.3
Leverage	8.4	8.7	8.9	8.9	8.7	8.4	8.7
TRUST ASSETS
Assets under management	$52,867	$51,013	$48,288	$47,086	$43,949	$52,867	$43,949
OTHER DATA
Average full-time-equivalent employees	17,009	17,003	17,086	17,029	17,097	17,034	16,758
Branches	1,000	1,014	1,068	1,073	1,077	1,000	1,077
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

Strategic developments

Our actions and results during the third quarter of 2021 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 45 of our 2020 Form 10-K.

•We continued the momentum generated in the previous quarter to grow profitably and again achieved positive operating leverage for the third quarter. Revenue was up year over year driven by record third quarter investment banking fees. Both consumer mortgage and our Laurel Road business continue to drive consumer loan origination highs with $4.2 billion in originations for the third quarter.
•Expanding targeted client relationships continues to remain a focus as we continue to grow and deepen healthcare relationships across the franchise.
•During the third quarter, we effectively managed risk as net loan charge-offs were .11% of average loans, below our targeted range.
•We executed on the sale of our $3.3 billion indirect auto loan portfolio coupled with the purchase of senior notes from a securitization collateralized by the sold loans. The transaction removes potential credit risk and reduces reinvestment risk by way of Key holding the senior notes in the securitization.
•Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the third quarter, the Board of Directors approved a common share dividend of $.185 per Common Share. Key also completed $593 million in share repurchases under the current $1.5 billion share repurchase authorization. Of the total share repurchases, $468 million were repurchased under an ASR program.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At September 30, 2021, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 2.

Figure 2. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp September 30, 2021 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.6%
Tier 1 Capital	6.0	2.5	8.5	10.9
Total Capital	8.0	2.5	10.5	12.7
Leverage (a)	4.0	N/A	4.0	8.4
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

As of September 30, 2021, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

On March 25, 2021, the Federal Reserve said that it was continuing into the second quarter of 2021 the restrictions on dividends and share repurchases for BHCs with more than $100 billion in total assets that it announced on December 18, 2020, and indicated that it was extending the time period for the Federal Reserve to notify firms whether their stress capital buffer requirements will be recalculated until June 30, 2021. The Federal Reserve also announced that these temporary restrictions on BHC dividends and share repurchases would end for most firms after June 30, 2021. Firms subject to the Federal Reserve’s supervisory stress test in 2021 with capital levels above those required by the stress test will no longer be subject to the temporary additional restrictions after that date while firms with capital levels below those required by the stress test will remain subject to the restrictions. On June 24, 2021, the Federal Reserve announced that all 23 firms that participated in the Federal Reserve’s 2021 supervisory stress test had capital levels above the required minimum and are no longer subject to the temporary additional restrictions on dividends and share repurchases.

For BHCs that are on a two-year stress test cycle and were not subject to the Federal Reserve’s supervisory stress test in 2021 (including KeyCorp), the temporary additional restrictions on dividends and share repurchases ended after June 30, 2021. Beginning on July 1, 2021, these firms are allowed to make capital distributions that are consistent with the Regulatory Capital Rules, inclusive of the stress capital buffer requirement based on the firm’s June 2020 stress test. In August 2020, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer, based on its June 2020 stress test, is 2.5%, which is the minimum buffer requirement for firms the size of KeyCorp. In August 2021, the Federal Reserve re-confirmed that KeyCorp’s required stress capital buffer is 2.5%.

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

On September 8, 2021, the OCC requested public comment on a proposal to rescind the 2020 Final Rule and replace it with rules based largely on the CRA rules adopted jointly by the federal banking agencies in 1995. The OCC indicated that the adoption of this proposal would create consistency for all insured depository institutions and would facilitate the ongoing interagency work to modernize the CRA regulatory framework. Comments on the proposal were due by October 29, 2021.

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

On June 28, 2021, the CFPB issued a final rule that amends the CFPB’s mortgage servicing rules to help ensure that borrowers affected by the COVID-19 pandemic have a meaningful opportunity to be evaluated for loss mitigation before the initiation of foreclosure proceedings. Among other things, the final rule (i) establishes a temporary COVID-19 emergency pre-foreclosure review period that, with certain exceptions, prohibits servicers from commencing a foreclosure action involving a borrower’s principal residence until after December 31, 2021; (ii) permits servicers to offer borrowers experiencing a COVID-19 related hardship certain streamlined loan modification options based on the evaluation of an incomplete application; and (iii) revises the early intervention and reasonable diligence obligations of servicers to ensure that they communicate timely and accurate information to borrowers about their loss mitigation options. The final rule became effective on August 31, 2021. Certain requirements apply only until October 1, 2022.

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Regulatory developments concerning COVID-19” for a discussion of other recent regulatory developments relating to the COVID-19 pandemic.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended September 30, 2020, to the three months ended September 30, 2021 (dollars in millions):

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

TE net interest income was $1.0 billion for the third quarter of 2021, an increase of $19 million compared to the third quarter of 2020. The increase in TE net interest income reflects higher earning asset balances and lower interest-bearing deposit costs, partially offset by a lower net interest margin. The net interest margin was impacted by lower interest rates and a change in balance sheet mix, including elevated levels of liquidity, partly offset by higher loan fees from PPP loan forgiveness.

For the nine months ended September 30, 2021, TE net interest income increased $40 million from the same period last year and net interest margin decreased by 15 basis points. TE net interest income benefited from higher earning asset balances, lower interest bearing deposit costs, and higher loan fees from PPP loan forgiveness, partially offset by a lower net interest margin. The lower net interest margin was impacted by a change in balance sheet mix, including elevated levels of liquidity, and lower earning asset yields, partially offset by higher loan fees. Net interest income was also impacted by one less day in 2021.

Average loans were $100.1 billion for the third quarter of 2021, a decrease of $4.8 billion compared to the third quarter of 2020. Commercial loans decreased $7.5 billion, reflecting decreased utilization versus the year-ago period and a decline in PPP balances. Consumer loans increased $2.7 billion, reflecting strength from Key's consumer mortgage business and Laurel Road, partly offset by the sale of the indirect auto loan portfolio.

Average deposits totaled $146.9 billion for the third quarter of 2021, an increase of $12.0 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships, including higher commercial escrow deposits, partially offset by a decline in time deposits.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended September 30, 2021			Three months ended September 30, 2020			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$49,868	$445	3.54%	$57,067	$474	3.31%	$(63)	$34	$(29)
Real estate — commercial mortgage	13,306	120	3.56	13,202	117	3.54	1	2	3
Real estate — construction	2,134	19	3.53	1,987	18	3.57	1	—	1
Commercial lease financing	3,922	27	2.80	4,488	35	3.10	(4)	(4)	(8)
Total commercial loans	69,230	611	3.50	76,744	644	3.34	(65)	32	(33)
Real estate — residential mortgage	13,168	92	2.78	8,398	73	3.46	35	(16)	19
Home equity loans	8,894	84	3.75	9,580	91	3.82	(6)	(1)	(7)
Consumer direct loans	5,175	59	4.55	4,403	56	5.07	9	(6)	3
Credit cards	917	23	10.07	967	25	10.24	(1)	(1)	(2)
Consumer indirect loans	2,754	22	3.15	4,827	44	3.66	(17)	(5)	(22)
Total consumer loans	30,908	280	3.60	28,175	289	4.10	20	(29)	(9)
Total loans	100,138	891	3.53	104,919	933	3.55	(45)	3	(42)
Loans held for sale	1,447	13	3.66	1,924	18	3.61	(4)	(1)	(5)
Securities available for sale (b), (e)	36,923	135	1.48	24,941	115	1.90	47	(27)	20
Held-to-maturity securities (b)	6,507	43	2.66	8,677	53	2.44	(14)	4	(10)
Trading account assets	743	4	2.19	686	3	2.08	—	1	1
Short-term investments	19,274	9.18		12,525	1.04		1	7	8
Other investments (e)	614	1.99		640	2	1.49	—	(1)	(1)
Total earning assets	165,646	1,096	2.64	154,312	1,125	2.93	(15)	(14)	(29)
Allowance for loan and lease losses	(1,222)			(1,696)
Accrued income and other assets	16,947			16,195
Discontinued assets	618			752
Total assets	$181,989			$169,563

LIABILITIES
NOW and money market deposit accounts	$85,333	10.05		$80,175	26.13		2	(18)	(16)
Savings deposits	7,117	—	.01	5,478	1.04		—	(1)	(1)
Certificates of deposit ($100,000 or more)	1,975	3.59		3,862	16	1.60	(6)	(7)	(13)
Other time deposits	2,404	2.26		3,735	11	1.17	(3)	(6)	(9)
Total interest-bearing deposits	96,829	15.06		93,250	54.23		(7)	(32)	(39)
Federal funds purchased and securities sold under repurchase agreements	231	—	.02	225	—	.05	—	—	—
Bank notes and other short-term borrowings	671	2	1.11	761	1.68		—	1	1
Long-term debt (f), (g)	12,601	54	1.73	12,801	64	2.12	(1)	(9)	(10)
Total interest-bearing liabilities	110,332	71.26		107,037	119.45		(8)	(40)	(48)
Noninterest-bearing deposits	50,087			41,694
Accrued expense and other liabilities	3,053			2,350
Discontinued liabilities (g)	618			752
Total liabilities	164,090			151,833
EQUITY
Key shareholders’ equity	17,899			17,730
Noncontrolling interests	—			—
Total equity	17,899			17,730
Total liabilities and equity	$181,989			$169,563

Interest rate spread (TE)			2.38%			2.48%
Net interest income (TE) and net interest margin (TE)		1,025	2.47%		1,006	2.62%	$(7)	$26	19
TE adjustment (b)		9			6
Net interest income, GAAP basis		$1,016			$1,000

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2021, and September 30, 2020.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $137 million and $129 million of assets from commercial credit cards for the three months ended September 30, 2021, and September 30, 2020, respectively.
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

	Nine months ended September 30, 2021			Nine months ended September 30, 2020			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$51,410	$1,347	3.50%	$55,676	$1,500	3.60%	$(113)	$(40)	$(153)
Real estate — commercial mortgage	12,932	351	3.63	13,419	400	3.98	(14)	(35)	(49)
Real estate — construction	2,111	58	3.65	1,804	55	4.06	9	(6)	3
Commercial lease financing	4,041	89	2.93	4,546	107	3.15	(11)	(7)	(18)
Total commercial loans	70,494	1,845	3.50	75,445	2,062	3.65	(129)	(88)	(217)
Real estate — residential mortgage	11,320	246	2.89	7,801	210	3.59	82	(46)	36
Home equity loans	9,089	257	3.78	9,894	301	4.07	(24)	(20)	(44)
Consumer direct loans	4,969	173	4.65	4,089	165	5.38	33	(25)	8
Credit cards	919	69	10.10	1,010	81	10.68	(7)	(5)	(12)
Consumer indirect loans	3,771	91	3.22	4,779	135	3.78	(26)	(18)	(44)
Total consumer loans	30,068	836	3.71	27,573	892	4.32	58	(114)	(56)
Total loans	100,562	2,681	3.56	103,018	2,954	3.83	(71)	(202)	(273)
Loans held for sale	1,531	35	3.03	2,090	58	3.68	(14)	(9)	(23)
Securities available for sale (b), (e)	33,553	398	1.60	22,297	365	2.25	151	(118)	33
Held-to-maturity securities (b)	6,713	133	2.64	9,274	171	2.46	(50)	12	(38)
Trading account assets	809	14	2.30	837	16	2.55	(1)	(1)	(2)
Short-term investments	18,211	20.15		7,412	14.24		14	(8)	6
Other investments (e)	616	5	1.14	642	3.72		—	2	2
Total earning assets	161,995	3,286	2.71	145,570	3,581	3.30	29	(324)	(295)
Allowance for loan and lease losses	(1,427)			(1,403)
Accrued income and other assets	16,626			15,579
Discontinued assets	651			794
Total assets	$177,845			$160,540

LIABILITIES
NOW and money market deposit accounts	$83,599	30.05		$74,087	194.35		22	(186)	(164)
Savings deposits	6,730	1.02		5,089	2.04		1	(2)	(1)
Certificates of deposit ($100,000 or more)	2,250	13.77		5,036	74	1.96	(29)	(32)	(61)
Other time deposits	2,644	8.41		4,321	49	1.53	(14)	(27)	(41)
Total interest-bearing deposits	95,223	52.07		88,533	319.48		(20)	(247)	(267)
Federal funds purchased and securities sold under repurchase agreements	242	—	.03	821	6.95		(2)	(4)	(6)
Bank notes and other short-term borrowings	764	6.96		1,674	11.87		(7)	2	(5)
Long-term debt (f), (g)	12,469	168	1.80	12,733	225	2.45	(5)	(52)	(57)
Total interest-bearing liabilities	108,698	226.28		103,761	561.73		(35)	(300)	(335)
Noninterest-bearing deposits	47,800			35,922
Accrued expense and other liabilities	2,853			2,518
Discontinued liabilities (g)	651			794
Total liabilities	160,002			142,995
EQUITY
Key shareholders’ equity	17,843			17,545
Noncontrolling interests	—			—
Total equity	17,843			17,545
Total liabilities and equity	$177,845			$160,540

Interest rate spread (TE)			2.44%			2.57%
Net interest income (TE) and net interest margin (TE)		3,060	2.53%		3,020	2.78%	$64	$(24)	$40
TE adjustment (b)		22			21
Net interest income, GAAP basis		$3,038			$2,999

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2021, and September 30, 2020, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $131 million and $137 million of assets from commercial credit cards for the nine months ended September 30, 2021, and September 30, 2020, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Key’s provision for credit losses was a net benefit of $107 million, including a $136 million reserve release for the three months ended September 30, 2021, compared to an expense of $160 million for the three months ended September 30, 2020. The reserve release was largely driven by improvements in the economic outlook.

Noninterest income

As shown in Figure 5, noninterest income was $797 million, and represented 44% of total revenue for the third quarter of 2021, compared to $681 million, representing 40% of total revenue, for the year-ago quarter.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended September 30, 2021, trust and investment services income was up $1 million, or 0.8%, compared to the same period one year ago. For the nine months ended September 30, 2021, trust and investment services income was up $11 million, or 2.9%, from the nine months ended September 30, 2020. This was primarily due to an increase in trust and asset management fees partially related to higher levels of assets under management and market activity offset by decreased institutional brokerage income.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2021, our bank, trust, and registered investment advisory subsidiaries had assets under management of $52.9 billion, compared to $43.9 billion at September 30, 2020. Assets under management were up, as shown in Figure 6, due to increased portfolio yields.

Figure 6. Assets Under Management

Dollars in millions	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Discretionary assets under management by investment type:
Equity	$31,361	$30,952	$29,071	$27,384	$24,851
Securities lending	13	135	155	131	130
Fixed income	13,673	13,384	11,865	12,130	11,767
Money market	4,425	3,266	4,127	4,495	4,564
Total Discretionary assets under management	49,472	47,737	45,218	44,140	41,312
Non-discretionary assets under management	3,395	3,276	3,070	2,946	2,637
Total assets under management	$52,867	$51,013	$48,288	$47,086	$43,949

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity securities underwriting fees, merger and acquistion and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees for the three months ended September 30, 2021, increased $89 million, or 61.0%, from the year-ago quarter. For the nine months ended September 30, 2021, investment banking and debt placement fees increased $196 million, or 46.9%, from the nine months ended September 30, 2020. These increases were driven by the low rate environment and strong stock and merger and acquisiton markets.

Service charges on deposit accounts

Service charges on deposit accounts increased $14 million, or 18.2%, for the three months ended September 30, 2021, compared to the same period one year ago. For the nine months ended September 30, 2021, service charges on deposits increased $18 million, or 7.9% from the same period a year ago. These increases were primarily driven by higher account analysis fees as well as client balances and spending habits.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, decreased $3 million, or 2.6%, for the three months ended September 30, 2021, compared to the same period one year ago as a result of decreased spend in prepaid card, partially offset by growth in credit and debit card volume and merchant services activity. For the nine months ended September 30, 2021, cards and payment income was up $58 million, or 21.4%, from the same period a year ago. This increase was the result of higher transaction volumes and increased spend related to debit and credit card products and increased activity from merchant services.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended September 30, 2021, increased $15 million, or 6.9%, from the year-ago quarter. For the nine months ended September 30, 2021, other noninterest income increased $152 million, or 27.7%, from the nine months ended September 30, 2020. These increases stemmed from higher commercial mortgage servicing income and corporate services income.

Noninterest expense

As shown in Figure 7, noninterest expense was $1.1 billion for the third quarter of 2021, compared to $1.0 billion for the third quarter of 2020. Noninterest expense was $3.3 billion for the nine months ended September 30, 2021, compared to $3.0 billion for the nine months ended September 30, 2020.

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
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $52 million, or 8.8%, for the three months ended September 30, 2021, compared to the same period one year ago. For the nine months ended September 30, 2021, personnel expense was up $212 million, or 12.7%, from the nine months ended September 30, 2020. These increases reflect higher incentive and stock-based compensation, attributed to an increase in revenue and stock performance and an increase in employee benefits compared to the year ago quarter and the nine months ended September 30, 2020.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, intangible asset amortization, and other miscellaneous expense categories. Other noninterest expense for the three months ended September 30, 2021, increased $10 million, or 3.8%, from the year-ago quarter, primarily due to an increase in marketing expense related to Laurel Road. For the nine months ended September 30, 2021, other noninterest expense increased $8 million, or 1.0%, from the nine months ended September 30, 2020 also primarily resulting from increased marketing expense.

Income taxes

We recorded tax expense of $165 million for the third quarter of 2021 and $60 million for the third quarter of 2020.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $241 million for the third quarter of 2021, compared to $229 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $16 million, or 2.7%, compared to the third quarter of 2020, driven by the lower interest rate environment, partially offset by strong consumer mortgage balance sheet growth and fees related to PPP loans
•Average loans and leases increased $1.4 billion, or 3.8%, driven by growth in consumer mortgage, partially offset by the sale of the indirect auto loan portfolio totaling $3.3 billion
•Average deposits increased $6.3 billion, or 7.6%, from the third quarter of 2020, driven by retention of consumer stimulus payments and relationship growth

•Provision for credit losses decreased $35 million compared to the third quarter of 2020. The provision for credit losses was a net benefit and was driven by improvements in expected economic conditions and continued strength in client credit quality
•Noninterest income increased $22 million, or 8.3%, from the year ago quarter, driven by higher service charges on deposit accounts and cards and payments income, partially offset by lower consumer mortgage income, due to lower gain on sale margins
•Noninterest expense increased $24 million, or 4.2%, from the year ago quarter, driven by higher production-related incentives and support expenses related to higher loan volumes
Commercial Bank

Summary of operations

•Net income attributable to Key of $384 million for the third quarter of 2021, compared to $173 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $13 million, compared to the third quarter of 2020, as lower average loan balances offset fees related to PPP loans
•Average loan and lease balances decreased $6.5 billion, compared to the third quarter of 2020, driven by lower commercial and industrial line draws and PPP loan forgiveness
•Average deposit balances increased $5.0 billion, or 9.6%, compared to the third quarter of 2020, driven by growth in targeted relationships and the impact of government programs

•Provision for credit losses decreased $219 million compared to the third quarter of 2020. The provision for credit losses was a net benefit and was driven by expected improvements in economic conditions
•Noninterest income increased $93 million, from the year-ago quarter, driven by elevated investment banking client activity and commercial mortgage servicing fees, partially offset by lower cards and payments income as individuals roll off unemployment benefits
•Noninterest expense increased by $23 million, or 5.1%, from the third quarter of 2020, driven by higher production-related incentives related to strong revenue production

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at September 30, 2021
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At September 30, 2021, total loans outstanding from continuing operations were $98.6 billion, compared to $101.2 billion at December 31, 2020. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 100 of our 2020 Form 10-K.

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

The following table provides a summary of portfolio loans and leases as of September 30, 2021, and December 31, 2020, that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs:

Figure 9. Loans and Leases COVID-19 Hardship Relief

	Outstanding Balance of Loans and Leases
September 30, 2021
Dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,092	$58	$2,150
Consumer Loans	883	115	998
Total Portfolio Loans and Leases	$2,975	$173	$3,148
December 31, 2020
Dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,899	$181	$3,079
Consumer Loans	1,179	394	1,572
Total Portfolio Loans and Leases	$4,077	$575	$4,652

The total outstanding balance of commercial loans in active relief as of September 30, 2021, represented 0.1% of the commercial loan portfolio and the total outstanding balance of consumer loans in active relief as of September 30, 2021, represented 0.4% of the consumer loan portfolio.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through September 30, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 4 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans.”

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

Commercial loan portfolio

Commercial loans outstanding were $69.3 billion at September 30, 2021, a decrease of $2.7 billion, or 3.7%, compared to December 31, 2020, driven by a decline in PPP balances. Excluding the impact of PPP loans, commercial loans increased $0.9 billion, or 1.3%, reflecting core portfolio growth in commercial and industrial loans and commercial real estate loans.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. These clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 10 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of September 30, 2021, and December 31, 2020.

Figure 10. Select Commercial Portfolio Focus Areas

Dollars in millions	Outstanding as of September 30, 2021	Percentage of total loans as of September 30, 2021	Outstanding as of December 31, 2020	Percentage of total loans as of December 31, 2020
Consumer behavior (a)	$5,149	5.2%	$5,083	5.0%
Education	1,615	1.6	1,541	1.5
Sports	560.6		690.7
Restaurants	400.4		400.4

Retail commercial real estate (b)	349.4		525.5

Nondurable retail (c)	620.6		638.6

Travel/Tourism (d)	2,269	2.3	2,523	2.5
Hotels	698.7		784.8

Leveraged lending (e)	1,846	1.9	1,700	1.7

Oil and gas	1,862	1.9	1,992	2.0
Upstream (reserve based)	1,234	1.3	1,263	1.2
Midstream	371.4		468.5
Downstream	64.1		98.1

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

Figure 11 provides our commercial loan portfolios by industry classification at September 30, 2021, and December 31, 2020.

Figure 11. Commercial Loans by Industry

September 30, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$898	$150	$87	$1,135	1.7%
Automotive	1,093	592	18	1,703	2.5
Business products	1,580	133	42	1,755	2.5
Business services	3,355	229	189	3,773	5.4
Chemicals	764	35	22	821	1.2
Commercial real estate	6,325	11,085	9	17,419	25.1
Construction materials and contractors	2,354	323	238	2,915	4.2
Consumer goods	3,674	499	244	4,417	6.4
Consumer services	5,095	923	444	6,462	9.3
Equipment	1,431	82	115	1,628	2.3
Finance	6,328	87	369	6,784	9.8
Healthcare	3,040	1,365	254	4,659	6.7
Metals and mining	1,093	75	57	1,225	1.8
Oil and gas	1,825	22	40	1,887	2.7
Public exposure	2,947	16	674	3,637	5.2
Technology	679	10	183	872	1.3
Transportation	1,280	113	574	1,967	2.8
Utilities	5,055	—	407	5,462	7.9
Other	737	55	16	808	1.2
Total	$49,553	$15,794	$3,982	$69,329	100.0%

December 31, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$1,002	$148	$97	$1,247	1.7%
Automotive	1,863	510	19	2,392	3.3
Business products	1,523	117	45	1,685	2.3
Business services	4,098	221	202	4,521	6.3
Chemicals	700	30	34	764	1.1
Commercial real estate	5,966	10,187	11	16,164	22.5
Construction materials and contractors	2,571	271	233	3,075	4.3
Consumer goods	3,832	404	371	4,607	6.4
Consumer services	6,123	900	525	7,548	10.5
Equipment	1,447	84	120	1,651	2.3
Finance	6,190	92	396	6,678	9.3
Healthcare	4,348	1,396	306	6,050	8.4
Metals and mining	1,074	56	29	1,159	1.6
Oil and gas	1,928	43	62	2,033	2.8
Public exposure	2,332	25	709	3,066	4.3
Technology	741	20	191	952	1.2
Transportation	1,434	144	631	2,209	3.1
Utilities	5,239	1	397	5,637	7.8
Other	496	25	21	542	.8
Total	$52,907	$14,674	$4,399	$71,980	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at September 30, 2021, and 52% at December 31, 2020. This portfolio is approximately 78% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $49.6 billion at September 30, 2021, a decrease of $3.4 billion, or 6.3%, compared to December 31, 2020. The decline was broad-based and spread across most industry categories, reflecting an increase in the forgiveness of PPP loans in 2021. Excluding the the impact of PPP loans, commercial and industrial loans increased $0.2 billion, or 0.4%, and reflects a slight increase in commercial utilization rates.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at September 30, 2021. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 13% of commercial real estate loans at period end.

At September 30, 2021, commercial real estate loans totaled $15.8 billion, which includes $13.7 billion of mortgage loans and $2.1 billion of construction loans. Compared to December 31, 2020, this portfolio increased $1.1 billion, or 7.6%, driven by growth in multi-family lending. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2021
Nonowner-occupied:
Retail properties	$121	$15	$129	$152	$55	$338	$225	$1,035	6.5%	$67	$966
Multifamily properties	742	505	1,133	1,051	1,500	1,434	242	6,607	41.8	1,492	5,114
Health facilities	118	51	112	90	168	490	317	1,346	8.5	137	1,209
Office buildings	279	1	239	136	144	556	73	1,428	9.1	29	1,400
Warehouses	81	56	69	39	139	234	146	764	4.9	69	697
Manufacturing facilities	7	—	21	30	32	36	48	174	1.1	—	175
Hotels/Motels	75	—	21	4	16	108	97	321	2.0	19	302
Residential properties	—	—	—	3	—	47	—	50.3		2	48
Land and development	13	4	4	2	5	25	—	53.3		32	21
Other	130	21	9	81	57	203	264	765	4.9	59	705
Total nonowner-occupied	1,566	653	1,737	1,588	2,116	3,471	1,412	12,543	79.4	1,906	10,637
Owner-occupied	1,012	—	305	517	126	1,291	—	3,251	20.6	214	3,037
Total	$2,578	$653	$2,042	$2,105	$2,242	$4,762	$1,412	$15,794	100.0%	$2,120	$13,674

Nonperforming loans	$—	—	—	$3	$—	$18	$28	$49	N/M	$—	$49
Accruing loans past due 90 days or more	—	—	—	1	—	5	—	6	N/M	1	5
Accruing loans past due 30 through 89 days	2	—	—	9	—	4	—	15	N/M	1	14

December 31, 2020
Nonowner-occupied:
Retail properties	$119	$15	$129	$122	$72	$448	$122	$1,027	6.8%	$54	$973
Multifamily properties	685	228	875	800	1,284	1,493	229	5,594	38.1	1,442	4,152
Health facilities	83	53	85	87	170	487	338	1,303	8.7	91	1,212
Office buildings	276	—	253	142	193	628	147	1,639	11.2	48	1,591
Warehouses	54	31	66	40	52	259	161	663	4.6	74	589
Manufacturing facilities	42	—	28	15	40	34	43	202	1.3	10	192
Hotels/Motels	76	—	19	—	12	107	91	305	2.1	18	287
Residential properties	—	—	—	3	—	53	—	56.4		—	56
Land and development	15	5	—	2	5	28	—	55.4		33	22
Other	108	22	6	93	69	245	279	822	6.4	65	757
Total nonowner-occupied	1,458	354	1,461	1,304	1,897	3,782	1,410	11,666	80.0	1,835	9,831
Owner-occupied	870	4	275	499	63	1,297	—	3,008	20.0	152	2,856
Total	$2,328	$358	$1,736	$1,803	$1,960	$5,079	$1,410	$14,674	100.0%	$1,987	$12,687

Nonperforming loans	$1	—	—	$7	$6	$44	$44	$102	N/M	$—	$102
Accruing loans past due 90 days or more	—	—	—	1	—	22	—	23	N/M	1	22
Accruing loans past due 30 through 89 days	3	—	—	2	3	7	—	15	N/M	—	15

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2021 totaled $29.3 billion, an increase of $75.0 million, or .3%, from December 31, 2020. Consumer loans continue to reflect strength from the consumer mortgage business and Laurel Road, offset by the sale of the indirect auto loan portfolio, which reduced consumer loans by $3.3 billion.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 30% of consumer loans outstanding at September 30, 2021.

We held the first lien position for approximately 70% of the home equity portfolio at September 30, 2021, and 66% at December 31, 2020. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of this report.

Figure 13. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
September 30, 2021
New York	$1,272	$2,526	$617	$329	$3	$4,747
Ohio	1,042	1,339	464	196	9	3,050
Washington	3,772	1,128	228	79	3	5,210
Pennsylvania	343	645	291	51	4	1,334
California	1,521	14	383	3	12	1,933
Texas	160	5	313	4	5	487
Colorado	1,169	285	150	28	—	1,632
Connecticut	843	325	93	24	2	1,287
Oregon	964	702	109	39	1	1,815
Florida	523	53	326	12	10	924
Other	2,595	1,725	2,350	163	28	6,861
Total	$14,204	$8,747	$5,324	$928	$77	$29,280

December 31, 2020
New York	$1,164	$2,553	$593	$353	$731	$5,394
Ohio	698	1,375	479	217	957	3,726
Washington	1,835	1,300	236	86	20	3,477
Pennsylvania	286	648	255	52	539	1,780
California	516	14	303	4	19	856
Texas	74	7	241	3	10	335
Colorado	828	345	140	30	6	1,349
Connecticut	914	352	87	25	141	1,519
Oregon	720	782	97	41	4	1,644
Massachusetts	239	48	103	5	460	855
Other	2,024	1,936	2,180	173	1,957	8,270
Total	$9,298	$9,360	$4,714	$989	$4,844	$29,205

Figure 14 summarizes our loan sales for the first nine months of 2021 and all of 2020.

Figure 14. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Consumer indirect	Total
2021
Third quarter	$215	$1,996	$68	$901	—	$3,305	$6,485
Second quarter	1,085	1,907	75	1,192	—	—	4,259
First quarter	124	1,930	156	1,129	—	—	3,339
Total	$1,424	$5,833	$299	$3,222	—	$3,305	$14,083
2020
Fourth quarter	$197	$2,412	$135	$1,256	—	—	$4,000
Third quarter	163	1,999	67	1,235	$208	—	3,672
Second quarter	82	2,661	47	925	—	—	3,715
First quarter	55	2,022	81	546	—	—	2,704
Total	$497	$9,094	$330	$3,962	$208	—	$14,091

Figure 15 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 15. Loans Administered or Serviced

Dollars in millions	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Commercial real estate loans	$422,091	$400,215	$386,908	$371,016	$380,110
Residential mortgage	9,844	9,466	8,838	8,311	7,670
Education loans	442	465	489	516	540
Commercial lease financing	1,318	1,284	1,371	1,359	1,273
Commercial loans	743	716	695	684	652
Consumer direct	798	943	1,109	1,711	1,966
Consumer indirect	3,109	—	—	—	—
Total	$438,345	$413,089	$399,410	$383,597	$392,211

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.3 billion of the $438.3 billion of loans administered or serviced at September 30, 2021. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $49.0 billion at September 30, 2021, compared to $35.2 billion at December 31, 2020. Available-for-sale securities were $40.6 billion at September 30, 2021, compared to $27.6 billion at December 31, 2020. Held-to-maturity securities were $8.4 billion at September 30, 2021, and $7.6 billion at December 31, 2020.

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

Figure 16. Mortgage-Backed Securities by Issuer

Dollars in millions	September 30, 2021	December 31, 2020
FHLMC	$9,213	$8,782
FNMA	17,317	13,213
GNMA	10,673	12,109
Total (a)	$37,203	$34,104

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

Figure 17. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2021
Remaining maturity:
One year or less	—	$222	$3	—	$22	$247	2.07%
After one through five years	$8,938	5,954	2,450	$2,734	—	20,076	1.32
After five through ten years	—	8,943	2,740	5,444	1	17,128	1.50
After ten years	—	985	215	1,943	—	3,143	1.50
Fair value	$8,938	$16,104	$5,408	$10,121	$23	$40,594	—
Amortized cost	$8,960	$16,143	$5,409	$10,141	$8	$40,661	1.42%
Weighted-average yield (b)	.36%	1.56%	1.60%	2.02%	.04%	1.42%	—
Weighted-average maturity	2.7 years	6.1 years	5.2 years	7.9 years	.6 years	5.7 years	—
December 31, 2020
Fair value	$1,000	$14,273	$2,164	$10,106	$13	$27,556	—
Amortized cost	1,000	14,001	2,094	9,707	8	26,810	2.09%

(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

The majority of our held-to-maturity portfolio consists of Federal agency CMOs and mortgage-backed securities. This portfolio is also comprised of asset-backed securities that were acquired as the result of balance sheet optimization strategies, including the indirect auto portfolio transaction in the third quarter of 2021. The remaining balance is comprised of foreign bonds. Figure 18 shows the composition, yields, and remaining maturities of these securities.

Figure 18. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2021
Remaining maturity:
One year or less	$89	—	—	—	$4	$93	2.15%
After one through five years	1,668	$158	$1,655	$2,837	12	6,330	2.27
After five through ten years	728	26	1,246	—	—	2,000	2.63
After ten years	—	—	—	—	—	—	—
Amortized cost	$2,485	$184	$2,901	$2,837	$16	$8,423	2.36%
Fair value	$2,554	$191	$3,066	$2,837	$16	$8,664	—
Weighted-average yield (b)	2.10%	2.50%	2.82%	2.10%	2.63%	2.36%	—
Weighted-average maturity	3.8 years	4.4 years	4.9 years	2.8 years	2.3 years	3.9 years	—
December 31, 2020
Amortized cost	$3,775	$271	$3,515	19	$15	$7,595	2.46%
Fair value	3,899	285	3,805	19	15	8,023	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 19. Breakdown of Deposits at September 30, 2021

Large corporate
29%
Retail
39%
Public sector
7%
Middle market
11%
Business banking: 14%

Deposits are our primary source of funding. At September 30, 2021, our deposits totaled $151.9 billion, an increase of $16.6 billion compared to December 31, 2020. The increase was driven by growth from consumer and commercial relationships, including higher commercial escrow deposits, as well as growth from the retention of consumer stimulus payments and lower consumer spending.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.2 billion at September 30, 2021, compared to $14.7 billion at December 31, 2020. Strong deposit growth and elevated levels of liquidity resulted in less reliance on wholesale funds to support the growth in the balance sheet.

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
$180
$—
3Q20
$181
$—
4Q20
$180
$166
1Q21
$179
$300
2Q21
$176
$593
3Q21
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a)Common Share repurchases which were suspended during the first quarter of 2020 in response to the COVID-19 pandemic resumed in the first quarter of 2021.
(b)The dividend payout ratio for the first and second quarters of 2020 was impacted by lower EPS which was impacted by the economic fallout from the COVID-19 pandemic.

Dividends

Consistent with our 2020 capital plan, we paid a quarterly dividend of $.185 per Common Share for the third quarter of 2021. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2020 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 31,037 holders of record at September 30, 2021. Our book value per Common Share was $16.82 based on 930.5 million shares outstanding at September 30, 2021, compared to $16.53 per Common Share based on 975.8 million shares outstanding at December 31, 2020. At September 30, 2021, our tangible book value per Common Share was $13.80, compared to $13.61 per Common Share at December 31, 2020.

Figure 20 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 20. Changes in Common Shares Outstanding

	2021			2020
In thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	960,276	972,587	975,773	976,205	975,947
Open market repurchases, repurchases under an ASR program, and return of shares under employee compensation plans	(29,923)	(13,304)	(9,277)	(1,092)	(1)
Shares issued under employee compensation plans (net of cancellations)	191	993	6,091	660	259
Shares outstanding at end of period	930,544	960,276	972,587	975,773	976,205

As shown above, Common Shares outstanding decreased by 29.7 million shares during the third quarter of 2021 primarily driven by the execution of an ASR program.

At September 30, 2021, we had 326.2 million treasury shares, compared to 280.9 million treasury shares at December 31, 2020. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2021. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 9.36% at September 30, 2021, compared to 10.56% at December 31, 2020. Our tangible common equity to tangible assets ratio was 6.97% at September 30, 2021, compared to 7.93% at December 31, 2020. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2021, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 21 represents the details of our regulatory capital positions at September 30, 2021, and December 31, 2020, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 177 of our 2020 Form 10-K.

Figure 21. Capital Components and Risk-Weighted Assets

	Dollars in millions	September 30, 2021	December 31, 2020
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,510	$17,981
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	234	375
	Common Equity Tier 1 capital before adjustments and deductions	15,888	16,500
Less:	Goodwill, net of deferred taxes	2,555	2,560
	Intangible assets, net of deferred taxes	141	151
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	77	583
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	169	460
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(291)	(306)
	Total Common Equity Tier 1 capital	$13,236	$13,051
TIER 1 CAPITAL
Common Equity Tier 1		$13,236	$13,051
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	15,092	14,907
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,539	1,657
Allowance for losses on loans and liability for losses on lending-related commitments (c)		958	1,412
Less:	Deductions	—	—
	Total Tier 2 capital	2,497	3,069
	Total risk-based capital	$17,589	$17,976
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$103,111	$103,604
Risk-weighted off-balance sheet exposure		33,991	29,240
Market risk-equivalent assets		1,305	1,354
Gross risk-weighted assets		138,407	134,198
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$138,407	$134,198
AVERAGE QUARTERLY TOTAL ASSETS		$179,491	$166,771
CAPITAL RATIOS
Tier 1 risk-based capital		10.90%	11.11%
Total risk-based capital		12.71%	13.40%
Leverage (d)		8.41%	8.94%
Common Equity Tier 1		9.56%	9.73%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $29 million and $36 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2021, and December 31, 2020, respectively.
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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At September 30, 2021, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed aggregate daily VaR at any day during the quarter ended September 30, 2021. Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended September 30, 2020. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.1 million at September 30, 2021, and $3.1 million at September 30, 2020. Figure 22 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2021, and September 30, 2020.

Figure 22. VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.4	$.6	$.9	$1.0	$3.0	$1.1	$2.0	$2.5
Derivatives:
Interest rate	$.2	$.1	$.1	$.1	$.9	$.3	$.5	$.3

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $6.6 million at September 30, 2021, and $3.1 million at September 30, 2020.The change in stressed VaR is primarily due to a change in the predetermined stress period from the 2008-2009 financial crisis to the COVID-19 period of 2019-2020. Figure 23 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2021, and September 30, 2020.

Figure 23. Stressed VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$6.4	$1.8	$4.1	$5.8	$3.0	$.8	$1.7	$2.5
Derivatives:
Interest rate	$.6	$.3	$.4	$.5	$.7	$.1	$.2	$.4

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $10 million at September 30, 2021, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2020 Form 10-K, LIBOR in its current form will generally not be available after 2021 for new contracts and the LIBOR Administrator will cease publishing all U.S. LIBOR tenors entirely after June 30, 2023. For most products, the most likely replacement benchmark is expected to be SOFR, which has been recommended by the ARRC, although uncertainty remains as to whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. The Federal Reserve and the OCC have encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our LIBOR-based business currently being written;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the current market approach to LIBOR and SOFR;
•Determine and execute system and process work to be operationally ready for SOFR or additional credit sensitive benchmarks; and
•Originate new loans using SOFR.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are progressing on schedule to be operationally ready for various SOFR-based benchmarks, including but not limited to, Daily Simple SOFR in Arrears, SOFR Compounded in Arrears, SOFR Averages in Advance, and Term SOFR. We have begun to quote alternative indexes other than LIBOR, such as SOFR and Term SOFR, and have begun to originate new loans in those indexes. We have also begun to originate a small number of new loans using credit sensitive rates.

We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We are assessing the LIBOR fallback language in those contracts and are devising a strategy to address the LIBOR transition for those contracts. We have also focused on refining LIBOR fallback language in new legal contracts including requiring the use of robust fallback language. Our progress is well-paced, especially as many of the legacy contracts will be provided additional time to remediate due to announcements by the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, that certain LIBOR tenors may continue until June 2023 for legacy contract purposes. In addition, we are on schedule with our work to address contracts with LIBOR tenors that must transition by the end of 2021. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

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

Figure 24 presents the results of the simulation analysis at September 30, 2021, and September 30, 2020. At September 30, 2021, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has increased from September 30, 2020 as a result of higher starting rate levels and a larger balance sheet compared to the September 30, 2020 analysis. Exposure to declining rates remains moderate given the relative low level of actual market rates, and the hedging and investing strategies employed. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 24. Simulated Change in Net Interest Income

	September 30, 2021		September 30, 2020
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—%	N/A	—%	N/A
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-4.06%	5.50%	-1.92%	4.49%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 24. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 130 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. The interest rate shock scenarios are equal to the current Fed Target Rate capped at 200 basis points. In the current low rate environment, the declining shock scenario is reduced with a 100 basis point minimum. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2021.

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

Figure 25. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2021
				Weighted-Average			December 31, 2020
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$22,050	$238		2.6	1.3%	.1%	$21,035	$632
Receive fixed/pay variable — conventional debt	7,892	204		3.4	1.6	.1	7,787	415
Receive fixed/pay variable — forward A/LM	—	—		—	—	—	—	—
Pay fixed/receive variable — conventional debt	50	(7)		6.8	.1	3.6	50	(11)
Pay fixed/receive variable — forward securities	6,280	168		9.1	.8	1.1	2,080	21
Total portfolio swaps	$36,272	$603	(c)	3.9	1.3%	.3%	$30,952	$1,057	(c)

Floors — conventional A/LM — purchased (b)	—	—		—	—	—	$5,000	$17
Floors — conventional A/LM — sold (b)	—	—		—	—	—	—	—
Total floors	—	—		—	—	—	$5,000	$17

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(c)Excludes accrued interest of $98 million and $145 million at September 30, 2021, and December 31, 2020, respectively.

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

Our credit ratings at September 30, 2021, are shown in Figure 26. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 26. Credit Ratings

September 30, 2021	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. As of September 30, 2021, our consolidated loan-to-deposit ratio was 66%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at September 30, 2021, totaled $49.9 billion, consisting of $31.0 billion of unpledged securities, $27.6 million of securities available for secured funding at the FHLB, and $18.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2021, our unused borrowing capacity secured by loan collateral was $23.1 billion at the Federal Reserve Bank of Cleveland and $11.8 billion at the FHLB. During the third quarter of 2021, our secured term borrowings increased $0.9 million as additional advances were taken. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

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

At September 30, 2021, KeyCorp held $2.6 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. During the third quarter of 2021, KeyBank paid $800 million in cash dividends to KeyCorp. As of September 30, 2021, KeyBank had regulatory capacity to pay $1.0 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities in the investment portfolio. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2021, and September 30, 2020.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 110 of our 2020 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. As described in Note 1 (“Summary of Significant Accounting Policies”) of our 2020 Form 10-K, on January 1, 2020, we adopted ASC 326, Financial Instruments — Credit Losses, and as such, an expected credit loss methodology, specifically current expected credit losses for the remaining life of our loans and leases, is used to estimate the appropriate level of the ALLL. The ALLL at September 30, 2021, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 27, our ALLL from continuing operations decreased by $542 million, or 33.3%, from December 31, 2020. The commercial ALLL decreased by $394 million, or 35.9%, from December 31, 2020, through September 30, 2021, driven by updated economic forecasts that reflect improved economic outlooks, as well as favorable commercial portfolio asset quality migration. Our consumer ALLL decreased by $148 million, or 28.1%, from December 31, 2020, through September 30, 2021, driven by updated economic forecasts that reflect improved economic outlooks.

Figure 27. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2021			December 31, 2020
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$462	42.6%	50.3%	$678	41.7%	52.3%
Commercial real estate:
Commercial mortgage	184	17.0	13.9	327	20.1	12.5
Construction	27	2.4	2.1	47	2.9	2.0
Total commercial real estate loans	211	19.4	16.0	374	23.0	14.5
Commercial lease financing	32	3.0	4.0	47	2.9	4.3
Total commercial loans	705	65.0	70.3	1,099	67.6	71.1
Real estate — residential mortgage	88	8.1	14.4	102	6.3	9.2
Home equity loans	124	11.5	8.9	171	10.5	9.2
Consumer direct loans	105	9.7	5.4	128	5.3	4.7
Credit cards	59	5.4	1.0	87	7.9	1.0
Consumer indirect loans	3	0.3	—	39	2.4	4.8
Total consumer loans	379	35.0	29.7	527	32.4	28.9
Total ALLL — continuing operations (a)	$1,084	100.0%	100.0%	$1,626	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $29 million at September 30, 2021, and $36 million at December 31, 2020.

Net loan charge-offs

Figure 28 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29.

Net loan charge-offs for the three months ended September 30, 2021, decreased $99 million compared to the year-ago quarter and include the impact of the sale of the indirect auto loan portfolio of approximately $22 million. For the remainder of 2021, we expect net loan charge-offs to average loans to be less than 20 basis points.

Figure 28. Net Loan Charge-offs from Continuing Operations (a)

	2021			2020
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$7	$9	$65	$104	$92
Real estate — Commercial mortgage	(1)	(2)	34	1	11
Real estate — Construction	—	—	—	—	—
Commercial lease financing	(5)	—	3	19	10
Total commercial loans	1	7	102	124	113
Real estate — Residential mortgage	(3)	1	(1)	—	(1)
Home equity loans	(1)	3	1	—	1
Consumer direct loans	5	5	6	6	6
Credit cards	5	6	4	5	7
Consumer indirect loans	22	—	2	—	2
Total consumer loans	28	15	12	11	15
Total net loan charge-offs	$29	$22	$114	$135	$128
Net loan charge-offs to average loans	.11%	.09%	.46%	.53%	.49%
Net loan charge-offs from discontinued operations — education lending business	$—	1	$—	1	—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2021	2020	2021	2020
Average loans outstanding	$100,138	$104,919	$100,562	$103,018
Allowance for loan and lease losses at the end of the prior period	$1,220	$1,708	$1,626	$900
Cumulative effect from change in accounting principle (a)	—	—	—	204
Allowance for loan and lease losses at beginning of period	1,220	1,708	1,626	1,104
Loans charged off:
Commercial and industrial	27	101	141	232
Real estate — commercial mortgage	—	13	39	18
Real estate — construction	—	—	—	—
Commercial lease financing	1	10	5	16
Total commercial loans	28	124	185	266
Real estate — residential mortgage	(2)	—	(1)	2
Home equity loans	1	4	7	10
Consumer direct loans	7	8	22	30
Credit cards	6	9	21	32
Consumer indirect loans	26	6	38	22
Total consumer loans	38	27	87	96
Total loans charged off	66	151	272	362
Recoveries:
Commercial and industrial	20	9	60	19
Real estate — commercial mortgage	1	2	8	3
Real estate — construction	—	—	—	—
Commercial lease financing	6	—	7	1
Total commercial loans	27	11	75	23
Real estate — residential mortgage	1	1	2	1
Home equity loans	2	3	4	6
Consumer direct loans	2	2	6	6
Credit cards	1	2	6	6
Consumer indirect loans	4	4	14	12
Total consumer loans	10	12	32	31
Total recoveries	37	23	107	54
Net loan charge-offs	(29)	(128)	(165)	(308)
Provision (credit) for loan and lease losses	(107)	150	(377)	934
Allowance for loan and lease losses at end of period	$1,084	$1,730	$1,084	$1,730
Liability for credit losses on lending-related commitments at the end of the prior period	$152	$198	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	—	7
Cumulative effect from change in accounting principle (a), (b)	—	—	—	66
Liability for credit losses on off-balance sheet exposures at beginning of period	152	198	197	141
Provision (credit) for losses on off-balance sheet exposures	—	10	(45)	67
Liability for credit losses on off-balance sheet exposures at end of period (c)	$152	$208	$152	$208
Total allowance for credit losses at end of period	$1,236	$1,938	$1,236	$1,938
Net loan charge-offs to average total loans	.11%	.49%	.22%	.40%
Allowance for loan and lease losses to period-end loans	1.10	1.68	1.10	1.68
Allowance for credit losses to period-end loans	1.25	1.88	1.25	1.88
Allowance for loan and lease losses to nonperforming loans	195.7	207.4	195.7	207.4
Allowance for credit losses to nonperforming loans	223.1	232.4	223.1	232.4

Discontinued operations — education lending business:
Loans charged off	$1	$—	$3	$4
Recoveries	1	—	2	3
Net loan charge-offs	$—	—	$(1)	$(1)

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)For the nine month period ended September 30, 2020, excludes $4 million related to the provision for other financial assets.
(c)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at September 30, 2021, decreased $338 million from December 31, 2020. This decrease was primarily driven by the completion of the sale of a large commercial OREO asset at a small gain during the first quarter of 2021 as well as continual declines in our nonperforming loan balance.

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

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Commercial and industrial	$253	$355	$387	$385	$459
Real estate — commercial mortgage	49	66	66	104	104
Real estate — construction	—	—	—	—	1
Total commercial real estate loans (a)	49	66	66	104	105
Commercial lease financing	5	7	8	8	6
Total commercial loans (b)	307	428	461	497	570
Real estate — residential mortgage	93	99	95	110	96
Home equity loans	146	146	148	154	146
Consumer direct loans	4	4	5	5	3
Credit cards	3	3	3	2	2
Consumer indirect loans	1	14	16	17	17
Total consumer loans	247	266	267	288	264
Total nonperforming loans	554	694	728	785	834
OREO	8	9	12	100	105
Nonperforming loans held for sale	35	32	47	49	61
Other nonperforming assets	2	3	3	3	3
Total nonperforming assets	$599	$738	$790	$937	$1,003
Accruing loans past due 90 days or more	$82	$74	$92	$86	$73
Accruing loans past due 30 through 89 days	164	190	191	241	336
Restructured loans — accruing and nonaccruing (c)	270	334	376	363	306
Restructured loans included in nonperforming loans (c)	146	177	192	229	168
Nonperforming assets from discontinued operations — education lending business	4	5	5	5	6
Nonperforming loans to period-end portfolio loans	.56%	.69%	.72%	.78%	.81%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.61	.73	.78	.92	.97
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

Figure 31 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2021			2020
Dollars in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$694	$728	$785	$834	$760
Loans placed on nonaccrual status	116	186	196	300	387
Charge-offs	(66)	(74)	(135)	(160)	(150)
Loans sold	(17)	(10)	(13)	(9)	(6)
Payments	(136)	(92)	(37)	(83)	(83)
Transfers to OREO	(1)	—	(3)	(3)	—
Loans returned to accrual status	(36)	(44)	(65)	(94)	(74)
Balance at end of period	$554	$694	$728	$785	$834

Operational and compliance risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities. Operational risk intersects with compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. This includes our compliance with lending programs established by the CARES Act, including the PPP and Main Street Lending Program. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation. This heightened level of regulation has increased our operational risk. While operational and compliance risk are separate risk disciplines in Key’s ERM framework, losses and/or additional regulatory compliance costs are included in operational loss reporting and could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities.

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

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, shut down access to systems for ransom, or cause other damage. As the threat landscape continues to evolve, critical infrastructure, including financial services, remains a top target for cyberattacks. COVID-19 has created a unique situation globally with many more employees and third-party service providers working from home, which inherently introduces additional risk. Cyberattacks may include, but are not limited to, attacks that are intended to disrupt or disable banking services and prevent banking transactions, attempts to breach the security of systems and data, and social engineering attempts aimed at tricking employees and clients into providing sensitive information or executing financial transactions.

Cyberattack risks may also occur with our third-party technology service providers and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of their customers. Recently, there have also been numerous highly publicized cases where hackers requested ransom payments in exchange for not disclosing customer information or to restore company access to locked systems. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients. To date, Key has not experienced material disruption of our operations, or material harm to our customers, as a result of the heightened threat landscape or cyberattacks.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020	9/30/2021	9/30/2020
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,510	$17,941	$17,634	$17,981	$17,722
Less:	Intangible assets (a)	2,814	2,828	2,842	2,848	2,862
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$12,840	$13,257	$12,936	$13,277	$13,004
Total assets (GAAP)		$187,035	$181,115	$176,203	$170,336	$170,540
Less:	Intangible assets (a)	2,814	2,828	2,842	2,848	2,862
	Tangible assets (non-GAAP)	$184,221	$178,287	$173,361	$167,488	$167,678
	Tangible common equity to tangible assets ratio (non-GAAP)	6.97%	7.44%	7.46%	7.93%	7.76%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,899	$17,859	$17,769	$17,905	$17,730	$17,843	$17,545
Less:	Intangible assets (average) (c)	2,823	2,840	2,844	2,855	2,870	2,834	2,886
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900	1,900	1,900
	Average tangible common equity (non-GAAP)	$13,176	$13,119	$13,025	$13,150	$12,960	$13,109	$12,759
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$616	$698	$591	$549	$397	$1,905	$674
Average tangible common equity (non-GAAP)		13,176	13,119	13,025	13,150	12,960	13,109	12,759
Return on average tangible common equity from continuing operations (non-GAAP)		18.55%	21.34%	18.25%	16.61%	12.19%	19.43%	7.06%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$618	$703	$595	$556	$401	$1,916	$681
Average tangible common equity (non-GAAP)		13,176	13,119	13,025	13,150	12,960	13,109	12,759
Return on average tangible common equity consolidated (non-GAAP)		18.61%	21.49%	18.37%	16.82%	12.31%	19.54%	7.13%
(a)For the three months ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020, intangible assets exclude $3 million, $4 million, $4 million, $4 million, and $5 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020, average intangible assets exclude $3 million, $4 million, $4 million, $5 million, and $5 million, respectively, of average purchased credit card receivables. For the nine months ended September 30, 2021 and September 30, 2020, average intangible assets exclude $4 million and $6 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020	9/30/2021	9/30/2020
Cash efficiency ratio
Noninterest expense (GAAP)		$1,112	$1,076	$1,071	$1,128	$1,037	$3,259	$2,981
Less:	Intangible asset amortization	15	14	15	15	15	44	50
Adjusted noninterest expense (non-GAAP)		$1,097	$1,062	$1,056	$1,113	$1,022	$3,215	$2,931
Net interest income (GAAP)		$1,016	$1,017	$1,005	$1,035	$1,000	$3,038	$2,999
Plus:	Taxable-equivalent adjustment	9	6	7	8	6	22	21
	Noninterest income (GAAP)	797	750	738	802	681	2,285	1,850
Total taxable-equivalent revenue (non-GAAP)		$1,822	$1,773	$1,750	$1,845	$1,687	$5,345	$4,870
Cash efficiency ratio (non-GAAP)		60.2%	59.9%	60.3%	60.3%	60.6%	60.1%	60.2%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 96 of our 2020 Form 10-K. During the first nine months of 2021, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2021

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022 Early adoption is permitted.	The ASU simplifies the accounting for convertible debt instruments by eliminating the legacy accounting models for convertible instruments with beneficial conversion features or cash conversion features. The guidance also amends the guidance used to determine if a freestanding financial instrument or an embedded feature qualifies for a scope exception from derivative accounting. For freestanding financial instruments and embedded features that have all the characteristics of a derivative instrument and are potentially settled in an entity’s own stock, the guidance simplifies the settlement assessment that entities are required to perform. Also, the Update now requires the use of the if-converted method for all convertible instruments and includes the effect of potential share settlement in diluted EPS if the effect is more dilutive. The new guidance also makes clarifications to the EPS calculation. Further, the ASU expands disclosure requirements.

		The guidance should be applied on a modified retrospective or retrospective basis.	The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
Reference Rate Reform (Topic 848)	December 31, 2022	London Interbank Offered Rate (LIBOR), a reference rate presumed to capture bank funding costs, is being phased out and will no longer be published. This transition to alternate rates will impact, among other things, contracts that reference LIBOR. This ASU provides relief from cumbersome accounting consequences for certain qualifying contract modifications undertaken as a result of reference rate reform.	Key has established an enterprise-wide program to identify and address all LIBOR related issues and will assess the impacts in conjunction with the reference rate transition as it occurs.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 32.

Figure 32. European Sovereign and Nonsovereign Debt Exposures

September 30, 2021	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
Dollars in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$1	$1
Nonsovereign non-financial institutions	—	—	—
Total	—	1	1
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	$35	—	35
Total	35	—	35
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	17	—	17
Total	17	—	17
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	336	336
Nonsovereign non-financial institutions	—	—	—
Total	—	336	336
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	337	337
Nonsovereign non-financial institutions	52	—	52
Total	$52	$337	$389

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

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$763	$1,091
Short-term investments	19,608	16,194
Trading account assets	902	735
Securities available for sale	40,594	27,556
Held-to-maturity securities (fair value: $8,664 and $8,023)	8,423	7,595
Other investments	607	621
Loans, net of unearned income of $361 and $449	98,609	101,185
Less: Allowance for loan and lease losses	(1,084)	(1,626)
Net loans	97,525	99,559
Loans held for sale (a)	1,805	1,583
Premises and equipment	678	753
Goodwill	2,673	2,664
Other intangible assets	144	188
Corporate-owned life insurance	4,312	4,286
Accrued income and other assets	8,404	6,812
Discontinued assets	597	699
Total assets	$187,035	$170,336
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$87,242	$80,427
Savings deposits	7,259	5,913
Certificates of deposit ($100,000 or more)	1,890	2,733
Other time deposits	2,315	3,010
Total interest-bearing deposits	98,706	92,083
Noninterest-bearing deposits	53,225	43,199
Total deposits	151,931	135,282
Federal funds purchased and securities sold under repurchase agreements	228	220
Bank notes and other short-term borrowings	767	759
Accrued expense and other liabilities	3,434	2,385
Long-term debt	13,165	13,709
Total liabilities	169,525	152,355
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,141	6,281
Retained earnings	14,133	12,751
Treasury stock, at cost (326,158,458 and 280,928,782 shares)	(5,876)	(4,946)
Accumulated other comprehensive income (loss)	(45)	738
Total equity	17,510	17,981
Total liabilities and equity	$187,035	$170,336

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $237 million at September 30, 2021, and $264 million at December 31, 2020.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2021	2020	2021	2020
INTEREST INCOME
Loans	$882	$927	$2,659	$2,933
Loans held for sale	13	18	35	58
Securities available for sale	135	115	398	365
Held-to-maturity securities	43	53	133	171
Trading account assets	4	3	14	16
Short-term investments	9	1	20	14
Other investments	1	2	5	3
Total interest income	1,087	1,119	3,264	3,560
INTEREST EXPENSE
Deposits	15	54	52	319
Federal funds purchased and securities sold under repurchase agreements	—	—	—	6
Bank notes and other short-term borrowings	2	1	6	11
Long-term debt	54	64	168	225
Total interest expense	71	119	226	561
NET INTEREST INCOME	1,016	1,000	3,038	2,999
Provision for credit losses	(107)	160	(422)	1,001
Net interest income after provision for credit losses	1,123	840	3,460	1,998
NONINTEREST INCOME
Trust and investment services income	129	128	395	384
Investment banking and debt placement fees	235	146	614	418
Service charges on deposit accounts	91	77	247	229
Operating lease income and other leasing gains	37	38	111	128
Corporate services income	69	51	188	165
Cards and payments income	111	114	329	271
Corporate-owned life insurance income	33	30	94	101
Consumer mortgage income	33	51	106	133
Commercial mortgage servicing fees	34	18	112	48
Other income (a)	25	28	89	(27)
Total noninterest income	797	681	2,285	1,850
NONINTEREST EXPENSE
Personnel	640	588	1,887	1,675
Net occupancy	74	76	225	223
Computer processing	67	59	211	170
Business services and professional fees	56	49	157	142
Equipment	25	25	75	74
Operating lease expense	30	33	95	103
Marketing	32	22	89	67
Intangible asset amortization	15	15	44	50
Other expense	173	170	476	477
Total noninterest expense	1,112	1,037	3,259	2,981
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	808	484	2,486	867
Income taxes	165	60	501	113
INCOME (LOSS) FROM CONTINUING OPERATIONS	643	424	1,985	754
Income (loss) from discontinued operations	2	4	11	7
NET INCOME (LOSS)	645	428	1,996	761
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$645	$428	$1,996	$761
Income (loss) from continuing operations attributable to Key common shareholders	$616	$397	$1,905	$674
Net income (loss) attributable to Key common shareholders	618	401	1,916	681
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.65	$.41	$1.99	$.70
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.66	.41	2.00	.70
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.65	$.41	$1.98	$.69
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.65	.41	1.99	.70
Cash dividends declared per Common Share	$.185	$.185	$.555	$.555
Weighted-average Common Shares outstanding (000)	942,446	967,804	955,069	967,632
Effect of Common Share options and other stock awards	10,077	6,184	9,712	6,648
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	952,523	973,988	964,781	974,280

(a)For the three and nine months ended September 30, 2021, net securities gains (losses) totaled less than $1 million. For the three months ended September 30, 2021 and September 30, 2020, we did not have any impairment losses related to securities. For the three months ended September 30, 2020, we had no net securities gains (losses). For the nine months ended September 30, 2020, net securities gains (losses) totaled $4 million.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2021	2020	2021	2020
Net income (loss)	$645	$428	$1,996	$761
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $56, $(3), $195, and $163	(174)	(8)	(617)	527
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $9, $(19), $57, and $93	(29)	(64)	(180)	299
Net pension and postretirement benefit costs, net of income taxes of $(3), $1, $(5), and $5	8	3	14	15
Total other comprehensive income (loss), net of tax	(195)	(69)	(783)	841
Comprehensive income (loss)	450	359	1,213	1,602
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$450	$359	$1,213	$1,602

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	$17,981
Net income (loss)						1,996			1,996
Other comprehensive income (loss)								(783)	(783)
Deferred compensation					5				5
Cash dividends declared
Common Shares ($.555 per share)						(534)			(534)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Open market Common Share repurchases		(27,346)					(559)		(559)
Employee equity compensation program Common Share repurchases		(1,604)			—		(32)		(32)
Common shares reissued (returned) for stock options and other employee benefit plans		7,274			(28)		129		101
Common share purchases under ASR program		(23,553)			(117)		(468)		(585)
BALANCE AT SEPTEMBER 30, 2021	1,396	930,544	$1,900	$1,257	$6,141	$14,133	$(5,876)	$(45)	$17,510

BALANCE AT JUNE 30, 2021	1,396	960,276	$1,900	$1,257	$6,232	$13,689	$(5,287)	$150	$17,941
Net income (loss)						645			645
Other comprehensive income (loss)								(195)	(195)
Deferred compensation					5				5
Cash dividends declared
Common Shares ($.185 per share)						(176)			(176)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)			(7)
Series F Preferred Stock ($.353125 per depositary share)						(7)			(7)
Series G Preferred Stock ($.351563 per depositary share)						(5)			(5)
Open market Common Share repurchases		(6,367)					(125)		(125)
Employee equity compensation program Common Share repurchases		(3)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		191			21		4		25
Common share purchases under ASR program		(23,553)			(117)		(468)		(585)
BALANCE AT SEPTEMBER 30, 2021	1,396	930,544	$1,900	$1,257	$6,141	$14,133	$(5,876)	$(45)	$17,510

See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	$17,038
Cumulative effect from changes in accounting principle (a)						(230)			(230)
Net income (loss)						761			761
Other comprehensive income (loss)								841	841
Deferred compensation					2				2
Cash dividends declared
Common Shares ($.555 per share)						(542)			(542)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Open market Common Share repurchases		(6,067)					(117)		(117)
Employee equity compensation program Common Share repurchases		(1,815)			(34)		(36)		(70)
Common shares reissued (returned) for stock options and other employee benefit plans		6,898					122		122
Other						(3)			(3)
BALANCE AT SEPTEMBER 30, 2020	1,396	976,205	$1,900	$1,257	$6,263	$12,375	$(4,940)	$867	$17,722

BALANCE AT JUNE 30, 2020	1,396	975,947	$1,900	$1,257	$6,240	$12,154	$(4,945)	$936	$17,542
Net income (loss)						428			428
Other comprehensive income (loss)								(69)	(69)
Deferred compensation					2				2
Cash dividends declared
Common Shares ($.185 per share)						(180)			(180)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.53125 per depositary share)						(6)			(6)
Open market Common Share repurchases		—					—		—
Employee equity compensation program Common Share repurchases		(1)			21		—		21
Common shares reissued (returned) for stock options and other employee benefit plans		259			—		5		5
BALANCE AT SEPTEMBER 30, 2020	1,396	976,205	$1,900	$1,257	$6,263	$12,375	$(4,940)	$867	$17,722

(a)Includes the impact of implementing ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. See Note 1 (“Summary of Significant Accounting Policies) in our 2020 Form 10-K for more information on our adoption of this guidance and the impact to our results of operations.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Nine months ended September 30,
(Unaudited)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,996	$761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	(422)	1,001
Depreciation and amortization expense, net	80	112
Accretion of acquired loans	19	23
Increase in cash surrender value of corporate-owned life insurance	(82)	(86)
Stock-based compensation expense	78	75
Deferred income taxes (benefit)	126	(217)
Proceeds from sales of loans held for sale	11,282	10,079
Originations of loans held for sale, net of repayments	(10,818)	(10,040)
Net losses (gains) on sales of loans held for sale	(192)	(169)
Net losses (gains) on leased equipment	(9)	(17)
Net securities losses (gains)	—	(4)
Net losses (gains) on sales of fixed assets	13	3
Net decrease (increase) in trading account assets	(167)	307
Net transfers of loans held for sale	26	—
Other operating activities, net	(767)	(1,101)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,163	727
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(9)	—
Net decrease (increase) in short-term investments, excluding acquisitions	(3,414)	(12,876)
Purchases of securities available for sale	(19,726)	(9,582)
Proceeds from sales of securities available for sale	—	583
Proceeds from prepayments and maturities of securities available for sale	5,824	4,642
Proceeds from prepayments and maturities of held-to-maturity securities	2,004	1,702
Purchases of held-to-maturity securities	(3)	(17)
Purchases of other investments	(26)	(110)
Proceeds from sales of other investments	36	79
Proceeds from prepayments and maturities of other investments	8	13
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(545)	(9,118)
Proceeds from sales of portfolio loans	(243)	140
Proceeds from corporate-owned life insurance	56	46
Purchases of premises, equipment, and software	(31)	(45)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,069)	(24,543)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	16,649	24,876
Net increase (decrease) in short-term borrowings	16	(61)
Net proceeds from issuance of long-term debt	1,203	2,502
Payments on long-term debt	(1,521)	(2,509)
Open market common share repurchases	(559)	(117)
Employee equity compensation program Common Share repurchases	(32)	(36)
Common share purchases under ASR program	(585)	—
Net proceeds from reissuance of Common Shares	21	7
Cash dividends paid	(614)	(622)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,578	24,040
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(328)	224
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,091	732
CASH AND DUE FROM BANKS AT END OF PERIOD	$763	$956
Additional disclosures relative to cash flows:
Interest paid	$254	$601
Income taxes paid (refunded)	212	175
Noncash items:
Reduction of secured borrowing and related collateral	$7	$5
Loans transferred to portfolio from held for sale	86	32
Loans transferred to held for sale from portfolio	3,403	292
Loans transferred to OREO	3	94
CMBS risk retentions	—	41
ABS risk retentions	13	22
Securities received as consideration	2,825	—

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

		Alternatively, it may be applied on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, until the financial statements are available to be issued.	Key adopted this guidance on January 1, 2021, on a prospective basis and will assess the impact in conjunction with the reference rate transition.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share amounts	2021	2020	2021	2020
EARNINGS
Income (loss) from continuing operations	$643	$424	$1,985	$754
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	643	424	1,985	754
Less: Dividends on Preferred Stock	27	27	80	80
Income (loss) from continuing operations attributable to Key common shareholders	616	397	1,905	674
Income (loss) from discontinued operations, net of taxes	2	4	11	7
Net income (loss) attributable to Key common shareholders	$618	$401	$1,916	$681
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	942,446	967,804	955,069	967,632
Effect of Common Share options and other stock awards	10,077	6,184	9,712	6,648
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	952,523	973,988	964,781	974,280
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.65	$.41	$1.99	$.70
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.66	.41	2.00	.70

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.65	$.41	$1.98	$.69
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.65	.41	1.99	.70
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	September 30, 2021	December 31, 2020
Commercial and industrial (b)	$49,553	$52,907
Commercial real estate:
Commercial mortgage	13,674	12,687
Construction	2,120	1,987
Total commercial real estate loans	15,794	14,674
Commercial lease financing (c)	3,982	4,399
Total commercial loans	69,329	71,980
Residential — prime loans:
Real estate — residential mortgage	14,204	9,298
Home equity loans	8,747	9,360
Total residential — prime loans	22,951	18,658
Consumer direct loans	5,324	4,714
Credit cards	928	989
Consumer indirect loans	77	4,844
Total consumer loans	29,280	29,205
Total loans (d)	$98,609	$101,185

(a)Accrued interest of $211 million and $241 million at September 30, 2021, and December 31, 2020, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $139 million and $127 million of commercial credit card balances at September 30, 2021, and December 31, 2020, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $16 million and $23 million at September 30, 2021, and December 31, 2020, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 171 of our 2020 Form 10-K.
(d)Total loans exclude loans of $602 million at September 30, 2021, and $710 million at December 31, 2020, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 110 of our 2020 Form 10-K.

The ALLL at September 30, 2021, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2021:

Dollars in millions	June 30, 2021	Provision	Charge-offs	Recoveries	September 30, 2021
Commercial and Industrial	$499	$(30)	$(27)	$20	$462
Commercial real estate:
Real estate — commercial mortgage	227	(44)	—	1	184
Real estate — construction	35	(8)	—	—	27
Total commercial real estate loans	262	(52)	—	1	211
Commercial lease financing	34	(7)	(1)	6	32
Total commercial loans	795	(89)	(28)	27	705
Real estate — residential mortgage	86	(1)	2	1	88
Home equity loans	136	(13)	(1)	2	124
Consumer direct loans	115	(5)	(7)	2	105
Credit cards	68	(4)	(6)	1	59
Consumer indirect loans	20	5	(26)	4	3
Total consumer loans	425	(18)	(38)	10	379
Total ALLL — continuing operations	1,220	(107)	(66)	37	1,084
Discontinued operations	30	(1)	(1)	1	29
Total ALLL — including discontinued operations	$1,250	$(108)	$(67)	$38	$1,113

Three months ended September 30, 2020:

Dollars in millions	June 30, 2020	Provision		Charge-offs	Recoveries	September 30, 2020
Commercial and Industrial	$725	$177		$(101)	$9	$810
Commercial real estate:
Real estate — commercial mortgage	292	(2)		(13)	2	279
Real estate — construction	41	(7)		—	—	34
Total commercial real estate loans	333	(9)		(13)	2	313
Commercial lease financing	55	13		(10)	—	58
Total commercial loans	1,113	181		(124)	11	1,181
Real estate — residential mortgage	101	2		—	1	104
Home equity loans	197	(13)		(4)	3	183
Consumer direct loans	130	1		(8)	2	125
Credit cards	107	(5)		(9)	2	95
Consumer indirect loans	60	(16)		(6)	4	42
Total consumer loans	595	(31)		(27)	12	549
Total ALLL — continuing operations	1,708	150	(a)	(151)	23	1,730
Discontinued operations	43	(1)		—	—	42
Total ALLL — including discontinued operations	$1,751	$149		$(151)	$23	$1,772

(a)Excludes a provision for losses on lending-related commitments of $10 million.

Nine months ended September 30, 2021

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	September 30, 2021
Commercial and Industrial	$678	$(135)		$(141)	$60	$462
Commercial real estate:
Real estate — commercial mortgage	327	(112)		(39)	8	184
Real estate — construction	47	(20)		—	—	27
Total commercial real estate loans	374	(132)		—	—	211
Commercial lease financing	47	(17)		(5)	7	32
Total commercial loans	1,099	(284)		(185)	75	705
Real estate — residential mortgage	102	(17)		1	2	88
Home equity loans	171	(44)		(7)	4	124
Consumer direct loans	128	(7)		(22)	6	105
Credit cards	87	(13)		(21)	6	59
Consumer indirect loans	39	(12)		(38)	14	3
Total consumer loans	527	(93)		(87)	32	379
Total ALLL — continuing operations	1,626	(377)	(a)	(272)	107	1,084
Discontinued operations	36	(6)		(3)	2	29
Total ALLL — including discontinued operations	$1,662	$(383)		$(275)	$109	$1,113

(a)Excludes a credit for losses on lending-related commitments of $45 million

Nine months ended September 30, 2020

Dollars in millions	December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	September 30, 2020
Commercial and Industrial	$551	$(141)	$410	$613		$(232)	$19	$810
Commercial real estate:
Real estate — commercial mortgage	143	16	159	135		(18)	3	279
Real estate — construction	22	(7)	15	19		—	—	34
Total commercial real estate loans	165	9	174	154		(18)	3	313
Commercial lease financing	35	8	43	30		(16)	1	58
Total commercial loans	751	(124)	627	797		(266)	23	1,181
Real estate — residential mortgage	7	77	84	21		(2)	1	104
Home equity loans	31	147	178	9		(10)	6	183
Consumer direct loans	34	63	97	52		(30)	6	125
Credit cards	47	35	82	39		(32)	6	95
Consumer indirect loans	30	6	36	16		(22)	12	42
Total consumer loans	149	328	477	137		(96)	31	549
Total ALLL — continuing operations	900	204	1,104	934	(a)	(362)	54	1,730
Discontinued operations	10	31	41	2		(4)	3	42
Total ALLL — including discontinued operations	$910	$235	$1,145	$936		$(366)	$57	$1,772

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

Economic Outlook

As of September 30, 2021, the economic outlook continues to be strong, but the emergence of the Delta variant of the COVID-19 virus negatively impacted supply chains and consumer confidence. We utilized the Moody’s August 2021 Consensus forecast as our baseline forecast to estimate our expected credit losses as of September 30, 2021. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario continues to reflect moderate economic growth over the next two years in markets in which we operate. U.S. GDP continues to increase at an 8.2% annualized rate in the third quarter of 2021 and at an annual rate of approximately 6% and 5% for 2021 and 2022, respectively. The national unemployment rate forecast is 5.3% in the third quarter of 2021, and is expected to decline to 4.7% by the fourth quarter of 2021 and 4.0% by the fourth quarter of 2022.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably from our September 30, 2021 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased by $90 million, or 11.3%, from June 30, 2021. The overall decrease in the allowance is driven by improvements in economic forecasts and asset quality, partially offset by loan growth.

The changes to the economic forecast primarily reflect improvements in economic drivers used in our models. The favorable unemployment and GDP outlook contributes to the overall commercial segment reserve decrease. Expected improvements in real estate price indices lead to a reduction in reserve for our commercial real estate book. Positive risk rating migrations are driving a modest decrease in ALLL levels for the commercial and industrial portfolio. The ALLL results also reflect incremental credit risk considerations as a result of the future economic uncertainties which are addressed through qualitative adjustments.

As of September 30, 2021, we concluded that no ALLL is necessary for $3.1 billion in outstanding PPP loans as they are 100% guaranteed by the SBA.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $46 million, or 10.8%, from June 30, 2021. The overall decrease in the allowance is driven by updated economic forecasts that capture an improving outlook for several drivers and strong portfolio performance, partially offset by growth in consumer real estate.

The most meaningful changes to the economic forecast contributing to the reduction in reserves include improvement in the unemployment rate outlook, which impacts all consumer portfolios. In addition, the housing market and home price index outlook continue to display strength, which impacts the residential mortgage and home equity segments. As it relates to the decline in the ALLL due to portfolio factors, shifts are largely driven by attrition activity, targeted portfolio growth and overall strong credit drivers. The ALLL results also reflect incremental credit risk considerations as a result of the economic uncertainty and related borrower assistance programs, which are addressed through qualitative adjustments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of September 30, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$9,315	$5,420	$4,491	$3,186	$2,016	$3,884	$18,950	$102	$47,364
Criticized (Accruing)	40	115	193	192	236	208	925	27	1,936
Criticized (Nonaccruing)	—	9	18	41	6	16	160	3	253
Total commercial and industrial	9,355	5,544	4,702	3,419	2,258	4,108	20,035	132	49,553
Real estate — commercial mortgage
Risk Rating:
Pass	3,219	1,357	2,589	1,338	687	3,073	690	64	13,017
Criticized (Accruing)	15	20	87	85	123	228	48	2	608
Criticized (Nonaccruing)	—	1	1	5	1	37	4	—	49
Total real estate — commercial mortgage	3,234	1,378	2,677	1,428	811	3,338	742	66	13,674
Real estate — construction
Risk Rating:
Pass	318	619	610	292	104	49	29	6	2,027
Criticized (Accruing)	—	4	13	52	22	1	1	—	93
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	318	623	623	344	126	50	30	6	2,120
Commercial lease financing
Risk Rating:
Pass	655	815	744	348	347	997	—	—	3,906
Criticized (Accruing)	—	4	35	14	13	5	—	—	71
Criticized (Nonaccruing)	—	—	1	1	1	2	—	—	5
Total commercial lease financing	655	819	780	363	361	1,004		—	3,982
Total commercial loans	$13,562	$8,364	$8,782	$5,554	$3,556	$8,500	$20,807	$204	$69,329

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2020	2019	2018	2017	2016	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$13,100	$5,487	$4,040	$2,617	$1,967	$2,709	$19,832	$118	$49,870
Criticized (Accruing)	66	198	174	236	150	279	1,527	22	2,652
Criticized (Nonaccruing)	8	27	71	28	17	7	226	1	385
Total commercial and industrial	13,174	5,712	4,285	2,881	2,134	2,995	21,585	141	52,907
Real estate — commercial mortgage
Risk Rating:
Pass	1,591	2,937	1,737	867	765	3,027	885	43	11,852
Criticized (Accruing)	12	142	81	145	72	255	22	2	731
Criticized (Nonaccruing)	—	1	4	4	2	88	5	—	104
Total real estate — commercial mortgage	1,603	3,080	1,822	1,016	839	3,370	912	45	12,687
Real estate — construction
Risk Rating:
Pass	367	764	510	188	27	22	31	5	1,914
Criticized (Accruing)	—	14	38	18	—	2	1	—	73
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	367	778	548	206	27	24	32	5	1,987
Commercial lease financing
Risk Rating:
Pass	1,076	1,050	534	504	228	901	—	—	4,293
Criticized (Accruing)	10	35	15	26	7	4	—	—	97
Criticized (Nonaccruing)	—	2	2	2	2	1	—	—	9
Total commercial lease financing	1,086	1,087	551	532	237	906	—	—	4,399
Total commercial loans	$16,230	$10,657	$7,206	$4,635	$3,237	$7,295	$22,529	$191	$71,980

(a)Accrued interest of $117 million and $140 million as of September 30, 2021 and December 31, 2020, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of September 30, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$6,071	$3,150	$933	$104	$141	$1,218	—	—	$11,617
660 to 749	1,300	407	186	47	31	323	—	—	2,294
Less than 660	23	12	19	16	10	151	—	—	231
No Score	19	1	1	2	4	34	1	—	62
Total real estate — residential mortgage	7,413	3,570	1,139	169	186	1,726	1	—	14,204
Home equity loans
FICO Score:
750 and above	919	885	285	113	139	739	$2,333	$462	5,875
660 to 749	345	295	130	49	47	222	1,037	158	2,283
Less than 660	20	26	20	14	15	99	336	48	578
No Score	—	2	—	1	—	2	5	1	11
Total home equity loans	1,284	1,208	435	177	201	1,062	3,711	669	8,747
Consumer direct loans
FICO Score:
750 and above	1,287	1,271	594	76	20	137	109	—	3,494
660 to 749	413	350	200	51	13	48	217	—	1,292
Less than 660	19	22	29	12	3	14	61	—	160
No Score	47	45	32	16	9	21	208	—	378
Total consumer direct loans	1,766	1,688	855	155	45	220	595	—	5,324
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	472	—	472
660 to 749	—	—	—	—	—	—	375	—	375
Less than 660	—	—	—	—	—	—	72	—	72
No Score	—	—	—	—	—	—	9	—	9
Total credit cards	—	—	—	—	—	—	928	—	928
Consumer indirect loans
FICO Score:
750 and above	4	—	—	—	—	36	—	—	40
660 to 749	—	—	—	—	—	26	—	—	26
Less than 660	—	—	—	—	—	11	—	—	11
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	4	—	—	—	—	73	—	—	77
Total consumer loans	$10,467	$6,466	$2,429	$501	$432	$3,081	$5,235	$669	$29,280

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2020	2019	2018	2017	2016	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$3,595	$1,620	$194	$254	$537	$1,211	—	—	$7,411
660 to 749	710	284	76	48	100	332	—	—	1,550
Less than 660	16	28	21	10	26	170	—	—	271
No Score	1	2	2	7	2	52	—	—	66
Total real estate — residential mortgage	4,322	1,934	293	319	665	1,765	—	—	9,298
Home equity loans
FICO Score:
750 and above	1,043	404	168	202	190	839	$2,689	$590	6,125
660 to 749	385	198	82	77	69	253	1,237	206	2,507
Less than 660	27	30	18	20	20	113	426	61	715
No Score	2	2	1	—	—	2	5	1	13
Total home equity loans	1,457	634	269	299	279	1,207	4,357	858	9,360
Consumer direct loans
FICO Score:
750 and above	1,840	883	115	32	16	57	119	—	3,062
660 to 749	479	268	80	22	14	33	254	1	1,151
Less than 660	23	37	21	8	5	10	81	—	185
No Score	65	35	21	21	10	11	153	—	316
Total consumer direct loans	2,407	1,223	237	83	45	111	607	1	4,714
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	488	—	488
660 to 749	—	—	—	—	—	—	407	—	407
Less than 660	—	—	—	—	—	—	93	—	93
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	989	—	989
Consumer indirect loans
FICO Score:
750 and above	1,092	924	369	188	69	66	—	—	2,708
660 to 749	653	558	232	97	36	47	—	—	1,623
Less than 660	143	163	99	54	25	28	—	—	512
No Score	1	—	—	—	—	—	—	—	1
Total consumer indirect loans	1,889	1,645	700	339	130	141	—	—	4,844
Total consumer loans	$10,075	$5,436	$1,499	$1,040	$1,119	$3,224	$5,953	$859	$29,205

(a)Accrued interest of $95 million and $101 million as of September 30, 2021 and December 31, 2020, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2020 Form 10-K.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due. For COVID-19 related loan modifications which occurred from March 1, 2020, through September 30, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At September 30, 2021, the portfolio loans and leases in active deferral or forebearance as part of our COVID-19 hardship relief programs totaled $174 million, of which $124 million of loan modifications and forbearances made under the criteria of either the CARES Act, banking regulator interagency guidance, or short-term forbearance policies were not reported as nonperforming.

The following aging analysis of past due and current loans as of September 30, 2021, and December 31, 2020, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

September 30, 2021	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$49,161	$56	$33	$50	$253	$392	$49,553
Commercial real estate:
Commercial mortgage	13,606	12	2	5	49	68	13,674
Construction	2,118	1	—	1	—	2	2,120
Total commercial real estate loans	15,724	13	2	6	49	70	15,794
Commercial lease financing	3,973	2	1	1	5	9	3,982
Total commercial loans	$68,858	$71	$36	$57	$307	$471	$69,329
Real estate — residential mortgage	$14,096	$6	$3	$6	$93	$108	$14,204
Home equity loans	8,559	22	10	10	146	188	8,747
Consumer direct loans	5,307	6	3	4	4	17	5,324
Credit cards	914	3	3	5	3	14	928
Consumer indirect loans	75	1	—	—	1	2	77
Total consumer loans	$28,951	$38	$19	$25	$247	$329	$29,280
Total loans	$97,809	$109	$55	$82	$554	$800	$98,609

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $211 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

December 31, 2020	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
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

At September 30, 2021, the approximate carrying amount of our commercial nonperforming loans outstanding represented 62% of their original contractual amount owed, total nonperforming loans outstanding represented 72% of their original contractual amount owed, and nonperforming assets in total were carried at 77% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $6 million and $20 million for the three and nine months ended September 30, 2021,respectively, and $7 million and $20 million for the three and nine months ended September 30, 2020, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $492 million at September 30, 2021.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended September 30, 2021.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S. GAAP.  As of September 30, 2021, the outstanding balance of loans that underwent COVID-19 related loan modifications for which we elected to suspend TDR accounting as such loan modifications met the criteria under either the CARES Act or banking regulator interagency guidance totaled $124 million.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $21 million and $1 million at September 30, 2021, and December 31, 2020, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At September 30, 2021, and December 31, 2020, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $70 million and $92 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2021	2020	2021	2020
Commercial loans:
Extension of Maturity Date	$—	$—	$5	$8
Payment or Covenant Modification/Deferment	—	—	7	—
Bankruptcy Plan Modification	—	—	—	—
Increase in new commitment or new money	—	—	—	—
Total	$—	$—	$12	$8
Consumer loans:
Interest rate reduction	$3	$13	$6	$22
Other	12	6	18	18
Total	$15	$19	$24	$40
Total TDRs	$15	$19	$36	$48

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2021	2020	2021	2020
Balance at beginning of the period	$334	$310	$363	$347
Additions	17	26	98	65
Payments	(81)	(22)	(162)	(75)
Charge-offs	—	(8)	(29)	(31)
Balance at end of period	$270	$306	$270	$306

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	September 30, 2021			December 31, 2020
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	35	$92	$53	66	$136	$92
Commercial real estate:
Commercial mortgage	3	50	29	7	62	50
Total commercial real estate loans	3	50	29	7	62	50
Total commercial loans	38	142	82	73	198	142
Real estate — residential mortgage	218	26	25	258	35	34
Home equity loans	569	38	33	630	41	37
Consumer direct loans	201	3	3	212	3	3
Credit cards	328	2	2	356	2	2
Consumer indirect loans	23	1	1	861	15	11
Total consumer loans	1,339	70	64	2,317	96	87
Total nonperforming TDRs	1,377	212	146	2,390	294	229
Prior-year accruing:(a)
Commercial and industrial	7	49	26	3	5	—
Commercial real estate
Commercial mortgage	1	—	—	—	—	—
Total commercial real estate loans	1	—	—	—	—	—
Total commercial loans	8	49	26	3	5	—
Real estate — residential mortgage	464	39	34	485	37	31
Home equity loans	1,648	100	78	1,781	106	83
Consumer direct loans	206	5	3	163	4	3
Credit cards	564	4	1	536	3	1
Consumer indirect loans	150	16	8	775	29	16
Total consumer loans	3,032	164	124	3,740	179	134
Total prior-year accruing TDRs	3,040	163	124	3,743	184	134
Total TDRs	4,417	$375	$270	6,133	$478	$363

(a)All TDRs that were restructured prior to January 1, 2021, and January 1, 2020, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2021, there were two commercial loan TDRs and 33 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2020. During the three months ended September 30, 2020, there were no commercial loan TDRs and 33 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2019.

During the nine months ended September 30, 2021, there were five commercial loan TDRs and 98 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2020. During the nine months ended September 30, 2020, there were no commercial loan TDRs and 160 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2019.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2021	2020	2021	2020
Balance at the end of the prior period	$152	$198	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	—	7
Cumulative effect from change in accounting principle (a), (b)	—	—	—	66
Balance at beginning of period	152	198	197	141
Provision (credit) for losses on off balance sheet exposures	—	10	(45)	67
Balance at end of period	$152	$208	$152	$208

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)The nine months ended September 30, 2020, amount excludes $4 million related to the provision for other financial assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2020 Form 10-K. The following tables present these assets and liabilities at September 30, 2021, and December 31, 2020.

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$747	—	$747	—	$633	—	$633
States and political subdivisions	—	91	—	91	—	24	—	24
Other mortgage-backed securities	—	21	—	21	—	47	—	47
Other securities	$17	13	—	30	—	13	—	13
Total trading account securities	17	872	—	889	—	717	—	717
Commercial loans	—	13	—	13	—	18	—	18
Total trading account assets	17	885	—	902	—	735	—	735
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8,938	—	8,938	—	1,000	—	1,000
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	16,104	—	16,104	—	14,273	—	14,273
Agency residential mortgage-backed securities	—	5,408	—	5,408	—	2,164	—	2,164
Agency commercial mortgage-backed securities	—	10,121	—	10,121	—	10,106	—	10,106
Other securities	—	1	$22	23	—	—	$13	13
Total securities available for sale	—	40,572	22	40,594	—	27,543	13	27,556
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	48	—	—	—	53
Total principal investments	—	—	1	49	—	—	1	54
Equity investments:
Direct	—	—	9	9	—	—	13	13
Direct (measured at NAV) (a)	—	—	—	16	—	—	—	7
Indirect (measured at NAV) (a)	—	—	—	6	—	—	—	7
Total equity investments	—	—	9	31	—	—	13	27
Total other investments	—	—	10	80	—	—	14	81
Loans, net of unearned income (residential)	—	—	10	10	—	—	11	11
Loans held for sale (residential)	—	237	—	237	—	264	—	264
Derivative assets:
Interest rate	—	920	34	954	—	1,528	56	1,584
Foreign exchange	65	15	—	80	$78	31	—	109
Commodity	—	1,799	—	1,799	—	424	2	426
Credit	—	—	—	—	—	—	1	1
Other	—	16	6	22	—	26	32	58
Derivative assets	65	2,750	40	2,855	78	2,009	91	2,178
Netting adjustments (b)	—	—	—	(302)	—	—	—	(380)
Total derivative assets	65	2,750	40	2,553	78	2,009	91	1,798
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$82	$44,444	$82	$44,376	$78	$30,551	$129	$30,445
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$212	$555	—	$767	$256	$503	—	$759
Derivative liabilities:
Interest rate	—	273	—	273	—	288	—	288
Foreign exchange	60	15	—	75	72	31	—	103
Commodity	—	1,805	—	1,805	—	408	—	408
Credit	—	1	$6	7	—	—	$11	11
Other	—	11	—	11	—	16	—	16
Derivative liabilities	60	2,105	6	2,171	72	743	11	826
Netting adjustments (b)	—	—	—	(1,911)	—	—	—	(675)
Total derivative liabilities	60	2,105	6	260	72	743	11	151
Total liabilities on a recurring basis at fair value	$272	$2,660	$6	$1,027	$328	$1,246	$11	$910

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2021, as well as financial support provided for the three and nine months ended September 30, 2021, and September 30, 2020.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2021		2021		2020		2021		2020
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	—	—	—	—	—	—	—
Indirect investments (measured at NAV) (a)	48	$13	$—	—	1	—	$4	—	$1	—
Total	$49	$13	$—	—	1	—	$4	—	$1	—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2021, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2021, and September 30, 2020.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2021
Securities available for sale
Other securities	$13	$9	—		—	—	—	—	—		—		$22	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	13	—	$(1)		—	—	—	—	—		$(3)		9	$(1)
Loans held for sale (residential)	—	—	—		—	$(1)	—	$1	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(2)	—	1	—		—		10	—
Derivative instruments (b)
Interest rate	56	—	(20)	(c)	$1	(7)	—	—	$21	(d)	(17)	(d)	34	—
Credit	(10)	—	4	(c)	—	—	—	—	—		—		(6)	—
Other (e)	32	—	(3)	(c)	—	—	—	(23)	—		—		6	—
Three months ended September 30, 2021
Securities available for sale
Other securities	$22	—	—		—	—	—	—	—		—		$22	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	9	—	—		—	—	—	—	—		—		9	—
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(1)	—	—	—		—		10	—
Derivative instruments (b)
Interest rate	35	—	$(5)	(c)	$1	$(1)	—	—	$9	(d)	$(5)	(d)	34	—
Credit	(5)	—	—		(1)	—	—	—	—				(6)	—
Other (e)	13	—	—	(c)	—	—	—	$(7)	—		—		6	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2020
Trading account assets
Other mortgage-backed securities	—	—	—		—	$(9)	—	—	$36		—		$27	—
Securities available for sale
Other securities	$11	$1	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	12	—	$—		—	—	—	—	—		—		12	—
Loans held for sale (residential)	—	—	—		—	(10)	—	$11	—		—		1	—
Loans, net of unearned income (residential)	4	—	—		—	(2)	—	6	—		—		8	—
Derivative instruments (b)
Interest rate	22	—	$18	(c)	$14	(5)	—	—	$98	(d)	$(66)	(d)	81	—
Credit	(8)	—	(6)	(c)	$1		—	—	—				(13)	—
Other (e)	5	—	—		—	—	—	39	—		—		44	—
Three months ended September 30, 2020
Trading account assets
Other mortgage-backed securities	$36	—	—		—	$(9)	$—	—	$—		—		$27	$—
Securities available for sale
Other securities	12	—	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	12		$—										12	—
Loans held for sale (residential)	—	—	—		—	$—	—	$1	—		—		1	—
Loans, net of unearned income (residential)	5	—	—		—	—	—	3	—		—		8	—
Derivative instruments (b)
Interest rate	52		$(3)	(c)	$2	$(4)			$36	(d)	$(2)	(d)	81
Credit	(17)	—	4	(c)	—	—	—	—	—		—		(13)	—
Other (e)	46	—	5		—		—	(7)	—				44	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements” in our 2020 Form 10-K.  There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2021, and December 31, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2021, and December 31, 2020:

	September 30, 2021				December 31, 2020
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	—	—	$5	$5	—	—	$108	$108
Accrued income and other assets	—	—	74	74	—	$—	56	56
Total assets on a nonrecurring basis at fair value	—	—	$79	$79	—	—	$164	$164

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2021, and December 31, 2020, the carrying amount of equity investments under this method was $168 million and $171 million, respectively. No impairment was recorded for the three months ended September 30, 2021.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2021, and December 31, 2020, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
Dollars in millions	September 30, 2021	December 31, 2020			September 30, 2021	December 31, 2020
Recurring
Securities available-for-sale:
Other securities	$22	13	Discounted cash flows	Discount rate	N/A (16.61%)	N/A (15.09%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (55.00%)	N/A (44.00%)
Other investments:(a)
Equity investments
Direct	9	13	Discounted cash flows	Discount rate	N/A (14.15%)	13.90 - 17.04% (15.47%)
				Marketability discount	N/A	N/A (30.00%)
				Volatility factor	N/A	N/A (52.00%)
Loans, net of unearned income (residential)	10	11	Market comparable pricing	Comparability factor	64.50 - 97.30% (94.13%)	64.50-99.04% (94.17%)
Derivative instruments:
Interest rate	34	56	Discounted cash flows	Probability of default	.02 - 100% (16.60%)	.02 - 100% (7.90%)
				Internal risk rating	1 - 19 (15.133)	1 - 19 (9.675)
				Loss given default	0 - 1 (.500)	0 - 1 (.483)
Credit (assets)	—	1	Discounted cash flows	Probability of default	.02 - 100% (3.10%)	.02 - 100% (4.70%)
				Internal risk rating	1 - 19 (9.024)	1 - 19 (10.478)
				Loss given default	0 - 1 (.498)	0 - 1 (.490)
Credit (liabilities)	(6)	(11)	Discounted cash flows	Probability of default	.02 - 100% (14.91%)	.02 - 100% (15.45%)
				Internal risk rating	1 - 19 (8.197)	1 - 19 (8.555)
				Loss given default	0 - 1 (.422)	0 - 1 (.431)
Other(d)	6	32	Discounted cash flows	Loan closing rates	5.90 - 99.70% (85.17%)	36.95 - 99.68% (77.51%)
Nonrecurring
Collateral-dependent loans	5	108	Fair value of collateral	Discount rate	0 - 0.00% (0.00%)	0 - 100.00% (36.00%)
Accrued income and other assets:
OREO and other Level 3 assets (e)	12	16	Appraised value	Appraised value	N/M	N/M

(a)Principal investments, direct is excluded from this table as the balance at September 30, 2021, and December 31, 2020, is insignificant (less than $1 million).
(b)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(c)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(d)Amounts represent interest rate lock commitments.
(e)Excludes $62 million and $40 million pertaining to servicing assets at September 30, 2021, and December 31, 2020, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2021, and December 31, 2020, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2021
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$902	$17	$885	—	—	—		$902
Other investments (b)	607	—	—	$537	$70	—		607
Loans, net of unearned income (residential) (d)	10	—	—	10	—	—		10
Loans held for sale (residential) (b)	237	—	237	—	—	—		237
Derivative assets - trading (b)	2,469	65	2,739	7	—	$(342)	(f)	2,469
Fair value - OCI
Securities available for sale (b)	40,594	—	40,572	22	—	—		40,594
Derivative assets - hedging (b)(g)	84	—	45	—	—	39	(f)	84
Amortized cost
Held-to-maturity securities (c)	8,423	—	8,664	—	—	—		8,664
Loans, net of unearned income (d)	97,515	—	—	97,435	—	—		97,435
Loans held for sale (b)	1,568	—	—	1,568	—	—		1,568
Other
Cash and other short-term investments (a)	20,371	20,371	—	—	—	—		20,371
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$249	$60	$2,093	$7	—	$(1,911)	(f)	$249
Fair value - OCI
Derivative liabilities - hedging (b)(g)	11	—	11	—	—	—	(f)	11
Amortized cost
Time deposits (e)	4,205	—	4,214	—	—	—		4,214
Short-term borrowings (a)	995	212	783	—	—	—		995
Long-term debt (e)	13,165	13,076	716	—	—	—		13,792
Other
Deposits with no stated maturity (a)	147,726	—	147,726	—	—	—		147,726

	December 31, 2020
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$735	—	$735	—	—	—		$735
Other investments (b)	621	—	—	$555	$66	—		621
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	264	—	264	—	—	—		264
Derivative assets - trading (b)	1,676	$78	1,939	91	—	$(433)	(f)	1,675
Fair value - OCI
Securities available for sale (b)	27,556	—	27,543	13	—	—		27,556
Derivative assets - hedging (b)(g)	123	—	70	—	—	53	(f)	123
Amortized cost
Held-to-maturity securities (c)	7,595	—	8,023	—	—	—		8,023
Loans, net of unearned income (d)	99,548	—	—	98,946	—	—		98,946
Loans held for sale (b)	1,319	—	—	1,319	—	—		1,319
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	17,285	17,285	—	—	—	—		17,285
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$154	$72	$746	$11	—	$(675)	(f)	$154
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(3)	—	(3)	—	—	—	(f)	(3)
Amortized cost
Time deposits (e)	5,743	—	5,765	—	—	—		5,765
Short-term borrowings (a)	979	256	723	—	—	—		979
Long-term debt (e)	13,709	13,925	734	—	—	—		14,659
Other
Deposits with no stated maturity (a)	129,539	—	129,539	—	—	—		129,539

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

Discontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $602 million ($518 million at fair value) at September 30, 2021, and $674 million ($567 million at fair value) at December 31, 2020;
•Portfolio loans at fair value of $2 million at September 30, 2021, and $2 million at December 31, 2020.

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

	September 30, 2021				December 31, 2020
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$8,960	—	$22	$8,938	$1,000	—	—	$1,000
Agency residential collateralized mortgage obligations	16,143	$168	207	16,104	14,001	$297	$25	14,273
Agency residential mortgage-backed securities	5,409	51	52	5,408	2,094	70	—	2,164
Agency commercial mortgage-backed securities	10,141	253	273	10,121	9,707	432	33	10,106
Other securities	8	15		23	8	5	—	13
Total securities available for sale	$40,661	$487	$554	$40,594	$26,810	$804	$58	$27,556
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$2,485	$69	—	$2,554	$3,775	$124	—	$3,899
Agency residential mortgage-backed securities	184	7	—	191	271	14	—	285
Agency commercial mortgage-backed securities	2,901	165	—	3,066	3,515	290	—	3,805
Asset-backed securities (c)	2,837	—	—	2,837	19	—	—	19
Other securities	16	—	—	16	15	—	—	15
Total held-to-maturity securities	$8,423	$241	—	$8,664	$7,595	$428	$—	$8,023

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At September 30, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $53 million and $15 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $42 million and $15 million, respectively.
(c)Includes $2.8 billion of securities as of September 30, 2021 related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2021, and December 31, 2020.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
September 30, 2021
Securities available for sale:
U.S Treasury, agencies, and corporations	$8,938	$22		—	—		$8,938	$22
Agency residential collateralized mortgage obligations	7,647	150		$868	$57		8,515	207
Agency residential mortgage-backed securities	3,619	52		6	—	(a)	3,625	52
Agency commercial mortgage-backed securities	4,219	215		1,093	58		5,312	273
Held-to-maturity securities:
Asset-backed securities	1	—	(a)	1	—		2	—
Other securities	8,460	—	(a)	—	—	(a)	8,460	—
Total securities in an unrealized loss position	$32,884	$439		$1,968	$115		$34,852	$554
December 31, 2020
Securities available for sale:
Agency residential collateralized mortgage obligations	$2,110	$25		—	—		$2,110	$25
Agency residential mortgage-backed securities	6	—	(b)	$5	—	(b)	11	—
Agency commercial mortgage-backed securities	2,709	33		—	—		2,709	33
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		24	—	(b)	24	—
Other securities	5	—	(b)	—	—		5	—
Total securities in an unrealized loss position	$4,830	$58		$29	—		$4,859	$58

(a)At September 30, 2021, gross unrealized losses totaled less than $1 million for asset-backed securities and other securities held-to-maturity with a loss duration of less than 12 months and asset-backed securities held-to-maturity with a loss duration of 12 months or longer. At September 30, 2021, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months.
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

Based on our evaluation at September 30, 2021, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At September 30, 2021, securities available for sale and held-to-maturity securities totaling $14.7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2021	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$230	$247	$93	$95
Due after one through five years	19,818	20,076	6,330	6,452
Due after five through ten years	17,312	17,128	2,000	2,117
Due after ten years	3,301	3,143	—	—
Total	$40,661	$40,594	$8,423	$8,664

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

At September 30, 2021, after taking into account the effects of bilateral collateral and master netting agreements, we had $84 million of derivative assets and $11 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $2.5 billion and derivative liabilities of $249 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2021, and December 31, 2020. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$36,423	$45	$11	$36,135	$70	$(3)
Derivatives not designated as hedging instruments:
Interest rate	72,688	909	262	78,424	1,514	291
Foreign exchange	7,378	80	75	6,385	109	103
Commodity	15,090	1,799	1,805	9,702	426	408
Credit	339	—	7	423	1	11
Other (a)	3,652	22	11	4,951	58	16
Total	99,147	2,810	2,160	99,885	2,108	829
Netting adjustments (b)	—	(302)	(1,911)	—	(380)	(675)
Net derivatives in the balance sheet	135,570	2,553	260	136,020	1,798	151
Other collateral (c)	—	(1)	(30)	—	(2)	(11)
Net derivative amounts	$135,570	$2,552	$230	$136,020	$1,796	$140

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

Fair value hedges. During the nine-month period ended September 30, 2021, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2021, and December 31, 2020, related to cumulative basis adjustments for fair value hedges.

	September 30, 2021
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,077	$205
Interest rate contracts	Securities Available for Sale(c)	6,280	168

	December 31, 2020
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,182	$416
Interest rate contracts	Securities Available for Sale(c)	2,080	21
(a)The carrying amount represents the portion of the liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $7 million and $8 million at September 30, 2021, and December 31, 2020, respectively,
(c)These amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At September 30, 2021, and December 31, 2020, the amortized costs of the closed portfolios in these hedging relationships was $7.7 billion and $2.5 billion, respectively.

Cash flow hedges. During the nine-month period ended September 30, 2021, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2021, we expect to reclassify an estimated $167 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $6 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2021, the maximum length of time over which we hedge forecasted transactions is 5.9 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2021, and September 30, 2020.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Three months ended September 30, 2021
Total amounts presented in the consolidated statement of income	$(54)	$882	$135	$235	$(15)	$25

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	37	—	(38)	—	—	—
Recognized on derivatives designated as hedging instruments	(8)	—	39	—	—	—
Net income (expense) recognized on fair value hedges	$29	—	$1	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$79	$—	$(1)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$79	—	$(1)	—	—

Three months ended September 30, 2020
Total amounts presented in the consolidated statement of income	$(64)	$927	$115	$146	$(54)	$28

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$47	—	—	—	—	—
Recognized on derivatives designated as hedging instruments	(7)	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$40	—	—	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$100	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$100	—	—	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Nine months ended September 30, 2021
Total amounts presented in the consolidated statement of income	$(168)	$2,659	$398	$614	$(52)	$89

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	210	—	(147)	—	—	—
Recognized on derivatives designated as hedging instruments	(113)	—	147	—	—	—
Net income (expense) recognized on fair value hedges	$97	—	—	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(3)	$253	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(3)	$253	—	—	—	—

Nine months ended September 30, 2020
Total amounts presented in the consolidated statement of income	$(225)	$2,933	$365	$418	$(319)	$(27)

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(252)	—	—	—	—	—
Recognized on derivatives designated as hedging instruments	343	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$91	—	—	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(3)	$224	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(3)	$224	—	—	—	—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and nine-month periods ended September 30, 2021, and September 30, 2020, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2021
Cash Flow Hedges
Interest rate	$(2)	Interest income — Loans	$79
Interest rate	—	Interest expense — Long-term debt	(1)
Interest rate	4	Investment banking and debt placement fees	(1)
Total	$2		$77
Three months ended September 30, 2020
Cash Flow Hedges
Interest rate	$5	Interest income — Loans	$100
Interest rate	—	Interest expense — Long-term debt	(1)
Interest rate	10	Investment banking and debt placement fees	—
Total	$15		$99

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2021
Cash Flow Hedges
Interest rate	$(144)	Interest income — Loans	$253
Interest rate	2	Interest expense — Long-term debt	(3)
Interest rate	9	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—
Total	$(133)		$250
Nine months ended September 30, 2020
Cash Flow Hedges
Interest rate	$629	Interest income — Loans	$224
Interest rate	(6)	Interest expense — Long-term debt	(3)
Interest rate	(10)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—
Total	$613		$221

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2021, and September 30, 2020, and where they are recorded on the income statement.

	Three months ended September 30, 2021				Three months ended September 30, 2020
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	—	—	$8	$5	—	$(1)	$4
Foreign exchange	12	—	—	12	9	—	—	9
Commodity	4	—	—	4	5	—	—	5
Credit	1	—	$(9)	(8)	4	—	(8)	(4)
Other	—	$—	—	—	—	$28	(8)	20
Total net gains (losses)	$25	$—	$(9)	$16	$23	$28	$(17)	$34

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$19	—	$1	$20	$23	—	$(10)	$13
Foreign exchange	34	—	—	34	29	—	—	29
Commodity	12	—	—	12	13	—	—	13
Credit	5	—	(27)	(22)	(6)	—	(20)	(26)
Other	—	$13	(22)	(9)	—	$36	17	53
Total net gains (losses)	$70	$13	$(48)	$35	$59	$36	$(13)	$82

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $49 million was netted against derivative assets on the balance sheet at September 30, 2021, compared to $63 million of cash collateral netted against derivative assets at December 31, 2020. The cash collateral netted against derivative liabilities totaled $1.6 billion at September 30, 2021, and $232 million at December 31, 2020. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 147 of our 2020 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	September 30, 2021	December 31, 2020
Interest rate	$838	$1,448
Foreign exchange	38	52
Commodity	1,606	178
Credit	—	(1)
Other	22	58
Derivative assets before collateral	2,504	1,735
Plus(Less): Related collateral	49	63
Total derivative assets	$2,553	$1,798

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2021, we had gross exposure of $159 million to broker-dealers and banks. We had net exposure of $175 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $173 million after considering $2 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $25 million at September 30, 2021. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At September 30, 2021, we had gross exposure of $2.5 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $2.4 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $7 million as of September 30, 2021, and $9 million as of December 31, 2020. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 148 of our 2020 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2021, and December 31, 2020. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2021			December 31, 2020
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$146	13.04	17.88%	$227	12.76	19.53%
Total credit derivatives sold	$146	—	—	$227	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2021, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1.7 billion, which was comprised of $194 million in derivative assets and $1.9 billion in derivative liabilities. We had $1.6 billion in cash and securities collateral posted to cover those positions as of September 30, 2021. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2021.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2021, and December 31, 2020. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2021, and December 31, 2020, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2021, and December 31, 2020. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2021		December 31, 2020
Dollars in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$1	$1
Two rating downgrades	3	3	1	1
Three rating downgrades	3	3	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of September 30, 2021, and December 31, 2020. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2021, or December 31, 2020, payments of $4 million and $2 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2021, or December 31, 2020, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans from other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 115 of our 2020 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2021	2020	2021	2020
Balance at beginning of period	$600	$565	$578	$539
Servicing retained from loan sales	31	30	88	107
Purchases	8	6	22	24
Amortization	(30)	(29)	(89)	(88)
Temporary (impairments) recoveries	—	(6)	10	(16)
Balance at end of period	$609	$566	$609	$566
Fair value at end of period	$735	$685	$735	$685

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2021, and September 30, 2020, along with the valuation techniques, are shown in the following table:

dollars in millions		September 30, 2021			September 30, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.15%	1.00%	2.00%	1.17%
	Residual cash flows discount rate	7.64%	10.49%	9.31%	7.72%	10.66%	9.30%
	Escrow earn rate	1.04%	1.37%	1.04%	0.92%	1.16%	1.05%
	Loan assumption rate	—%	1.71%	1.40%	—%	1.78%	1.39%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $193 million for the nine-month period ended September 30, 2021, and $154 million for the nine-month period ended September 30, 2020. This fee income was offset by $89 million of amortization for the nine-month period ended September 30, 2021, and $88 million for the nine-month period ended September 30, 2020. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2021	2020	2021	2020
Balance at beginning of period	$77	$46	$58	$46
Servicing retained from loan sales	9	12	32	25
Purchases	—	—	—	—
Amortization	(4)	(4)	(14)	(9)
Temporary (impairments) recoveries	3	(1)	9	(9)
Balance at end of period	$85	$53	$85	$53
Fair value at end of period	$89	$54	$89	$54

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2021, and September 30, 2020, along with the valuation techniques, are shown in the following table:

		September 30, 2021			September 30, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	8.03%	48.88%	11.67%	12.35%	53.36%	16.89%
	Discount rate	7.50%	8.57%	7.54%	7.51%	8.80%	7.57%
	Servicing cost	$62.00	$4,375	$68.15	$62.00	$5,125	$81.67
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

The amortization of servicing assets for September 30, 2021, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $30 million for the nine-month period ended September 30, 2021, and $24 million for the nine-month period ended September 30, 2020. This fee income was offset by $14 million of amortization for the nine-month period ended September 30, 2021, and $9 million for the nine-month period ended September 30, 2020. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2021	2020	2021	2020
Sales-type and direct financing leases
Interest income on lease receivable	$13	$36	$59	$91
Interest income related to accretion of unguaranteed residual asset	9	(7)	12	(1)
Total sales-type and direct financing lease income	22	29	71	90
Operating leases
Operating lease income related to lease payments	31	34	95	103
Other operating leasing gains	6	4	16	25
Total operating lease income and other leasing gains	36	38	111	128
Total lease income	$58	$67	$182	$218

In April 2020, the FASB provided elections under which entities can choose to account for eligible rent concessions either by applying the existing lease modification accounting guidance or by applying an expedient to account for them outside of the modification framework, thus, forgoing the performance of an assessment to determine whether contractual provisions in existing lease arrangements provide enforceable rights and obligations. Modification accounting may require remeasurement and reallocation of contract consideration. To be eligible for the expedient, rent concessions must relate to the COVID-19 pandemic and meet certain criteria. As a result of the pandemic, Key provides lessees with 90 day deferrals on its equipment leases and has elected not to apply modification accounting. Rent concessions were not material at September 30, 2021.

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2020 Form 10-K.

LIHTC investments. We had $1.5 billion and $1.4 billion of investments in LIHTC operating partnerships at September 30, 2021, and December 31, 2020, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2021, and December 31, 2020, we had liabilities of $608 million and $484 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

Through KCIC, formed as a wholly-owned subsidiary of KeyBank National Association, we create funds that hold interests in LIHTC investments. KCIC is the managing member of the fund. We have determined that we are not the primary beneficiary of the fund because although we have the power to direct the activities that most significantly influence its economic performance, we do not have benefits that could potentially be deemed significant to the fund. Therefore, we do not consolidate the fund.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2021, and December 31, 2020. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2020 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2021
LIHTC investments	$7,389	$2,861	$1,882
December 31, 2020
LIHTC investments	$6,914	$2,765	$1,823

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2021, we recognized $147 million of amortization and $139 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months of 2020, we recognized $137 million of amortization and $135 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $48 million and $53 million at September 30, 2021, and December 31, 2020, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2021, and December 31, 2020.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2021
Indirect investments	$10,199	$189	$61
December 31, 2020
Indirect investments	$10,899	$168	$78

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2021, and December 31, 2020, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2021, and December 31, 2020, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2020 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at September 30, 2021, and December 31, 2020. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our balance sheet. Of the total balance as of September 30, 2021, $2.8 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 1 of our 2020 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
September 30, 2021
Other unconsolidated VIEs	$3,166	$1
December 31, 2020
Other unconsolidated VIEs	$351	$1

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

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT SEPTEMBER 30, 2020	$1,752	$912	$2,664
BALANCE AT BALANCE AT DECEMBER 31, 2020	$1,752	$912	$2,664
AQN Strategies acquisition	9	—	9
BALANCE AT SEPTEMBER 30, 2021	$1,761	$912	$2,673

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.4% for the third quarter of 2021 and 12.5% for the third quarter of 2020. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At September 30, 2021, we had a net deferred tax asset of $41 million, compared to a net deferred tax liability of $100 million at December 31, 2020, which are included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $12 million at September 30, 2021, and no valuation allowance at December 31, 2020. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At September 30, 2021, Key’s unrecognized tax benefits were $55 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2021, and December 31, 2020, approximately $602 million and $710 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

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

The following table summarizes our securities financing agreements at September 30, 2021, and December 31, 2020:

	September 30, 2021				December 31, 2020
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$11	$(11)	—	—	$6	$(6)	—	—
Securities borrowed	$500	$—	$(500)	—	$500	$—	$(500)	—
Total	$511	$(11)	$(500)	—	$506	$(6)	$(500)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$229	$(11)	$(218)	—	$220	$(6)	$(214)	—
Total	$229	$(11)	$(218)	—	$220	$(6)	$(214)	—

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

As of September 30, 2021, the carrying amount of assets pledged as collateral against repurchase agreements totaled $283 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At September 30, 2021, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $218 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 164 of our 2020 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2021	2020	2021	2020
Interest cost on PBO	$6	$9	$18	$26
Expected return on plan assets	(7)	(10)	(21)	(29)
Amortization of losses	5	5	14	13
Settlement loss	7	—	7	8
Net pension cost	$11	$4	$18	$18

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2021
KeyCorp Capital I	$156	$6	$162	0.885%	2028
KeyCorp Capital II	101	4	105	6.875	2029
KeyCorp Capital III	140	4	144	7.750	2029
HNC Statutory Trust III	20	1	21	1.531	2035
Willow Grove Statutory Trust I	20	1	21	1.409	2036
HNC Statutory Trust IV	17	1	18	1.426	2037
Westbank Capital Trust II	8	—	8	2.312	2034
Westbank Capital Trust III	8	—	8	2.312	2034
Total	$470	$17	$486	4.343%	—

December 31, 2020	$483	$17	$500	4.464%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $56 million at September 30, 2021, and $70 million at December 31, 2020. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $56 million at September 30, 2021, and $70 million at December 31, 2020. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2021. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 116 of our 2020 Form 10-K.

September 30, 2021	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$3,463	$83
Recourse agreement with FNMA	6,272	25
Residential mortgage reserve	2,972	14
Written put options (a)	3,835	57
Total	$16,542	$179

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2021, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 174 of our 2020 Form 10-K.

Standby letters of credit. At September 30, 2021, our standby letters of credit had a remaining weighted-average life of 1.7 years, with remaining actual lives ranging from less than 1 year to as many as 13.2 years.

Recourse agreement with FNMA. At September 30, 2021, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $20.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30.5% of the principal balance of loans outstanding at September 30, 2021. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At September 30, 2021, the unpaid principal balance outstanding of loans sold by us in this program was $9.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2021.

Our liability for estimated repurchase obligations on loans sold, which is included in Other liabilities on the Consolidated Balance Sheets, was $14 million at September 30, 2021. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At September 30, 2021, our written put options had an average life of 2.1 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2021, and September 30, 2020, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2020	$567	$476	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(617)	11	(2)	(608)
Amounts reclassified from AOCI, net of income taxes (a)	—	(191)	16	(175)
Net current-period other comprehensive income, net of income taxes	(617)	(180)	14	(783)
Balance at September 30, 2021	$(50)	$296	$(291)	$(45)

Balance at June 30, 2021	$124	$325	$(299)	$150
Other comprehensive income before reclassification, net of income taxes	(174)	30	(1)	(145)
Amounts reclassified from AOCI, net of income taxes (a)	—	(59)	9	(50)
Net current-period other comprehensive income, net of income taxes	(174)	(29)	8	(195)
Balance at September 30, 2021	$(50)	$296	$(291)	$(45)

Balance at December 31, 2019	$115	$250	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	530	467	(1)	996
Amounts reclassified from AOCI, net of income taxes (a)	(3)	(168)	16	(155)
Net current-period other comprehensive income, net of income taxes	527	299	15	841
Balance at September 30, 2020	$642	$549	$(324)	$867

Balance at June 30, 2020	$650	$613	$(327)	$936
Other comprehensive income before reclassification, net of income taxes	(8)	11	(1)	2
Amounts reclassified from AOCI, net of income taxes (a)	—	(75)	4	(71)
Net current-period other comprehensive income, net of income taxes	(8)	(64)	3	(69)
Balance at September 30, 2020	$642	$549	$(324)	$867

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2021, and September 30, 2020, are as follows:

	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
Dollars in millions	2021	2020
Unrealized gains (losses) on derivative financial instruments
Interest rate	$79	$100	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	(1)	—	Investment banking and debt placement fees
	77	99	Income (loss) from continuing operations before income taxes
	18	24	Income taxes
	$59	$75	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(5)	$(5)	Other expense
Settlement loss	(7)	—	Other expense
	(12)	(5)	Income (loss) from continuing operations before income taxes
	(3)	(1)	Income taxes
	$(9)	$(4)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
Dollars in millions	2021	2020
Unrealized gains (losses) on available for sale securities
Realized gains	—	$4	Other income
	—	4	Income (loss) from continuing operations before income taxes
	—	1	Income taxes
	—	$3	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$253	$224	Interest income — Loans
Interest rate	(3)	(3)	Interest expense — Long-term debt
Interest rate	—	—	Investment banking and debt placement fees
	250	221	Income (loss) from continuing operations before income taxes
	59	53	Income taxes
	$191	$168	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(14)	$(13)	Other expense
Settlement loss	(7)	(8)	Other expense
	(21)	(21)	Income (loss) from continuing operations before income taxes
	(5)	(5)	Income taxes
	$(16)	$(16)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In the third quarter of 2021, under our current authorization pursuant to our 2021 capital plan, we completed $593 million of Common Share repurchases. Of the $593 million total common shares repurchased in the third quarter of 2021, $468 million were related to the initial settlement of an ASR program entered into with Goldman Sachs & Co. LLC (Goldman Sachs) on September 10, 2021, and $125 million were purchased in the open market. Less than $1 million of Common Share repurchases related to employee equity compensation programs.

Under the ASR program, we made a cash payment of $585 million to Goldman Sachs and received an initial delivery of 23.6 million shares of our common stock from Goldman Sachs based on the then current market price of $19.87 of our common stock. The payment to Goldman Sachs was recorded as a reduction to our shareholders’ equity, consisting of a $468 million impact to treasury stock, which reflected the value of the initial 23.6 million shares received upon initial settlement, and a $117 million reduction to our capital surplus balance, which reflects the value of common stock held back by Goldman Sachs pending final settlement of the ASR program. The total number of shares that we will repurchase under the ASR program will be based on the volume-weighted average share price of our common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement.

Consistent with our capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the third quarter of 2021. Common Share repurchases and Common Share dividends paid during the third quarter are consistent with the Federal Reserve’s third quarter capital distribution limitations.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2021 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2021, and September 30, 2020. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2021	2020	2021	2020	2021	2020	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$582	$598	$414	$427	$29	$(19)	$1,025	$1,006
Noninterest income	288	266	477	384	32	31	797	681
Total revenue (TE) (a)	870	864	891	811	61	12	1,822	1,687
Provision for credit losses	(38)	(3)	(69)	150	—	13	(107)	160
Depreciation and amortization expense	31	19	34	35	22	35	87	89
Other noninterest expense	560	548	436	412	29	(12)	1,025	948
Income (loss) from continuing operations before income taxes (TE)	317	300	490	214	10	(24)	817	490
Allocated income taxes and TE adjustments	76	71	106	41	(8)	(46)	174	66
Income (loss) from continuing operations	241	229	384	173	18	22	643	424
Income (loss) from discontinued operations, net of taxes	—	—	—	—	2	4	2	4
Net income (loss)	241	229	384	173	20	26	645	428
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$241	$229	$384	$173	$20	$26	$645	$428

AVERAGE BALANCES (b)
Loans and leases	$39,796	$38,354	$59,914	$66,378	$428	$187	$100,138	$104,919
Total assets (a)	42,981	43,304	69,285	74,530	69,105	50,977	181,371	168,811
Deposits	89,156	82,829	56,546	51,585	1,214	530	146,916	134,944
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$35	$23	$(6)	$103	$—	$2	$29	$128
Return on average allocated equity (b)	25.81%	26.21%	18.68%	13.35%	1.18%	.96%	14.25%	9.51%
Return on average allocated equity	25.81	26.21	18.68	13.35	1.31	1.14	14.30	9.60
Average full-time equivalent employees (c)	7,976	8,323	2,371	2,312	6,662	6,462	17,009	17,097
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other			Total Key
Dollars in millions	2021	2020	2021	2020	2021		2020	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,788	$1,765	$1,244	$1,305	$28		$(50)	$3,060	$3,020
Noninterest income	798	740	1,377	1,023	110		87	2,285	1,850
Total revenue (TE) (a)	2,586	2,505	2,621	2,328	138		37	5,345	4,870
Provision for credit losses	(132)	289	(267)	697	(23)		15	(422)	1,001
Depreciation and amortization expense	71	59	101	108	95		105	267	272
Other noninterest expense	1,706	1,597	1,263	1,144	23		(32)	2,992	2,709
Income (loss) from continuing operations before income taxes (TE)	941	560	1,524	379	43		(51)	2,508	888
Allocated income taxes and TE adjustments	226	133	324	38	(27)		(37)	523	134
Income (loss) from continuing operations	715	427	1,200	341	70		(14)	1,985	754
Income (loss) from discontinued operations, net of taxes	—	—	—	—	11		7	11	7
Net income (loss)	715	427	1,200	341	81		(7)	1,996	761
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$715	$427	$1,200	$341	$81	(d)	$(7)	$1,996	$761

AVERAGE BALANCES (b)
Loans and leases	$39,883	$36,319	$60,358	$66,374	$321		$325	$100,562	$103,018
Total assets (a)	43,094	40,644	69,607	75,205	64,493		43,897	177,194	159,746
Deposits	87,549	78,414	54,660	45,350	814		691	143,023	124,455
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$105	$106	$81	$200	(21)		2	$165	$308
Return on average allocated equity (b)	26.70%	16.66%	18.92%	9.19%	1.62%		(.20)%	14.87%	5.74%
Return on average allocated equity	26.70	16.66	18.92	9.19	1.87		(.10)	14.96	5.79
Average full-time equivalent employees (c)	8,062	8,171	2,371	2,288	6,601		6,299	17,034	16,758
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2021, and September 30, 2020. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended September 30, 2021			Three months ended September 30, 2020
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$105	$16	$121	$100	$15	$115
Investment banking and debt placement fees	—	169	169	—	69	69
Services charges on deposit accounts	56	35	91	45	32	77
Cards and payments income	46	61	107	43	69	112
Other noninterest income	2	—	2	3	—	3
Total revenue from contracts with customers	$209	$281	$490	$191	$185	$376

Other noninterest income (a)			$275			$274
Noninterest income from Other(b)			32			31
Total noninterest income			$797			$681

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

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$311	$49	$360	$279	$49	$328
Investment banking and debt placement fees	—	367	367	—	176	176
Services charges on deposit accounts	145	102	247	138	91	229
Cards and payments income	135	187	322	118	147	265
Other noninterest income	5	2	7	7	—	7
Total revenue from contracts with customers	$596	$707	$1,303	$542	$463	$1,005

Other noninterest income (a)			$872			$758
Noninterest income from Other(b)			110			87
Total noninterest income			$2,285			$1,850

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

We had no material contract assets or contract liabilities as of September 30, 2021, and September 30, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2021, the related consolidated statements of income, comprehensive income, changes in equity for the three- and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 2, 2021

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

Item 1A.     Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-25 of our 2020 Form 10-K; Part I, Item 1A. Risk Factors, on pages 26-38 of our 2020 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q. The additional risk factor set forth below represents a new risk factor that has become applicable since the filing of our 2020 Form 10-K.

Labor shortages and constraints in the supply chain could adversely affect our clients’ operations as well as our operations.

Many sectors in the United States and around the world are experiencing a shortage of workers. The shortage of workers is exacerbating supply chain disruptions around the world, causing certain industries to struggle to regain momentum due to a lack of workers or materials. Our commercial clients may be impacted by the shortage of workers and constraints in the supply chain, which could adversely impact our clients’ operations. Clients may experience disruptions in their operations, which could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, and Key has experienced the war for talent that is currently underway in the financial services industry. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have had to recently increase wages in certain positions to attract talent, particularly in entry-level type positions and certain specialty areas. Please also see the risk factor entitled “We may not be able to attract and retain skilled people” in Part I, Item 1A. Risk Factors on page 37 of our 2020 Form 10-K.

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

In the third quarter of 2021, under our authorization pursuant to our 2021 capital plan, we completed $593 million of Common Share repurchases, including less than $1 million of Common Share repurchases related to employee equity compensation programs. Of the total share repurchases, $468 million were repurchased under an ASR program. Refer to Note 19 (“Shareholders' Equity”) for further information on the ASR program.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2021.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1 - 31	4,552,375	19.45	4,552,375	71,792,234
August 1 - 30	1,817,320	19.83	1,817,320	67,687,234
September 1 - 30	23,553,087	19.87	23,553,087	41,970,613
Total	29,922,782	$19.80	29,922,782

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on July 31, 2021, at $19.66; on August 30, 2021, at $20.32; and on September 30, 2021, at $21.62. Includes shares that may be subject to repurchase under the ASR program pending final settlement in the fourth quarter of 2021. The total number of shares we will repurchase will be based on the volume-weighted average share price of our common stock during the term of the ASR, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

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

KEYCORP
(Registrant)

November 2, 2021	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)