Form 10-K
period 2021-12-31
KEYCORP /NEW/
filed 2022-02-22
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Registrant was $19,829,696,963 (based on the June 30, 2021, closing price of KeyCorp Common Shares of $20.65 as reported on the New York Stock Exchange). As of February 18, 2022, there were 927,761,031 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “assume,” “anticipate,” “intend,” “project,” “believe,” “estimate,” “will,” “would,” “should,” “could,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements. We may also make forward-looking statements in other documents filed with or furnished to the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media and others.
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
•defaults by our loan clients or counterparties;
•adverse changes in credit quality trends;
•declining asset prices;
•deterioration of asset quality and an increase in credit losses due to the continued impact of the COVID-19 global pandemic, including any of the related variants;
•labor shortages and supply chain constraints;
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
•the occurrence of natural disasters, which may be exacerbated by climate change;
•societal responses to climate change;
•increased operational risks resulting from the COVID-19 global pandemic, including any of the related variants;
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
•uncertainty in markets due to the COVID-19 global pandemic, including any of the related variants;
•a worsening of the U.S. economy due to financial, political or other shocks;
•our ability to anticipate interest rate changes and manage interest rate risk;
•uncertainty surrounding the transition from LIBOR to an alternate reference rate;
•deterioration of economic conditions in the geographic regions where we operate;
•the soundness of other financial institutions;
•our ability to manage our reputational risks;
•our ability to timely and effectively implement our strategic initiatives;
•increased competitive pressure;
•our ability to adapt our products and services to industry standards and consumer preferences;
•our ability to attract and retain talented executives and employees;
•unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses; and
•our ability to develop and effectively use the quantitative models we rely upon in our business planning.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including this report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K and our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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

•We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business, which have been accounted for as discontinued operations since 2009.
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
AQN Strategies: Arbitria Quum Notitia, LLC.
ARRC: Alternative Reference Rates Committee.
ASC: Accounting Standards Codification.
ASR: Accelerated Stock Repurchase.
ASU: Accounting Standards Update.
ATMs: Automated teller machines.
BSA: Bank Secrecy Act.
BHCA: Bank Holding Company Act of 1956, as amended.
BHCs: Bank holding companies.
Board: KeyCorp Board of Directors.
CAPM: Capital Asset Pricing Model.
CARES Act: Coronavirus Aid, Relief, and Economic Security Act.
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
ERISA: Employee Retirement Income Security Act of 1974.
ERM: Enterprise risk management.
ESG: Environmental, social, and governance
EVE: Economic value of equity.
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
PCD: Purchased credit deteriorated.
PD: Probability of default.
PPP: Paycheck Protection Program.
RMBS: Residential mortgage-backed securities.
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
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2021 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $186.3 billion at December 31, 2021. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2021, these services were provided across the country through KeyBank’s 999 full-service retail banking branches and a network of 1,317 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, including our national digital bank, Laurel Road, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 25 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

In addition to the customary banking services of accepting deposits and making loans, our bank and its trust company subsidiary offer personal and institutional trust custody services, personal financial and planning services, access to mutual funds, treasury services, and international banking services. Through our bank, trust company, and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals, and multi-employer trust funds established for providing pension or other benefits to employees.

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

Demographics

Our management structure and basis of presentation is divided into two business segments, Consumer Bank and Commercial Bank. Note 25 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments, including changes in basis of presentation.

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint and through our Laurel Road digital lending business by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, charitable giving, and related needs. During the third quarter of 2021, Key executed on the sale of our indirect auto loan portfolio coupled with the purchase of senior notes from a securitization collateralized by the sold loans. The indirect auto portfolio totaled $3.3 billion at the time of sale.

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

Information contained on or accessible through, including any reports available on, our website or any other website referenced in this report is not part of this report. References to websites in this report are intended to be inactive textual references only.

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

Human Capital

Engaging a diverse and talented team is a top strategic priority for Key. Our human capital management strategy is focused on recruiting, developing, and retaining top talent in order to deliver strong returns to our shareholders. Two of the important ways we deliver on this strategy are to (i) reward and recognize our employees based on performance while discouraging imprudent risk-taking, and (ii) cultivate a fair and inclusive culture. As part of our focus on balancing risk and reward, we carefully design our compensation programs to align with the guidance of our regulators and regularly monitor the programs to remain within our risk tolerances. All incentives paid to our employees are subject to a robust risk adjustment process that begins before grant and extends beyond payment. In addition, we are committed to pay equity as a foundational element of our culture. As of June 2021, at KeyBank women earn on average more than 99% of what their male teammates earn, and people of color earn on average more than 99% of what their white teammates earn, after taking into account an employee’s job. Our analysis is based on total compensation (base salary and all discretionary incentives) covering all teammates eligible for a discretionary incentive, other than our Executive Leadership Team whose pay is set by our Board of Directors. More information about our commitment to pay equity is available at www.key.com/about/diversity/pay-equity-commitment.jsp.

As of December 31, 2021, our overall workforce was 58% female, 78% White, 8% Black/African American, 6% Hispanic/Latino, 6% Asian and 2% other. Our Board of Directors is 46% diverse (six of our 13 total Directors are diverse, with four women, one of whom is also a minority, and two male minorities) and our Executive Leadership Team is 29% diverse (three women and one minority out of 14 total executives).

Key had an average of 16,974 full time equivalent employees in 2021. As of December 31, 2021, a total of 17,654 employees worked in the following regions:

Region	Employee Count
East	13,126
West	2,980
All Other	1,548
Key supports our teammates by providing a comprehensive and competitive total rewards program, representing our investment in our teammates’ collective success and reflecting our commitment to helping them thrive. In addition to compensation programs, Key’s offerings include employee health and welfare plans, a 401(k) plan with Key-paid profit sharing and matching contributions, paid parental leave, a Discounted Stock Purchase Plan, wellness incentives and a fitness reimbursement.

Key’s purpose is to help our clients, colleagues, and communities thrive. We remain committed to attracting a talented and diverse workforce and supplier base that represents the clients and communities we serve. In 2021, we continued to focus on increasing minority representation in management and leadership roles, expanding our overall recruiting focus, developing diverse candidate slates and pipelines, increasing supplier diversity, and leveraging our existing employee resource groups to strengthen both engagement and inclusion.

Information About Our Executive Officers

KeyCorp’s executive officers are principally responsible for making policy for KeyCorp, subject to the supervision and direction of the Board. All executive officers are subject to annual election at the annual organizational meeting of the Board held each May.

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2021, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because Mark Midkiff and James Waters have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Victor B. Alexander (42) - Mr. Alexander has been KeyCorp’s Head of Consumer Bank and an executive officer of KeyCorp since January 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020, Treasurer from July 2017 to October 2018, and Merger Integration Executive from December 2015 to June 2017.

Amy G. Brady (55) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Trina M. Evans (57) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. She became an executive officer of KeyCorp in March 2013.

Brian L. Fishel (56) - Mr. Fishel became the Chief Human Resources Officer and an executive officer of KeyCorp in May 2018. From 2013 to 2018, he served as the Director of Talent Management for KeyCorp.

Kenneth C. Gavrity (45) - Mr. Gavrity has been Head of Enterprise Payments since January 2019 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Gavrity served as Head of Commercial Payments from 2016 to 2019.

Christopher M. Gorman (61) - Mr. Gorman has been Chairman, Chief Executive Officer, and President of KeyCorp since May 1, 2020. Mr. Gorman previously served as President and Chief Operating Officer from September 2019 to May 2020 and President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He became an executive officer of KeyCorp in 2010.

Clark H.I. Khayat (50) - Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018. Mr. Khayat previously served as an Executive Vice President and Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016. He became an executive officer of KeyCorp in September 2018.

Donald R. Kimble (61) - Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. In 2017, Mr. Kimble was also named Vice Chairman. In January 2020, Mr. Kimble was also appointed Chief Administrative Officer. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.

Angela G. Mago (56) - Ms. Mago is the Head of Commercial Bank. She previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. She also serves as Head of Real Estate Capital for Key, a role she has held since 2014. She became an executive officer of KeyCorp in 2016.

Mark W. Midkiff (59) - Mr. Midkiff became Chief Risk Officer and an executive officer of KeyCorp in January 2018. Prior to joining KeyCorp, Mr. Midkiff served as the Deputy Chief Credit Officer of BB&T, a banking and financial services firm, from May 2017 to December 2017. He served as Chief Risk Officer of GE Capital, the financial services division of General Electric, from May 2015 to January 2017.

Andrew J. Paine III (52) - Mr. Paine is the Head of Institutional Bank. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. He became an executive officer of KeyCorp in 2016.

Kevin T. Ryan (60) - Mr. Ryan has been the Chief Risk Review Officer and General Auditor of KeyCorp since 2007. He became an executive officer of KeyCorp in 2016.

Douglas M. Schosser (51) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015.

Jaime Warder (48) - Mr. Warder has been Head of Digital Banking since January 2019 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Warder served as Head of Business Banking and Investment Services from 2017 to 2019.

James L. Waters (55) - Mr. Waters became the General Counsel and Secretary and an executive officer of KeyCorp in July 2021. From 2018 to 2021, he served as General Counsel and Corporate Secretary of Cullen/Frost Bankers, Inc., a financial holding company. Prior to 2018, he was a partner of the law firm Haynes and Boone, LLP.

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
As a FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2021, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.
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
Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2021, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in the following table.
Minimum Capital Ratios and KeyCorp Ratios Under
Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp December 31, 2021 (c)
Common Equity Tier 1	4.50%	2.50%	7.00%	9.48%
Tier 1 Capital	6.00	2.50	8.50	10.77
Total Capital	8.00	2.50	10.50	12.49
Leverage (a)	4.00	N/A	4.00	8.47
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
We believe that, as of December 31, 2021, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

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

The CARES Act, enacted on March 27, 2020, provides banking organizations with the option to not comply with CECL until the earlier of (i) the termination date of the national emergency concerning COVID-19 declared by the President under the National Emergencies Act; or (ii) December 31, 2020. The federal banking agencies issued a statement on March 31, 2020, indicating that banking organizations that elect to use the optional, temporary statutory relief will be able to elect the remaining period of regulatory capital relief provided under the CECL Interim Final Rule after the end of the statutory relief period. Alternatively, banking organizations may adopt CECL as planned in 2020 and use the regulatory capital relief provided under the CECL Interim Final Rule starting at the time of their adoption of CECL.

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

In one of the Tailoring Rules, the federal banking agencies amended various rules, including the rules governing standardized liquidity requirements, thereby applying tailored liquidity requirements to large banking organizations in each of the four risk-based categories of institutions described in the Tailoring Rules. Under this final rule, Category IV Firms with weighted short-term wholesale funding of less than $50 billion will not be subject to a reduced LCR. KeyCorp does not meet the $50 billion threshold and is not subject to the reduced LCR or an LCR public disclosure requirement.

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

On October 20, 2020, the federal banking agencies adopted a final rule to implement the Basel III NSFR for U.S. banking organizations. The NSFR final rule, which became effective on July 1, 2021, requires certain banking organizations with more than $100 billion in total assets to maintain minimum amounts of stable funding to support their assets, commitments, and derivatives exposures over a one-year time horizon. The final NSFR rule tailors the application of the NSFR requirement to large banking organizations in each of the four risk-based categories of institutions established by the Tailoring Rules. Key is a Category IV firm. Category IV firms with average weighted short-term wholesale funding of less than $50 billion will not be subject to an NSFR requirement. Key does not meet the $50 billion threshold and is not subject to an NSFR requirement.

On December 1, 2021, the Federal Reserve published revisions to the FR 2052a liquidity reporting form in order to accurately reflect the NSFR final rule and to capture other data elements necessary to monitor banking organizations’ liquidity positions and compliance with liquidity risk management standards. The revisions will be effective on May 1, 2022, for Category I firms and on October 1, 2022, for Category II, III, and IV firms (including KeyCorp).

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

The Federal Reserve has conducted a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline and severely adverse scenarios (and through 2018, an adverse scenario), that are determined by the Federal Reserve. KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank has only had to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC. KeyCorp has been required to report the results of its mid-cycle stress test to the Federal Reserve. Summaries of the results of these company-run stress tests (through KeyCorp’s 2018 mid-cycle stress test results) have been disclosed under the “Regulatory Disclosures & Filings” section of the “Financials” tab of Key’s Investor Relations website: http://www.key.com/ir. Such summaries were not disclosed after 2018 because of the rule changes discussed below.

One of the Tailoring Rules issued by the Federal Reserve in October 2019 to implement EGRRCPA changes the stress testing requirements applicable to BHCs that are Category IV Firms (like KeyCorp). Under this rule, Category IV Firms will no longer be required to conduct and publicly disclose the results of company-run stress tests and will be subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year as has been the case. In 2020, KeyCorp was required to participate in the Federal Reserve’s CCAR process and was subject to a supervisory stress test conducted by the Federal Reserve. In 2022, KeyCorp will be required to participate in the Federal Reserve’s CCAR process and will be subject to a supervisory stress test conducted by the Federal Reserve.

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

As a result of its sensitivity analysis, the Federal Reserve decided to take certain actions to require large banking organizations to preserve capital and re-evaluate their capital plans. Specifically, the Federal Reserve stated that it was requiring each firm subject to its capital plan rule to update and resubmit its capital plan to the appropriate Reserve Bank within 45 days after the Federal Reserve provides updated scenarios. The Federal Reserve further indicated that for the third quarter of 2020, these firms were prohibited from (i) making share repurchases (other than share repurchases relating to issuances of common stock for employee stock ownership plans); and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve said that it may extend these restrictions quarter-by-quarter depending upon the economic circumstances.

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

On December 18, 2020, the Federal Reserve announced the results of the second round of stress tests for 2020 that it conducted on large banking organizations (including KeyCorp). The Federal Reserve indicated that, in the aggregate, capital ratios for the 33 firms subject to the stress tests remained well above their required minimum levels throughout the projection horizon under both the severely adverse and alternative severe scenarios. However, the Federal Reserve stated that because of the ongoing economic uncertainty, it was extending its limits on capital distributions by these banking organizations into the first quarter of 2021, with certain modifications. The Federal Reserve said that these firms (including KeyCorp) (1) are prohibited from increasing their common stock dividends to an amount greater than the amount paid in the second quarter of 2020 and (2) are prohibited from paying common stock dividends and making share repurchases that, in the aggregate, exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. The Federal Reserve further indicated that it could extend these restrictions beyond the first quarter of 2021 and that it was extending the time period to notify firms whether their stress capital buffer requirements will be recalculated until March 31, 2021.

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

Resolution plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, have been required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, have also been required to submit a resolution plan to the FDIC. These plans have been due annually unless the requirement to submit the plans was deferred by the regulators. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/. KeyCorp’s last resolution plan was submitted in 2017, and KeyBank’s last resolution plan was submitted in 2018. KeyCorp is no longer required to submit a resolution plan because of the rule change discussed below while KeyBank remains subject to resolution plan requirements as discussed below.

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

Other Regulatory Developments

The Bank Secrecy Act

The BSA requires all financial institutions (including banks and securities broker-dealers) to, among other things, maintain a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence and know-your-customer documentation requirements. Key has established and maintains an AML program to comply with the BSA’s requirements.

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

Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail in Note 6 (“Fair Value Measurements”) in Item 8 of this report. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investments are conformed or are expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2021, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

On October 8, 2019, five federal agencies announced their adoption of a final rule to simplify and tailor requirements relating to the Volcker Rule. Among other things, the final rule (i) revises the definition of certain terms relevant in determining the scope of the Volcker Rule; (ii) modifies the eligibility criteria for a banking entity to be able to rely on certain exemptions and exclusions from the proprietary trading and covered fund prohibitions; (iii) adds additional proprietary trading exclusions; and (iv) tailors the rule’s compliance requirements based on the size of a firm’s trading assets and liabilities. Under the final rule, a banking entity is subject to the most stringent compliance requirements if it has “significant” trading assets and liabilities, that is, total consolidated trading assets and liabilities of at least $20 billion. A banking entity with total consolidated trading assets and liabilities between $1 billion and $20 billion is regarded as having “moderate” trading assets and liabilities and is subject to a requirement to have a simplified compliance program that must be appropriate given that banking entity’s activities, size, scope, and complexity. A presumption of compliance applies to a banking entity with “limited” trading assets and liabilities, that is, total consolidated trading assets and liabilities of less than $1 billion. The final rule rule became effective on January 1, 2020, and the compliance date was January 1, 2021. Key has “moderate” trading assets and liabilities as calculated under the final rule. The final rule did not have a material impact on Key’s operations.

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

The governance and controls component of the LFI Rating System was the subject of two separate, but related proposals: (i) proposed guidance regarding supervisory expectations for boards of directors of large financial institutions; and (ii) proposed guidance regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. The proposed guidance regarding supervisory expectations for boards of directors was published by the Federal Reserve on August 3, 2017. The final guidance on this subject was issued by the Federal Reserve on February 26, 2021. The final guidance describes the key attributes of effective boards of directors of large financial institutions, including BHCs with $100 billion or more in total consolidated assets. This guidance adopts a principles-based approach to describe attributes of effective boards of directors and provides illustrative examples of effective practices. The Federal Reserve indicated that it intends to use the board effectiveness guidance in informing its assessment of governance and controls at all firms subject to the LFI Rating System (including KeyCorp).

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

On May 20, 2020, the OCC issued a final rule (the “2020 Final Rule”) to revise the agency’s CRA regulation to strengthen and modernize the framework by which the OCC assesses a bank’s CRA performance. The OCC stated that it was doing so in order to make the CRA regulatory framework more objective, transparent, consistent in application, and reflective of changes in banking and thereby better achieve the statutory purpose of encouraging banks to serve the needs of their communities, particularly LMI neighborhoods and other communities that have been underserved. The final rule became effective on October 1, 2020. Certain provisions of the rule had compliance dates of January 1, 2023, or January 1, 2024.

On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking (“ANPR”) requesting public comment on ways to modernize CRA regulations by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better achieve the core purpose of the CRA. The ANPR seeks public feedback on ways to evaluate how banks meet the needs of LMI communities and address inequities in credit access. When it issued the ANPR, the Federal Reserve said that it hoped the ANPR would provide a foundation for the federal banking agencies to come together on a consistent approach to CRA regulation that has broad support among all stakeholders. Comments were due by February 16, 2021. If the federal banking agencies agree on a consistent approach to revising their CRA regulations, KeyBank will be required to comply with the revised regulations.

On November 24, 2020, the OCC requested public comment on an NPR setting forth the OCC’s proposed approach for determining the benchmarks, thresholds, and minimums that would be used in assessing a bank’s performance under the general performance standards contained in the 2020 Final Rule. Comments on the NPR were due by February 2, 2021. On December 15, 2020, the OCC published a notice requesting comment on an information collection survey that the OCC would require banks subject to the CRA general performance standards to complete. Comments on this notice were due by February 16, 2021.

On May 18, 2021, the OCC announced that it will reconsider the 2020 Final Rule. The OCC said that it intends to evaluate issues and questions that have been raised concerning the 2020 Final Rule, consider additional stakeholder input, reassess relevant data, and take additional regulatory action, as appropriate. In addition, the OCC stated that it does not plan to finalize a rule that it proposed in December 2020 to provide an approach for determining the benchmarks, thresholds, and minimums that would be used to assess a bank’s performance under the 2020 Final Rule. The OCC further said that it was discontinuing the CRA information collection published in December 2020 that relates to this subject.

On July 20, 2021, the OCC announced that it had completed its review of the 2020 Final Rule and that it planned to (i) propose rescinding the 2020 Final Rule; and (ii) work with the Federal Reserve and the FDIC to develop a joint rulemaking to strengthen and modernize regulations implementing the CRA. Also, on July 20, 2021, the OCC, the Federal Reserve, and the FDIC issued an interagency statement indicating that they are committed to working together to issue a joint rulemaking with respect to CRA modernization.

On December 14, 2021, the OCC issued a final rule to rescind the 2020 Final Rule and replace it with a rule based largely on the CRA rules adopted jointly by the federal banking agencies in 1995. The OCC indicated that the adoption of this final rule creates consistency for all insured depository institutions and facilitates the ongoing interagency work to modernize the CRA regulatory framework. This final rule was effective on January 1, 2022, but the compliance date for the final rule’s public file and public notice provisions is April 1, 2022.
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

The Consolidated Appropriations Act, 2021 (“CAA”), enacted on December 27, 2020, contains a number of provisions that affect banking organizations. Among other things, the CAA extends the provision in the CARES Act that allows financial institutions to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs through the earlier of January 1, 2022, or 60 days after the COVID-19 national emergency ends. The CAA also provides additional funding for SBA-guaranteed loans to small businesses under the PPP (discussed above) and makes a number of changes to this program, including the expansion of the pool of eligible borrowers and the addition of certain categories of expenses that will be eligible for forgiveness. On March 30, 2021, President Biden signed into law the PPP Extension Act, which extended the deadline for submitting loan applications under this program from March 31, 2021, to May 31, 2021. KeyBank participated in the PPP as a lender.

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

On November 10, 2021, the federal banking agencies along with state bank regulators issued a joint statement stating that the temporary supervisory and enforcement flexibility that they announced in a joint statement issued on April 3, 2020, with respect to the application of certain requirements under the mortgage servicing rules no longer applies. In their November 10, 2021, joint statement, the agencies indicated that they intend to apply their respective supervisory and enforcement authorities, where appropriate, to address any noncompliance or violations of the mortgage servicing rules that occur after the date of their new statement.

ITEM 1A.  RISK FACTORS

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the material risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations or cash flows, and our access to liquidity. The risks and uncertainties described below are not the only risks we face. Disclosures of risks should not be interpreted to imply that the risks have not already materialized.

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

As of December 31, 2021, approximately 70% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than single family residential real estate loans and other types of consumer loans and have a different risk profile. The deterioration of a larger loan or a group of loans in this category could cause an increase in nonperforming loans, which could result in lower earnings from these loans, additional provision for loan and lease losses, and ultimately an increase in loan losses.

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

While the COVID-19 pandemic has impacted the commercial real estate market, property values have largely resumed slow appreciation, and in the case of multifamily and industrial now exceed pre-pandemic levels. Development and construction continue, but at muted levels, and deliveries of additional units into the market have been supported. Oversupply of multifamily housing is a concern in certain urban and gateway markets. However, our exposures in those markets are limited. The most severely impacted commercial real estate segments have been in hospitality, office, and retail. However, monthly collections have improved. Key’s non-owner occupied office and retail exposures are 14% of our total commercial real estate exposure. Substantial deterioration in property market fundamentals could negatively impact our portfolio, with a large portion of our clients active in real estate but in the higher performing multifamily space. A correction in the real estate markets could impact the ability of borrowers to make debt service payments on loans or to refinance the loans at maturity. A relatively small portion of our commercial real estate loans are construction loans. New construction and value-add or rehabilitation construction projects are not fully leased at loan origination. These properties typically require additional leasing through the life of the loan to provide cash flow to support debt service payments. If property market fundamentals deteriorate sharply, performance under existing leases could deteriorate and the execution of new leases could slow, compromising the borrower’s ability to cover debt service payments.

We are subject to the risk of defaults by our loan clients and counterparties.

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

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2021 represents management’s estimate of expected credit losses over the contractual life of our existing loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, corporate bond rates, household income, 30-year mortgage rates and real estate values, along with updated information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL.

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

The most recent recession, resulting from the impact of the COVID-19 pandemic, does not appear to have had significant lasting impacts on collateral value. However, there are still risks to the current recovery that could reverse recent stable trends in asset prices.

These risks include:
•A correction in equity or housing markets;
•Another surge in COVID-19 cases leading to a decrease in economic activity;
•Further supply chain issues such as closed factories and disrupted port activity; and
•Labor-supply constraints could continue longer than anticipated, leading to slowing job growth and boosting wages along with inflation (wage-price spiral).

The continued impact of the COVID-19 global pandemic could result in a deterioration of asset quality and an increase in credit losses.

The global pandemic shut down large portions of the U.S. economy and has negatively impacted many of our customers. As a result, many businesses applied for payment deferrals and loan modifications. As of December 31, 2021, we have an immaterial amount of loans with an active COVID-19 deferral status. As of December 31, 2021, 96% of COVID-19 deferrals that have expired are current. Net downgrades reached their peak in the third quarter of 2020. The portfolio has been in an upgrade cycle ever since with positive net upgrades throughout 2021. As a result, we have decreased our loan loss reserve during 2021 in keeping with our established methodology. The continued impact of the pandemic, supply chain and/or inflationary pressures could result in increasing loan loss reserves.

Labor shortages and constraints in the supply chain could adversely affect our clients’ operations as well as our operations.

Many sectors in the United States and around the world are experiencing a shortage of workers. Many of our commercial clients have been impacted by this shortage along with disruptions and constraints in the supply chain, which could adversely impact their operations.This could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, which Key has experienced with respect to certain roles (entry level and technology roles, specifically), as well as increasing wages for entry level and certain professional roles. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have had to recently increase wages in certain positions to attract talent, particularly in entry-level type positions and certain specialty areas.

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

KeyBank and KeyCorp remain covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Like similarly situated institutions, Key undergoes routine scrutiny from bank supervisors in the examination process and is subject to enforcement of regulations at the federal and state levels, particularly with respect to consumer banking-related practices, including fair and responsible banking, fair lending, unfair, deceptive or abusive practices, and the Community Reinvestment Act, as well as compliance with AML, BSA and Office of Foreign Assets Control efforts. Federal rulemaking bodies continue to pass new, or modifications to, significant regulations with upcoming effective dates. There has also been an increase in state legislative activity, particularly in areas such as student lending and privacy. As new privacy-related laws and regulations, such as the California Consumer Privacy Act, are implemented in jurisdictions in which KeyBank operates, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for noncompliance and reporting obligations in the case of data breaches, may significantly increase. Compliance with these laws and regulations may require us to change our policies, procedures, and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, and subject us to monetary penalties for breach of such laws and regulations. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.
Changes to existing statutes and regulations, and taxes (including industry-specific taxes and surcharges), or their interpretation or implementation, including any changes resulting from the recent change in U.S. presidential administration, could affect us in substantial and unpredictable ways. Interpretation of consumer banking-related regulations may evolve as the industry and the regulators seek to increase access to banking products and services by consumers. These changes may subject us to additional costs and increase our litigation risk should we fail to appropriately comply. Such changes may also impact consumer behavior, limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate.

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

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, fines, or restitution, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and affiliated parties. These enforcement actions may be initiated for violations of laws and regulations, for practices determined to be unsafe or unsound, or for practices or acts that are determined to be unfair, deceptive, or abusive. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business. Moreover, different government administrations may have different regulatory priorities, which may impact the level of regulation of financial institutions and the enforcement environment.

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

In the event of a failure, interruption, or breach of our information systems or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. Other U.S. financial service institutions and companies have reported breaches, some severe, in the security of their websites or other systems and several financial institutions, including Key, have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information, hold for ransom, or alter or destroy data, often through the introduction of computer viruses or malware, phishing, cyberattacks, credential stuffing, and other means. To the extent that we use third parties to provide services to our clients, we seek to minimize the risk by performing due diligence and monitoring the third party, but we cannot control all of the risks at these third parties. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences.

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

We have incurred and will continue to incur significant expense in an effort to improve the reliability of our systems and their security against external and internal threats. Nonetheless, there remains the risk that one or more adverse events might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately. While we do maintain cyber information security and business interruption insurance, losses from a major interruption may exceed our coverage.

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

Our operations and financial performance could be adversely affected by severe weather and natural disasters exacerbated by climate change.

Natural disasters could have a material adverse effect on our financial position and results of operations, and the timing and effects of any natural disaster cannot accurately be predicted. The frequency and severity of some types of natural disasters, including wildfires, tornadoes and hurricanes, have increased as a result of climate change, which further reduces our ability to predict their effects accurately. These and other natural disasters could affect Key directly (for example, by interrupting our systems, damaging our facilities or otherwise preventing us from conducting our business in the ordinary course) or indirectly (for example, by damaging or destroying customer businesses or otherwise impairing customers’ ability to repay their loans, or by damaging or destroying property pledged as collateral for loans made by Key).

Societal responses to climate change could adversely affect Key’s business and performance, including indirectly through impacts on Key’s customers.

Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. New and/or more stringent regulatory requirements could materially affect our results by requiring us to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming. Consumers and businesses also may change their own behavior as a result of these concerns. Key and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Key and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Key’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Changes to regulations or market shifts to low-carbon products could impact the credit worthiness or the value of assets securing loans of some of our customers, which may require us to adjust our lending portfolios and business strategies. Key’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-friendly companies, may not be effective in protecting Key from the negative impact of new laws and regulations or changes in consumer or business behavior.

The COVID-19 global pandemic has resulted in increased operational risks.

The COVID-19 pandemic has resulted in heightened operational risks. Much of our workforce has been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. Cybercriminals have also found new means of stealing identities and exploiting stolen identities during the pandemic. This has resulted in increased fraud losses to us and the financial services industry. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. In addition, state and local orders and regulations regarding the conduct of in-person business operations, including new or reimplemented measures imposed as a result of new COVID-19 variants, some of which have been, and may be in the future, more virulent or transmissible than the initial strain, and ongoing resurgences of COVID-19 cases across the U.S. may impact our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been impacted by the pandemic and we have experienced some disruption to certain services performed by vendors. To date, these disruptions have not been material and we have developed solutions to work around these disruptions, but we may experience additional disruption in the future, which could adversely impact our business.

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

Recently, certain regulatory rule changes related to tailoring outlined in EGRRCPA have been finalized. While marginal relief from certain capital and liquidity standards has been afforded to Key (such as relief from LCR disclosure requirements), overall capital and liquidity management practices and expectations will remain unchanged for the foreseeable future. Moreover, Key does not anticipate significant changes to its overall liquidity and capital levels or composition as a result of the final rules.

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
•A decrease in confidence in the creditworthiness of the United States or other issuers whose securities we hold; and
•An increase in limitations on or the regulation of financial services companies like Key.

We are subject to interest rate risk, which could adversely affect net interest income.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the Federal Reserve raises interest rates and begins to reverse pandemic-related stimulus programs, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the setting of benchmark rates may not follow historical relationships, which could influence net interest income and net interest margin.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. On March 5, 2021, ICE Benchmark Administration (“IBA”), the FCA-regulated and authorized administrator of LIBOR, confirmed, following a consultation process occurring during the end of 2020 and beginning of 2021, its intention to cease one-week and two-month US$ LIBOR settings at December 31, 2021, and cease the US$ LIBOR panel at June 30, 2023, effectively ceasing all other US$ LIBOR tenors. A transition away from the widespread use of LIBOR to alternative rates is currently underway, as regulators have issued guidance indicating that new LIBOR originations should not extend beyond December 31, 2021. Although no consensus exists at this time as to what benchmark rate or rates may become accepted alternatives to LIBOR, in the United States, the Alternative Reference Rates of the Federal Reserve (“ARRC”) and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. treasury securities. While SOFR has been considered a likely alternative to LIBOR, and has been recommended by the ARRC, issues remain as to whether it will be the primary benchmark replacement or whether different credit sensitive benchmarks could also become market-accepted. Accordingly, whether SOFR will become a market-accepted alternative to LIBOR remains uncertain. At this time, it is not possible to predict the effect of the Authority’s and IBA’s announcements, or other regulatory changes or announcements, the uncertainty surrounding regulatory guidance and market conventions impacting LIBOR activity post December 31, 2021, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect KeyCorp’s financial condition and results of operations. The adverse impact could take various forms and is dependent upon certain factors outside of our control such as: timing of adoption by market forces of a new widely accepted LIBOR replacement, timing of LIBOR cessation, counterparty acceptance of a new reference rate for both new and existing contracts, and competition presented by non-regulated entities, among others. Additionally, since LIBOR and any replacement reference rate may have significantly different attributes, it is difficult to predict the amount of increased costs associated with implementing the transition to a new reference rate, including costs relative to product changes, systems changes, compliance and operational oversight costs, and legal expenses, among others.

Our profitability depends upon economic conditions in the geographic regions where we have significant operations and in certain market segments in which we conduct significant business.

We have concentrations of loans and other business activities in geographic regions where our bank branches are located — Washington; Oregon/Alaska; Rocky Mountains; Indiana/Northwest Ohio/Michigan; Central/Southwest Ohio; East Ohio/Western Pennsylvania; Atlantic; Western New York; Eastern New York; and New England — and additional exposure to geographic regions outside of our branch footprint. Economic growth in the various regions where we operate has been uneven, and the health of the overall U.S. economy may differ from the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, impact of the COVID-19 pandemic, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.

Additionally, a significant portion of our business activities are concentrated within the commercial real estate, healthcare, finance, and utilities market segments. The profitability of some of these market segments depends upon the health of the overall economy, seasonality, the impact of regulation, and other factors that are beyond our control and may be beyond the control of our customers in these market segments.

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

Our ability to attract and retain customers, clients, investors, and highly skilled management and employees is affected by our reputation. Significant harm to our reputation can arise from various sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, failure to meet external commitments and goals, including financial, and the activities of our clients, customers and counterparties, including vendors. In addition, negative information posted about Key on social media websites, whether or not factually correct, may affect our reputation and our business prospects. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests is complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

In addition, social and environmental activists are increasingly targeting financial services firms with public criticism for their relationships with clients engaged in industries they perceive to be harmful to communities or the environment. Such criticism directed at Key could generate dissatisfaction among our stakeholders. Although we take steps to minimize reputation risk in dealing with our customers and other constituencies, Key, as a large diversified financial services company with a high industry profile, is inherently exposed to this risk. Furthermore, investors have begun to consider how corporations are incorporating environmental, social, and governance (ESG) matters, including climate change, into their business strategy. These shifts in investing priorities may result in adverse effects on the trading price of KeyCorp’s common stock if investors determine that KeyCorp has not made sufficient progress on ESG matters.

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

Our success depends, in large part, on our ability to attract, retain, motivate, and develop a talented and diverse workforce. Competition for the best people in most of our business activities is ongoing and can be intense, and we may not be able to retain or hire the people we want or need to serve our customers. Additionally, the profile of some of the people we target has changed significantly, causing those with whom we compete for talent to also change and to include nonbanks and large technology companies. We face additional competition particularly for employees who are able to work remotely, as the impact of COVID-19 has increased remote opportunities, which is likely to survive the pandemic. In addition, we may be constrained in hiring and retaining sufficient qualified employees due to general labor shortages in our industry, including potential employee attrition resulting from any vaccine mandates that may be applicable to us. To attract and retain qualified employees, we must compensate these employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense.

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

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including, but not limited to, estimating CECL, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the capital stress testing process). Models are simplified representations of real-world relationships. Thus, our modeling methodologies rely on many assumptions, historical analyses, correlations, and available data. These assumptions provide only reasonable, not absolute, estimates, particularly in times of market distress when historical correlations on which we rely may no longer be relevant, such as has been experienced as a result of the COVID-19 pandemic. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Models can also produce inadequate estimates due to errors in computer code, use of unsuitable data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located at 127 Public Square, Cleveland, Ohio 44114-1306 in the Key Center. At December 31, 2021, Key leased approximately 445,324 square feet of the complex, encompassing the first floor branch, the 2nd through 9th office floors, the 11th and 12th floors, and the 54th through 56th floors of the 57-story Key Center. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and totaling 585,616 square feet at December 31, 2021. Our office space is used by all of our segments. As of the same date, KeyBank owned 428 branches and leased 571 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
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
PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information, and repurchase activities in the section captioned “Capital — Common Shares outstanding”	70
Discussion of dividends in the section captioned “Capital — Dividends”	69
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2016, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group. Share price performance is not necessarily indicative of future price performance.

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

As previously reported and as authorized by the Board and pursuant to our 2021 capital plan (which is effective through the third quarter of 2022) submitted to and approved by the Federal Reserve, we have the authority to repurchase up to $1.5 billion of our Common Shares. During 2021, we repurchased $466 million of Common Shares under our previous 2020 capital plan authorization and $710 million under our current 2021 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2021.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
October 1 - 31	1,665	$20.80	1,665	$790,370,016
November 1 - 30	4,029	23.64	4,029	790,274,759
December 1 - 31	803	22.23	803	790,256,307
Total	6,497	$22.74	6,497

(a)Includes Common Shares repurchased in the open market and those deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. Excludes approximately 2.5 million shares received on December 21, 2021, upon settlement of the ASR program for which no cash was paid during the period. For further information on the ASR program including initial delivery and final settlement amounts, refer to Note 24 (“Shareholder’s Equity”).

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2021 and 2020. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2019 and a comparison between the 2019 and 2020 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K filed with the SEC on February 22, 2021, which discussion is incorporated herein by reference.

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

Positive operating leverage was achieved for the 2021 fiscal year, and we expect to again generate positive operating leverage in 2022. Overall revenue was up 9% year-over-year with growth in both net interest income and noninterest income.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

Our net charge-offs to average loans ratio remains at a historically low level. We believe our strong risk management practices will allow us to continue supporting our clients, while maintaining our moderate risk profile, and will position the company to perform well through all business cycles.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

In 2021 we returned 75% of our net income to shareholders in the form of dividends and share repurchases. Our full-year dividend for 2021 was $.75, a 1.4% increase from the previous year. We remain committed to delivering value to all shareholders.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship-based business model, growing our franchise, and being disciplined in our capital management. We intend to pursue this commitment by growing profitably; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our diverse and high-performing workforce. These strategic priorities for enhancing long-term shareholder value are described in more detail below.

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
•Maintain financial strength — With the foundation of a strong balance sheet, we intend to remain focused on sustaining strong reserves, liquidity, and capital. We plan to work closely with our Board and regulators to manage capital to support our clients’ needs and drive long-term shareholder value. Our capital remains a competitive advantage for us.
•Engage a high-performing, talented, and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We intend to continue to engage our high-performing, talented, and diverse workforce to create an environment where they can make a difference, own their careers, be respected, and feel a sense of pride.

Strategic developments

We took the following actions during 2021 in support of our corporate strategy:

•We continued to grow profitably during 2021. We generated positive operating leverage for the eighth time in the past nine years. Revenue was up 9% year-over-year with our Investment Banking business continuing to be a consistent and sustainable growth engine. In order to enhance our strong competitive position we have continued to add senior bankers and expect future growth in 2022.
•During 2021 we completed the acquisition of AQN Strategies, a consumer-focused analytics firm, and XUP, a business-to-business focused digital payments platform that provides an integrated and seamless onboarding experience. In 2021, we also launched our national digital affinity bank, Laurel Road for Doctors, which expanded our consumer footprint nationally for a very targeted high-quality client segment. These actions highlight our commitment to acquire and expand targeted client relationships.
•Laurel Road and and our consumer mortgage business have continued to provide growth to the company as these businesses generated $16 billion in originations for the year.
•Overall, credit quality remains strong as our new loan originations in both our commercial and consumer book continue to meet our criteria for high quality loans as we continue to effectively manage risk and rewards. Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles.
•Maintaining financial strength while driving long-term shareholder value was again a focus during 2021. At December 31, 2021, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.43% and 10.71%, respectively. In 2021, we completed $1.2 billion of gross Common Share repurchases primarily through the open market and an ASR program. Our full-year dividend for 2021 was $.75, which included a dividend increase in the fourth quarter of 2021.
•We remained committed to our strategy to engage a high-performing, talented, and diverse workforce. We have been recognized by multiple organizations for our dedication to creating an environment where employees are treated with respect and empowered to bring their authentic selves to work. Some of these awards and recognitions included the Human Rights Campaign naming us one of the 2021 Best Places to Work for LGBT Equality, Bloomberg listing us on the Gender-Equality Index, G.I. Jobs and Military Spouse Magazine recognizing us as a Military Friendly® and Military Friendly® Spouse Employer, and receiving the Leading Disability Employer Seal from the National Organization on Disability. We were also named to DiversityInc’s 2021 Top 50 Companies for Diversity.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2020, to the year ended December 31, 2021 (dollars in millions):

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

TE net interest income for 2021 was $4.1 billion, and the net interest margin was 2.50%, compared to TE net interest income of $4.1 billion and a net interest margin of 2.77% for the prior year. TE net interest income benefited from lower deposit costs, higher loan fees driven by PPP forgiveness, and elevated levels of liquidity as we continued to experience higher levels of deposit inflows in 2021. TE net interest income was also impacted by a lower net interest margin, the exit of the indirect auto loan portfolio, and one less day in 2021. The decline in the net interest margin reflects a change in balance sheet mix, including elevated levels of liquidity, and lower reinvestment yields. In 2022, we expect TE net interest income to be relatively stable compared to 2021 and the net interest margin to be relatively stable compared to the fourth quarter of 2021.
Average loans totaled $100.3 billion for 2021, compared to $102.7 billion in 2020. Commercial loans decreased $4.6 billion, reflecting decreased utilization versus the prior year. Consumer loans increased $2.2 billion, reflecting strength from Key's consumer mortgage business and Laurel Road, partially offset by the exit of the indirect auto loan portfolio. For 2022, we expect average loans to be up 1% to 3% compared to 2021.

Average deposits totaled $145.0 billion for 2021, an increase of $17.7 billion compared to 2020. The increase reflects growth from consumer and commercial relationships, consumer retention of stimulus payments, and higher commercial escrow deposits, partially offset by declines in certificates of deposits and other time deposits. For 2022, we expect average deposits to be up 1% to 3% compared to 2021.

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

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations(h)

Year ended December 31,	2021			2020			2019
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$50,931	$1,795	3.52%	$55,145	$1,977	3.59%	$47,482	$2,144	4.51%
Real estate — commercial mortgage	13,118	472	3.60	13,279	521	3.92	13,641	676	4.95
Real estate — construction	2,113	77	3.61	1,843	74	3.99	1,485	78	5.24
Commercial lease financing	4,019	114	2.84	4,497	139	3.09	4,488	163	3.63
Total commercial loans	70,181	2,458	3.50	74,764	2,711	3.63	67,096	3,061	4.56
Real estate — residential mortgage	12,252	348	2.84	8,094	284	3.50	6,095	241	3.95
Home equity loans	8,967	336	3.74	9,772	392	4.01	10,634	526	4.95
Consumer direct loans	5,105	233	4.56	4,213	221	5.26	2,475	176	7.11
Credit cards	925	94	10.11	1,001	107	10.65	1,100	127	11.51
Consumer indirect loans	2,839	90	3.19	4,845	180	3.72	4,111	168	4.09
Total consumer loans	30,088	1,101	3.66	27,925	1,184	4.24	24,415	1,238	5.07
Total loans	100,269	3,559	3.55	102,689	3,895	3.79	91,511	4,299	4.70
Loans held for sale	1,700	50	2.96	1,972	69	3.49	1,411	63	4.48
Securities available for sale (b), (e)	35,765	546	1.53	23,742	484	2.10	21,362	537	2.51
Held-to-maturity securities (b)	7,035	185	2.63	8,938	222	2.49	10,841	262	2.41
Trading account assets	820	19	2.35	814	20	2.47	1,017	32	3.18
Short-term investments	17,529	28.16		9,096	18.20		2,876	61	2.11
Other investments (e)	621	7	1.14	635	6.87		630	13	2.09
Total earning assets	163,739	4,394	2.69	147,886	4,714	3.20	129,648	5,267	4.06
Allowance for loan and lease losses	(1,340)			(1,481)			(880)
Accrued income and other assets	16,520			15,650			14,411
Discontinued assets	632			775			984
Total assets	$179,551			$162,830			$144,163
LIABILITIES
NOW and money market deposit accounts	$84,736	41.05		$75,733	206.27		$63,731	566.89
Savings deposits	6,893	1.02		5,252	2.04		4,740	4.09
Certificates of deposit ($100,000 or more)(f)	2,135	16.72		4,520	83	1.83	7,757	180	2.32
Other time deposits	2,540	9.37		4,041	56	1.38	5,426	103	1.90
Total interest-bearing deposits	96,304	67.07		89,546	347.39		81,654	853	1.04
Federal funds purchased and securities sold under repurchase agreements	239	—	.02	670	6.88		264	2.66
Bank notes and other short-term borrowings	770	8	1.08	1,452	12.85		730	17	2.31
Long-term debt (f), (g)	12,391	221	1.79	12,578	286	2.36	13,062	454	3.52
Total interest-bearing liabilities	109,704	296.27		104,246	651.63		95,710	1,326	1.39
Noninterest-bearing deposits	48,731			37,740			28,376
Accrued expense and other liabilities	2,819			2,433			2,456
Discontinued liabilities (g)	632			775			984
Total liabilities	161,886			145,194			127,526
EQUITY
Key shareholders’ equity	17,665			17,636			16,636
Noncontrolling interests	—			—			1
Total equity	17,665			17,636			16,637
Total liabilities and equity	$179,551			$162,830			$144,163
Interest rate spread (TE)			2.42%			2.57%			2.67%
Net interest income (TE) and net interest margin (TE)		4,098	2.50%		4,063	2.77%		3,941	3.04%
Less: TE adjustment (b)		27			29			32
Net interest income, GAAP basis		$4,071			$4,034			$3,909

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
(d)Commercial and industrial average loan balances include $134 million, $130 million, and $141 million of assets from commercial credit cards for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(h)Average balances presented are based on daily average balances over the respective stated period.

Figure 2 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2021 vs. 2020
Dollars in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$(95)	$(241)	$(336)
Loans held for sale	(9)	(10)	(19)
Securities available for sale	204	(142)	62
Held-to-maturity securities	(49)	12	(37)
Trading account assets	—	(1)	(1)
Short-term investments	14	(4)	10
Other investments	—	1	1
Total interest income (TE)	65	(385)	(320)
INTEREST EXPENSE
NOW and money market deposit accounts	22	(187)	(165)
Savings deposits	—	(1)	(1)
Certificates of deposit ($100,000 or more)	(32)	(35)	(67)
Other time deposits	(16)	(31)	(47)
Total interest-bearing deposits	(26)	(254)	(280)
Federal funds purchased and securities sold under repurchase agreements	(2)	(4)	(6)
Bank notes and other short-term borrowings	(7)	3	(4)
Long-term debt	(4)	(61)	(65)
Total interest expense	(39)	(316)	(355)
Net interest income (TE)	$104	$(69)	$35

(a)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses

PROVISION FOR CREDIT LOSSES (IN MILLIONS)
$229
$208
$246
$234
$445
$424
$1,021
$443
$(418)
$184
2017
2018
2019
2020
2021
PROVISION FOR CREDIT LOSSES (IN MILLIONS)
NET LOAN CHARGE-OFFS (IN MILLIONS)

Our provision for credit losses was a net benefit of $418.0 million for 2021, compared to $1.0 billion expense for 2020. The decrease in our provision for credit losses included a reserve release of $602 million and was largely driven by improvements in the economic outlook and asset quality as well as lower net charge-offs. In 2020, our provision for credit losses was impacted by the economic stress and uncertainty in the U.S. and globally from the ongoing pandemic caused by COVID-19 as well as increased net loan charge-offs. In 2022 we expect net charge-offs to average loans to be in the range of 20 to 30 bps.

Noninterest income

Noninterest income for 2021 was $3.2 billion, compared to $2.7 billion during 2020. Noninterest income represented 44% of total revenue for 2021 and 39% of total revenue for 2020. In 2022, we expect noninterest income to be down 1% to 3% compared to 2021.

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

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. For 2021, trust and investment services income increased $23 million, or 4.5% as a result of an increase in assets under management.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2021, our bank, trust, and registered investment advisory subsidiaries had assets under administration of $55.8 billion, compared to $47.1 billion at December 31, 2020. The increase from 2020 to 2021 was primarily attributable to the strength of the equity markets during the year.

Figure 4. Assets Under Administration

Year ended December 31,			Change 2021 vs. 2020
Dollars in millions	2021	2020	Amount	Percent
Discretionary assets under management by investment type:
Equity	$33,767	$27,384	$6,383	23.3%
Securities lending	—	131	(131)	(100.0)
Fixed income	13,851	12,130	1,721	14.2
Money market	4,541	4,495	46	1.0
Total discretionary assets under management	$52,159	$44,140	$8,019	18.2%
Non-discretionary assets under administration	$3,647	$2,946	$701	23.8%
Total	$55,806	$47,086	$8,720	18.5%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity underwriting fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2021, investment banking and debt placement fees increased $276 million, or 41.8%, from the prior year driven by growth in M&A advisory fees and debt and equity underwriting fees.

Service charges on deposit accounts

Service charges on deposit accounts increased $26 million, or 8.4%, in 2021 compared to the prior year. This increase stemmed from account analysis services and overdraft fees.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $47 million, or 12.8%, in 2021 compared to 2020. This increase was primarily due to increased transaction volume and spend on debit and credit card, with a slight offset from reduced prepaid card activity as customers roll off government support programs.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income increased $170 million, or 21.1%, in 2021 compared to 2020, driven by increases in commercial loan servicing fees and corporate services income stemming from other non-yield loan and commitment fees.
Noninterest expense
Noninterest expense for 2021 was $4.4 billion, compared to $4.1 billion for 2020. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2021. In 2022, we expect noninterest expense to be down 1% to 3% compared to 2021.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 5. Noninterest Expense
(a)Other noninterest expense includes equipment, operating lease expense, marketing, intangible asset amortization and other miscellaneous expense. See the "Consolidated Statements of Income" in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $225 million, or 9.6%, in 2021 compared to 2020. The increase was driven by higher production-related incentives from our record fee production.
Figure 6. Personnel Expense

Year ended December 31, Dollars in millions			Change 2021 vs. 2020
	2021	2020	Amount	Percent
Salaries and contract labor	$1,311	$1,329	$(18)	(1.4)%
Incentive and stock-based compensation (a)	861	627	234	37.3
Employee benefits	388	350	38	10.9
Severance	1	30	(29)	(96.7)
Total personnel expense	$2,561	$2,336	$225	9.6%

(a)Excludes directors’ stock-based compensation of $2 million in 2021 and $2 million in 2020, reported as “other noninterest expense” in Figure 5.

Non-personnel expense

In total, other non-personnel expense increased $95 million, or 5.4%, in 2021 compared to 2020 stemming from increased software and cloud expenses, professional service fees, and marketing spend.

Income taxes

We recorded a tax provision from continuing operations of $642 million for 2021, compared to $227 million for 2020. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 19.7% for 2021 and 14.6% for 2020. In 2022, we expect our GAAP tax rate to be approximately 20%.

In 2021, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with investments in low-income housing projects and energy related projects, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

Business Segment Results

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
Consumer Bank

Segment imperatives

•Simplification and digitalization to drive growth and operating leverage
•Relationship-based strategy with a focus on financial wellness as a differentiator
•Omni-channel approach in delivering products and services

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our clients’ needs not only today, but for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. In an increasingly digital world focused on specialized convenience, we have made meaningful steps to meet those demands through new digital portals including the rollout of our national digital affinity bank, Laurel Road for Doctors. These platforms place us in a strong position to develop long lasting and meaningful relationships with our current and prospective clients. Financial wellness is a core tenet of our customer relationships and we see it in three different ways: diagnose, enhance, and sustain. Our goal is to get our clients to a place where they can comfortably sustain their current financial position so we can be there for them when they are ready to grow. Clients no longer go to a branch to conduct transactions only, they go to seek advice and gain new perspectives on issues they may be facing.

Summary of operations

•Net income attributable to Key of $876 million in 2021, compared to $653 million in 2020, a increase of 34.2%.
•Taxable equivalent net interest income decreased in 2021 by $46 million, or 1.9%, from the prior year, related to the sale of the indirect auto portfolio, partially offset by strong consumer mortgage balance sheet growth and fees related to PPP loans.
•Average loans and leases increased in 2021 by $1.5 billion, or 4.0%, from the prior year. This was driven by growth in residential mortgage and Laurel Road, offset by the sale of the indirect auto loan portfolio.
•Average deposits increased in 2021 by $8.7 billion, or 10.9%, from the prior year. This was driven by consumer retention of stimulus payments and relationship growth.

Breakdown of 2021 average loans

Consumer direct
loans: 12.9%
Credit cards: 2.4%
Consumer indirect
loans: 7.0%
Home equity loans
22.7%
Commercial loans
24.0%
Real estate —
residential mortgage:
31.1%

Breakdown of 2021 average deposits
Noninterest-bearing deposits 23.9%
Savings deposits 7.4%
Other time deposits 2.9%
Certificates of deposits ($100,000 or more) 2.3%
NOW and money market deposit accounts 63.6%

•Provision for credit losses decreased $402 million in 2021 compared to the prior year. The provision for credit losses was a net benefit and primarily driven by lower reserve levels.
•Noninterest income increased in 2021 by $69 million, or 6.9%, from the prior year, driven by higher cards and payments income and trust and investment services income. Partially offsetting the increase was consumer mortgage income, reflecting higher balance sheet retention and lower gain on sale margins.
•Noninterest expense increased in 2021 by $128 million, or 5.7%, from the prior year, driven by higher production-related incentives and increased marketing expense related to Laurel Road.
Commercial Bank

Segment imperatives

•Solve complex client needs through a differentiated product set of banking and capital markets capabilities
•Drive targeted scale through distinct product capabilities delivered to a broad set of clients
•Utilize industry expertise and broad capabilities to build relationships with narrowly targeted client sets

Market and business overview

Building relationships and delivering complex solutions for middle market clients requires a distinctive operating model that understands their business and can provide a broad set of product capabilities. As competition for these clients intensifies, we have positioned the business to maintain and grow our competitive advantage by building targeted scale in businesses and client segments. Strong market share in businesses such as real estate loan servicing and equipment finance highlights our ability to successfully meet customer needs through targeted scale in distinct product capabilities. Clients expect us to understand every aspect of their business. Our seven industry verticals are aligned to drive targeted scale in segments where we have a breadth of industry expertise. Our business model is positioned to meet our client needs because our focus is not on being a universal bank, but rather being the right bank for our clients.

Summary of operations

•Net income attributable to Key of $1.6 billion in 2021, compared to $651 million in 2020, an increase of 152.7%.
•Taxable equivalent net interest income decreased in 2021 by $70 million, or 4.1%, from the prior year. The decrease in net interest income was primarily driven by lower average loan balances offset by fees related to PPP loans.
•Average loan and lease balances decreased $4.0 billion in 2021, or 6.2%, compared to the prior year reflecting a decline in PPP balances, partly offset by core growth in commercial and industrial and commercial real estate loans.
•Average deposit balances increased $8.6 billion in 2021, or 18.2%, compared to the prior year, driven by growth in targeted relationships and higher commercial escrow deposits.
•Provision for credit losses decreased $1.0 billion in 2021 compared to the prior year. The provision for credit losses was a net benefit, driven by reduced reserve levels and lower net loan charge-offs.
•Noninterest income increased $465 million in 2021, or 30.5%, from the prior year, driven by elevated investment banking client activity and corporate services income, partially offset by lower cards and payments income.
•Noninterest expense increased by $115 million in 2021, or 6.6%, from the prior year, driven by higher production-related incentives related to strong investment banking and debt placement fees.

Financial Condition
Loans and loans held for sale
Figure 7. Breakdown of Loans
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 4 (“Loan Portfolio”) Item 8. Financial Statements of this report.

COVID-19 Hardship Relief Programs

In response to the COVID-19 pandemic, beginning in March 2020 and continuing in 2021, we provided relief accommodations to our clients in the form of interest and or principal payment deferrals, waivers and adjustments of performance covenants, loan modifications, facilitation and support of government stimulus in multiple ways, and we suspended repossession, foreclosures and other default remedies to ensure our customers had adequate resources to withstand the economic disruption caused by the pandemic. All of these accommodations are and were made based upon our strong relationship focus with our clients and were consistent and in compliance with regulatory, statutory and executive rules, guidance, and requirements. While the solutions for our commercial borrowers are individually negotiated and tailored to each borrower’s specific facts and circumstances, the most commonly offered relief measures included temporary covenant waivers and/or deferrals of principal and/or interest payments for up to 90 days. We have also granted short-term loan modifications for our consumer loan customers through extensions, deferrals, and forbearance.

The following table provides a summary of portfolio loans and leases as of December 31, 2021 and December 31, 2020, that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs:

Figure 8. Loans and Leases COVID-19 Hardship Relief

	Outstanding Balance of Loans and Leases
December 31, 2021
Dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$1,880	$19	$1,899
Consumer Loans	844	56	900
Total Portfolio Loans and Leases	$2,724	$75	$2,799

December 31, 2020
Dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,899	$181	$3,079
Consumer Loans	1,179	394	1,572
Total Portfolio Loans and Leases	$4,077	$575	$4,652

The total outstanding balance of commercial loans in active relief as of December 31, 2021, represented 0.02% of our commercial loan portfolio and the total outstanding balance of consumer loans in active relief as of December 31, 2021, represented 0.2% of the consumer portfolio.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through December 31, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 5 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans”.

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

Figure 9 shows the composition of our loan portfolio at December 31 for each of the past five years.
Figure 9. Composition of Loans

	2021		2020
December 31, Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$50,525	49.6%	$52,907	52.3%
Commercial real estate:
Commercial mortgage	14,244	13.9	12,687	12.5
Construction	1,996	2.0	1,987	2.0
Total commercial real estate loans	16,240	15.9	14,674	14.5
Commercial lease financing (b)	4,071	4.0	4,399	4.3
Total commercial loans	70,836	69.5	71,980	71.1
CONSUMER
Real estate — residential mortgage	15,756	15.5	9,298	9.2
Home equity loans	8,467	8.3	9,360	9.2
Consumer direct loans	5,753	5.6	4,714	4.7
Credit cards	972	1.0	989	1.0
Consumer indirect loans	70	0.1	4,844	4.8
Total consumer loans	31,018	30.5	29,205	28.9
Total loans (c)	$101,854	100.0%	$101,185	100.0%

(a)Loan balances include $139 million and $127 million, of commercial credit card balances at December 31, 2021, and December 31, 2020, respectively.
(b)Commercial lease financing includes receivables held as collateral for a secured borrowing of $16 million and $19 million at December 31, 2021, and December 31, 2020, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(c)Total loans exclude loans of $567 million at December 31, 2021, and $710 million at December 31, 2020, related to the discontinued operations of the education lending business.
At December 31, 2021, total loans outstanding from continuing operations were $101.9 billion, compared to $101.2 billion at the end of 2020. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $70.8 billion at December 31, 2021, a decrease of $1.1 billion, or 1.6%, compared to December 31, 2020. The decrease versus the prior year reflects the impact of PPP balances, which declined $5.1 billion in 2021 as a result of $8.0 billion of PPP loans forgiven. Excluding the impact of PPP loans, commercial loans increased $4.0 billion, or 5.5%, reflecting core growth in commercial and industrial loans and commercial real estate loans.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We have also established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. Overall, these clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 10 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of December 31, 2021, and December 31, 2020.

Figure 10. Select Commercial Portfolio Focus Areas

Dollars in millions	Outstanding as of December 31, 2021	Percentage of total loans as of December 31, 2021	Outstanding as of December 31, 2020	Percentage of total loans as of December 31, 2020
Consumer behavior (a)	$5,337	5.2%	$5,083	5.0%
Education	1,596	1.6	1,541	1.5
Sports	563	.6	690	.7
Restaurants	431	.4	400	.4

Retail commercial real estate (b)	364	.4	525	.5

Nondurable retail (c)	650	.6	638	.6

Travel/Tourism (d)	2,385	2.3	2,523	2.5
Hotels	610	.6	784	.8

Leveraged lending (e)	2,170	2.1	1,700	1.7

Oil and gas	1,805	1.8	1,992	2.0
Upstream (reserve based)	1,171	1.1	1,263	1.2
Midstream	374	.4	468	.5
Downstream	70	.1	98	.1

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

Figure 11 provides our commercial loan portfolio by industry classification as of December 31, 2021, and December 31, 2020.
Figure 11. Commercial Loans by Industry

December 31, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$872	$161	$84	$1,117	1.6%
Automotive	1,253	609	18	1,880	2.7
Business products	1,732	131	39	1,902	2.7
Business services	3,202	235	177	3,614	5.1
Chemicals	786	25	22	833	1.2
Construction materials and contractors	2,248	338	264	2,850	4.0
Consumer goods	3,760	555	276	4,591	6.5
Consumer services	4,998	889	424	6,311	8.9
Equipment	1,650	97	138	1,885	2.7
Finance	6,676	98	380	7,154	10.1
Healthcare	3,138	1,302	245	4,685	6.6
Metals and mining	1,219	71	55	1,345	1.9
Oil and gas	1,758	26	35	1,819	2.6
Public exposure	2,768	15	720	3,503	4.9
Commercial real estate	6,494	11,456	9	17,959	25.3
Technology	649	9	149	807	1.1
Transportation	1,288	134	551	1,973	2.8
Utilities	5,491	—	467	5,958	8.4
Other	543	89	18	650	.9
Total	$50,525	$16,240	$4,071	$70,836	100.0%

December 31, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$1,002	$148	$97	$1,247	1.7%
Automotive	1,863	510	19	2,392	3.3
Business products	1,523	117	45	1,685	2.3
Business services	4,098	221	202	4,521	6.3
Chemicals	700	30	34	764	1.1
Construction materials and contractors	2,571	271	233	3,075	4.3
Consumer goods	3,832	404	371	4,607	6.4
Consumer services	6,123	900	525	7,548	10.5
Equipment	1,447	84	120	1,651	2.3
Finance	6,190	92	396	6,678	9.3
Healthcare	4,348	1,396	306	6,050	8.4
Metals and mining	1,074	56	29	1,159	1.6
Oil and gas	1,928	43	62	2,033	2.8
Public exposure	2,332	25	709	3,066	4.3
Commercial real estate	5,966	10,187	11	16,164	22.5
Technology	741	20	191	952	1.2
Transportation	1,434	144	631	2,209	3.1
Utilities	5,239	1	397	5,637	7.8
Other	496	25	21	542	.8
Total	$52,907	$14,674	$4,399	$71,980	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at December 31, 2021, and 52% at December 31, 2020. This portfolio is approximately 81% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $50.5 billion at December 31, 2021, a decrease of $2.4 billion, or 4.5%, compared to December 31, 2020. The decline was broad-based and spread across most industry categories, and reflects an increase in PPP loans forgiven in 2021. Excluding the the impact of PPP loans, commercial and industrial loans increased $2.7 billion, or 5.2%, from core portfolio growth during the second half of 2021.

Commercial real estate loans. Our commercial real estate lending business includes both mortgage and construction loans, and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at December 31, 2021. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 12% of commercial real estate loans at year end.

At December 31, 2021, commercial real estate loans totaled $16.2 billion, comprised of $14.2 billion of mortgage loans and $2.0 billion of construction loans. Compared to December 31, 2020, this portfolio increased $1.6 billion driven by growth in multi-family lending. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2021
Nonowner-occupied:
Retail properties	$158	$15	$128	$210	$47	$303	$162	$1,023	6.3%	$43	$980
Multifamily properties	866	529	1,202	1,006	1,775	1,403	239	7,020	43.2	1,337	5,683
Health facilities	125	32	136	62	126	487	386	1,354	8.3	113	1,241
Office buildings	266	1	238	137	141	487	47	1,317	8.1	41	1,276
Warehouses	80	29	67	51	219	232	140	818	5.0	95	723
Manufacturing facilities	7	—	21	5	37	34	48	152.9		—	152
Hotels/Motels	75	—	21	4	30	101	28	259	1.6	27	232
Residential properties	1	—	—	3	—	43	—	47.3		—	47
Land and development	13	3	4	2	5	28	—	55.4		32	23
Other	112	21	6	79	74	197	301	790	4.9	46	744
Total nonowner-occupied	1,703	630	1,823	1,559	2,454	3,315	1,351	12,835	79.0	1,734	11,101
Owner-occupied	1,065	—	293	592	124	1,331	—	3,405	21.0	262	3,143
Total	$2,768	$630	$2,116	$2,151	$2,578	$4,646	$1,351	$16,240	100.0%	$1,996	$14,244

Nonowner-occupied:
Nonperforming loans	—	—	—	$2	$—	$17	$25	$44	N/M	—	$44
Accruing loans past due 90 days or more	$1	—	$1	—	—	6	—	8	N/M	$1	7
Accruing loans past due 30 through 89 days	—	—	5	1	24	5	—	35	N/M	16	19
December 31, 2020
Nonowner-occupied:
Retail properties	$119	$15	$129	$122	$72	$448	$122	$1,027	6.8%	$54	$973
Multifamily properties	685	228	875	800	1,284	1,493	229	5,594	38.1	1,442	4,152
Health facilities	83	53	85	87	170	487	338	1,303	8.7	91	1,212
Office buildings	276	—	253	142	193	628	147	1,639	11.2	48	1,591
Warehouses	54	31	66	40	52	259	161	663	4.6	74	589
Manufacturing facilities	42	—	28	15	40	34	43	202	1.3	10	192
Hotels/Motels	76	—	19	—	12	107	91	305	2.1	18	287
Residential properties	—	—	—	3	—	53	—	56.4		—	56
Land and development	15	5	—	2	5	28	—	55.4		33	22
Other	108	22	6	93	69	245	279	822	6.4	65	757
Total nonowner-occupied	1,458	354	1,461	1,304	1,897	3,782	1,410	11,666	80.0	1,835	9,831
Owner-occupied	870	4	275	499	63	1,297	—	3,008	20.0	152	2,856
Total	$2,328	$358	$1,736	$1,803	$1,960	$5,079	$1,410	$14,674	100.0%	$1,987	$12,687

Nonperforming loans	$1	—	—	$7	6	$44	$44	$102	N/M	—	$102
Accruing loans past due 90 days or more	—	—	—	1	$—	22	—	23	N/M	$1	22
Accruing loans past due 30 through 89 days	3	—	$—	2	3	7	—	15	N/M	—	15

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2021, totaled $31.0 billion, an increase of $1.8 billion, or 6.2%, from one year ago. Consumer loans continue to reflect strength from the consumer mortgage business and
Laurel Road, partly offset by the exit of the indirect auto loan portfolio, which reduced consumer loans by $4.7 billion.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank primarily within our 15-state footprint and is the largest segment of our consumer loan portfolio as of December 31, 2021, representing approximately 51% of consumer loans. This is followed by our home equity portfolio comprising approximately 27% of consumer loans outstanding at year end.

We held the first lien position for approximately 71% of the Consumer Bank home equity portfolio at December 31, 2021, and 64% at December 31, 2020. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Figure 13. Consumer Loans by State

December 31, 2021	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$679	$2,467	$638	$345	$4	$4,133
Ohio	2,631	1,284	485	206	8	4,614
Washington	2,264	1,076	234	81	2	3,657
Pennsylvania	351	634	327	55	4	1,371
California	1,781	14	430	3	10	2,238
Texas	184	5	343	4	4	540
Colorado	2,602	284	156	30	—	3,072
Connecticut	837	319	96	26	2	1,280
Oregon	1,009	670	110	40	1	1,830
Florida	591	46	378	13	10	1,038
Other	2,827	1,668	2,556	169	25	7,245
Total	$15,756	$8,467	$5,753	$972	$70	$31,018

December 31, 2020
New York	$1,164	$2,553	$593	$353	$731	$5,394
Ohio	698	1,375	479	217	957	3,726
Washington	1,835	1,300	236	86	20	3,477
Pennsylvania	516	14	303	4	19	856
California	286	648	255	52	539	1,780
Texas	74	7	241	3	10	335
Colorado	828	345	140	30	6	1,349
Connecticut	914	352	87	25	141	1,519
Oregon	720	782	97	41	4	1,644
Massachusetts	239	48	103	5	460	855
Other	2,024	1,936	2,180	173	1,957	8,270
Total	$9,298	$9,360	$4,714	$989	$4,844	$29,205

Loan sales

As shown in Figure 14, during 2021, we sold $19 billion of our loans. Sales of loans classified as held for sale generated net gains of $282 million during 2021.

Figure 14 summarizes our loan sales during 2021 and 2020.

Figure 14. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Consumer Indirect	Total
2021
Fourth quarter	$296	$3,460	$93	$987	—	—	$4,836
Third quarter	215	1,996	68	901	—	$3,305	6,485
Second quarter	1,085	1,907	75	1,192	—	—	4,259
First quarter	124	1,930	156	1,129	—	—	3,339
Total	$1,720	$9,293	$392	$4,209	—	$3,305	$18,919

2020
Fourth quarter	$197	$2,412	$135	$1,256	—	—	$4,000
Third quarter	163	1,999	67	1,235	$208	—	3,672
Second quarter	82	2,661	47	925	—	—	3,715
First quarter	55	2,022	81	546	—	—	2,704
Total	$497	$9,094	$330	$3,962	$208	—	$14,091

Figure 15 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.

Figure 15. Loans Administered or Serviced

December 31, Dollars in millions	2021	2020	2019	2018	2017
Commercial real estate loans	$444,131	$371,016	$347,186	$291,158	$238,718
Residential mortgage	10,312	8,311	6,146	5,209	4,582
Education loans	415	516	625	766	932
Commercial lease financing	1,236	1,359	1,047	916	862
Commercial loans	750	684	591	549	488
Consumer direct	699	1,711	2,243	—	—
Consumer indirect	2,714	—	—	—	—
Total	$460,257	$383,597	$357,838	$298,598	$245,582

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.4 billion of the $460 billion of loans administered or serviced at December 31, 2021. Additional information about this recourse arrangement is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 16 shows the remaining maturities of our loan portfolio and the sensitivity of certain loans to changes in interest rates as of December 31, 2021.

Figure 16. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates(a)

December 31, 2021
Dollars in millions	Within One Year	One - Five Years	Five - Fifteen Years	Over Fifteen Years	Total
Commercial
Commercial and industrial	$10,810	$32,316	$7,106	$293	$50,525
Commercial Mortgage	3,795	6,869	3,274	306	14,244
Real estate — construction	975	773	56	192	1,996
Commercial lease financing	245	2,433	1,365	28	4,071
Total commercial loans	15,825	42,391	11,801	819	70,836

Consumer
Real estate - residential mortgage	25	41	859	14,831	15,756
Home equity loans	16	272	2,847	5,332	8,467
Consumer direct loans	536	1,120	2,483	1,614	5,753
Credit Cards	972	—	—	—	972
Consumer indirect loans	1	59	10	—	70
Total consumer loans	1,550	1,492	6,199	21,777	31,018
Total loans	$17,375	$43,883	$18,000	$22,596	$101,854
Loans with floating or adjustable interest rates (b)		$37,663	$6,848	$10,239	$54,750
Loans with predetermined interest rates (c)		6,221	11,151	12,357	29,729
Total		$43,884	$17,999	$22,596	$84,479

(a)Accrued interest of $198 million at December 31, 2021, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.
(c)Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities
Our securities portfolio totaled $52.9 billion at December 31, 2021, compared to $35.2 billion at December 31, 2020. Available-for-sale securities were $45.4 billion at December 31, 2021, compared to $27.6 billion at December 31, 2020. Held-to-maturity securities were $7.5 billion at December 31, 2021, compared to $7.6 billion at December 31, 2020.
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
Figure 17. Mortgage-Backed Securities by Issuer

December 31, Dollars in millions	2021	2020
FHLMC	$10,585	$8,782
FNMA	17,876	13,213
GNMA	12,469	12,109
Total (a)	$40,930	$34,104

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

Figure 18. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Other Securities		Total	Weighted-Average Yield(b)
December 31, 2021
Remaining maturity:
One year or less	$—	$152	$3	$230	—		$385	3.57%
After one through five years	9,472	7,738	2,269	2,520	—		21,999	1.34
After five through ten years	—	12,410	2,641	4,960	—	(c)	20,011	1.48
After ten years	—	819	209	1,941	—		2,969	1.53
Fair value	$9,472	$21,119	$5,122	$9,651	—	(c)	$45,364	—
Amortized cost	9,573	21,430	5,137	9,753	—		45,893	1.43%
Weighted-average yield (b)	0.45%	1.58%	1.59%	2.00%	0.62%		1.43%	—
Weighted-average maturity	2.6 years	6.1 years	5.1 years	7.7 years	7.7 years		5.6 years	—
December 31, 2020
Fair value	$1,000	$14,273	$2,164	$10,106	$13		$27,556	—
Amortized cost	1,000	14,001	2,094	9,707	8		26,810	2.09%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.
(c)Other Securities amounts total less than $1 million for both after five through ten years and total fair value.

Held-to-maturity securities
The majority of our held-to-maturity portfolio consists of Federal Agency CMOs and mortgage-backed securities. The portfolio is also comprised of asset-backed securities that were acquired as the result of balance sheet optimization strategies, including the indirect auto portfolio transaction in the third quarter of 2021. The remaining balance is comprised of foreign bonds. Figure 19 shows the composition, yields, and remaining maturities of these securities.
Figure 19. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2021
Remaining maturity:
One year or less	$52	$—	$17	$3	$4	$76	2.67%
After one through five years	1,533	141	1,463	2,482	12	5,631	2.27
After five through ten years	611	23	1,198	—	—	1,832	2.64
After ten years	—	—	—	—	—	—	—
Amortized cost	$2,196	$164	$2,678	$2,485	$16	$7,539	2.37%
Fair value	2,229	170	2,796	2,454	16	7,665	—
Weighted-average yield(b)	2.10%	2.50%	2.82%	2.10%	2.62%	2.37%	—
Weighted-average maturity	3.8 years	4.3 years	4.6 years	2.6 years	2.0 years	3.7 years	—
December 31, 2020
Amortized cost	$3,775	$271	$3,515	19	$15	$7,595	2.46%
Fair value	3,899	285	3,805	19	15	8,023	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 20. Breakdown of Deposits at December 31, 2021

Noninterest-bearing deposits 34%
Other time deposits 1%
Certificates of deposit ($100,000 or more) 1%
Savings deposits 5%
NOW and money market deposit accounts 58%

Public sector
7%
Large corporate
28%
Middle Market
11%
Business banking
13%
Retail
41%

Deposits are our primary source of funding. At December 31, 2021, our deposits totaled $152.6 billion, an increase of $17.3 billion, compared to December 31, 2020. The increase in deposits compared to the prior year was driven by growth from consumer and commercial relationships, including higher commercial escrow deposits, as well as growth from the retention of consumer stimulus payments and lower consumer spending.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $12.8 billion at December 31, 2021, compared to $14.7 billion at December 31, 2020. Strong deposit growth and elevated levels of liquidity resulted in less reliance on wholesale funds in 2021.

Uninsured deposits totaled $77.6 billion and $63.9 billion at December 31, 2021 and December 31, 2020, respectively. Uninsured amounts are estimated based on the portion of account balances, including allocated interest payable amounts, in excess of FDIC insurance limits.
Figure 21 shows the maturity distribution of uninsured time deposits.
Figure 21. Maturity Distribution of Uninsured Time Deposit Amounts

December 31, 2021	Total
Dollars in millions
Remaining maturity:
Three months or less	$96
After three through six months	52
After six through twelve months	66
After twelve months	35
Total	$249

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
(a)Common Share repurchases were suspended during the second quarter of 2020 in response to the COVID-19 pandemic and resumed in the first quarter of 2021.

Dividends
Consistent with our capital plans, the Board declared a quarterly dividend of $.185 per Common Share for the first three quarters of 2021 and $.195 for the fourth quarter of 2021. These quarterly dividend payments brought our annual dividend to $.75 per Common Share for 2021.
Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 30,734 holders of record at December 31, 2021. Our book value per Common Share was $16.76 based on 928.9 million shares outstanding at December 31, 2021, compared to $16.53 based on 975.8 million shares outstanding at December 31, 2020. At December 31, 2021, our tangible book value per Common Share was $13.72, compared to $13.61 at December 31, 2020.
Figure 22 shows activities that caused the change in our outstanding Common Shares over the past two years.

Figure 22. Changes in Common Shares Outstanding

		2021 Quarters
In thousands	2021	Fourth	Third	Second	First	2020
Shares outstanding at beginning of period	975,773	930,544	960,276	972,587	975,773	977,189
Open market repurchases, repurchases under an ASR program, and return of shares under employee compensation plans	(54,986)	(2,482)	(29,923)	(13,304)	(9,277)	(8,974)
Shares issued under employee compensation plans (net of cancellations)	8,063	788	191	993	6,091	7,558
Shares outstanding at end of period	928,850	928,850	930,544	960,276	972,587	975,773

During 2021, Common Shares outstanding decreased by 46.9 million shares, primarily driven by the execution of an ASR program, but also due to Common Share repurchases under our 2020 and 2021 capital plans. For additional information on the ASR program including total repurchases under the program, see Note 24 (“Shareholders' Equity”).
At December 31, 2021, we had 327.9 million treasury shares, compared to 280.9 million treasury shares at December 31, 2020. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2021. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 9.36% at December 31, 2021, compared to 10.56% at December 31, 2020. Our tangible common equity to tangible assets ratio was 6.95% at December 31, 2021, compared to 7.93% at December 31, 2020. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2021, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.

Figure 23 represents the details of our regulatory capital positions at December 31, 2021, and December 31, 2020, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 24 (“Shareholders' Equity”).
Figure 23. Capital Components and Risk-Weighted Assets

December 31, Dollars in millions		2021	2020
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,423	$17,981
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	237	375
	Common Equity Tier 1 capital before adjustments and deductions	15,804	16,500
Less:	Goodwill, net of deferred taxes	2,571	2,560
	Intangible assets, net of deferred taxes	125	151
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(300)	583
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(14)	460
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(272)	(306)
	Total Common Equity Tier 1 capital	13,693	13,051
TIER 1 CAPITAL
Common Equity Tier 1		13,693	13,051
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	15,549	14,907
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,540	1,657
Allowance for losses on loans and liability for losses on lending-related commitments (c)		941	1,412
Less:	Deductions	—	—
	Total Tier 2 capital	2,481	3,069
	Total risk-based capital	$18,030	$17,976

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$109,041	$103,604
Risk-weighted off-balance sheet exposure		33,853	29,240
Market risk-equivalent assets		1,500	1,354
	Gross risk-weighted assets	144,394	134,198
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$144,394	$134,198
AVERAGE QUARTERLY TOTAL ASSETS		$183,604	$166,771

CAPITAL RATIOS
Tier 1 risk-based capital		10.77%	11.11%
Total risk-based capital		12.49	13.40
Leverage (d)		8.47	8.94
Common Equity Tier 1		9.48	9.73

(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $28 million and $36 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2021, and December 31, 2020, respectively.
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

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2021, is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.”

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2021, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. The MRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2021, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2021, and December 31, 2020. The MRM back tests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of back testing are provided to the Market Risk Committee. Back testing exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.0 million at December 31, 2021, and $2.8 million at December 31, 2020. Figure 24 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2021, and December 31, 2020.

Figure 24. VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.5	$.8	$1.2	$.9	$2.9	$1.4	$2.1	$2.1
Derivatives:
Interest rate	$.2	$.1	$.1	$.1	$1.0	$.2	$.5	$.5

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $4.3 million at December 31, 2021, and $2.8 million at December 31, 2020. Figure 25 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2021, and December 31, 2020.

Figure 25. Stressed VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$6.5	$3.4	$5.4	$3.6	$2.9	$1.4	$2.1	$2.1
Derivatives:
Interest rate	$.6	$.3	$.3	$.5	$.9	$.2	$.5	$.5

Internal capital adequacy assessment.  Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $18 million at December 31, 2021, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of this report, LIBOR in its current form will generally not be available after 2021 for new contracts and the LIBOR Administrator will cease publishing all U.S. LIBOR tenors entirely after June 30, 2023. For most products, the most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC, although uncertainty remains as to whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. The Federal Reserve and the OCC have encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our LIBOR-based business in response to evolving regulatory and market conditions;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the market approach to LIBOR leading up to December 31, 2021, and then post December 31, 2021 relative to transition to alternative reference rates;
•Determine and execute system and process work to be operationally ready for additional credit sensitive benchmarks; and
•Remediate remaining LIBOR contracts.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are operationally ready for various SOFR-based benchmarks, including but not limited to, Daily Simple SOFR in Arrears, SOFR Compounded in Arrears, SOFR Averages in Advance, and Term SOFR. We are actively quoting alternative indexes other than LIBOR, such as SOFR and Term SOFR, and have begun to originate new loans in those indexes. We have also begun to originate a small number of new loans using credit sensitive rates in a limited and managed fashion.

We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We have assessed the LIBOR fallback language in those contracts and are devising a strategy to address the LIBOR transition for those contracts. Our progress is well-paced, especially as many of the legacy contracts will be provided additional time to remediate due to announcements by the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, that certain LIBOR tenors may continue until June 2023 for legacy contract purposes. In addition, we completed our work to address contracts with LIBOR tenors that had to transition by the end of 2021. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

As of December 31, 2021, Key had the following loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR:

Figure 26. Amounts Directly or Indirectly Dependent upon LIBOR

Dollars in millions	Maturity through June 30, 2023	Maturity past June 30, 2023	Total Exposures
Outstanding balance of loans	$12,830	$29,896	$42,726
Notional value of derivative contracts	28,927	73,701	102,628
Investment securities	—	691	691
Debt and equity instruments	400	1,276	1,676

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

Figure 27 presents the results of the simulation analysis at December 31, 2021, and December 31, 2020. At December 31, 2021, our simulated impact to changes in interest rates was modest. Exposure to declining rates remains nominal given the low level of market rates in comparison to the floor utilized in the scenario. Exposure to rising rates has was relatively stable, while exposure to declining rates increased due to higher market rates, leaving room for term rates to fall. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 27. Simulated Change in Net Interest Income

	December 31, 2021		December 31, 2020
Basis point change assumption (short-term rates)	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-3.86%	5.15%	-2.52%	4.98%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. The interest rate shock scenarios are equal to the current Fed Target Rate capped at 200 basis points. In the current low rate environment, the declining shock scenario is reduced with a 100 basis point minimum.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2021.

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

Figure 28. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2021
				Weighted-Average			December 31, 2020
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$23,950	$9		2.4	1.2%	0.1%	$21,035	$632
Receive fixed/pay variable — conventional debt	7,432	137		3.3	1.6	0.1	7,787	415
Receive fixed/pay variable — forward A/LM	850	(1)		2.6	0.8	0.1	—	—
Pay fixed/receive variable — conventional debt	50	(7)		6.5	0.1	3.6	50	(11)
Pay fixed/receive variable — forward securities	6,280	135		8.9	1.2	1.1	2,080	21
Total portfolio swaps	$38,562	$273	(c)	3.6	1.3	0.3	$30,952	$1,057	(c)

Floors — conventional A/LM — purchased (b)	$—	$—		—	—	—	$5,000	17
Floors — conventional A/LM — sold (b)	—	—		—	—	—	—	—
Total floors	$—	$—		—	—	—	$5,000	17

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Conventional A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(c)Excludes accrued interest of $108 million and $145 million at December 31, 2021, and December 31, 2020, respectively.
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

Our credit ratings at December 31, 2021, are shown in Figure 29. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.
Figure 29. Credit Ratings

December 31, 2021	Short-Term Borrowings	Long-Term Deposits(a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB+
DBRS	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch	F1	F1/A	A-	BBB+	N/A	N/A
DBRS	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2021, totaled $46.2 billion, consisting of $35.9 billion of unpledged securities, $21 million of securities available for secured funding at the FHLB, and $10.2 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, changes in market value, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2021, our unused borrowing capacity secured by loan collateral was $23.9 billion at the Federal Reserve Bank of Cleveland and $12.8 billion at the FHLB of Cincinnati. In 2021, Key’s outstanding FHLB of Cincinnati advances decreased by $3.3 million due to a decrease in borrowings.

Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2021, our loan-to-deposit ratio was 68.9%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.
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

On June 16, 2021, KeyBank issued $800 million Fixed-to-Floating Rate Senior Bank Notes due June 14, 2024, and $400 million Floating Rate Senior Bank Notes due June 14, 2024.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2021, KeyCorp held $2.3 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2021, KeyBank paid $1.9 billion in cash dividends to KeyCorp. At January 1, 2022, KeyBank had regulatory capacity to pay $844 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of the elevated level of deposits. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.
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
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2021, and December 31, 2020.
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
As shown in Figure 30, our ALLL from continuing operations decreased by $565 million, or 34.7%, from December 31, 2020. The commercial ALLL decreased by $411 million, or 37.4%, from December 31, 2020, driven by improvements in the economic outlook as pressures from the global COVID-19 pandemic eased and asset quality improved. The consumer ALLL decreased $154 million, or 29.2%, from December 31, 2020, driven by an improved economic outlook partially offset by growth in the portfolio.
Figure 30. Allocation of the Allowance for Loan and Lease Losses

	2021			2020
December 31, Dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$445	41.9%	49.6%	$678	41.7%	52.3%
Commercial real estate:
Commercial mortgage	182	17.2	13.9	327	20.1	12.5
Construction	29	2.7	2.0	47	2.9	2.0
Total commercial real estate loans	211	19.9	15.9	374	23.0	14.5
Commercial lease financing	32	3.0	4.0	47	2.9	4.3
Total commercial loans	688	64.8	69.5	1,099	67.6	71.1
Real estate — residential mortgage	95	9.0	15.5	102	6.3	9.2
Home equity loans	110	10.4	8.3	171	10.5	9.2
Consumer direct loans	105	9.9	5.6	128	5.3	4.7
Credit cards	61	5.7	1.0	87	7.9	1.0
Consumer indirect loans	2.2		.1	39	2.4	4.8
Total consumer loans	373	35.2	30.5	527	32.4	28.9
Total loans (a)	$1,061	100.0%	100.0%	$1,626	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $28 million at December 31, 2021, and $36 million at December 31, 2020,

Net loan charge-offs
Figure 31 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 33. Figure 32 shows the ratio of net charge-offs by loan category as a percentage of the respective average loan balance.

Over the past 12 months, net loan charge-offs decreased $259 million. In 2022, we expect net loan charge-offs to average loans to be in the range of 20 to 30 basis points.
Figure 31. Net Loan Charge-offs from Continuing Operations

Year ended December 31,
Dollars in millions	2021	2020
Commercial and industrial	$91	$317
Real estate — commercial mortgage	31	16
Real estate — construction	—	—
Commercial lease financing(a)	(1)	34
Total commercial loans	121	367
Real estate — residential mortgage(a)	(5)	1
Home equity loans	4	4
Consumer direct loans	21	30
Credit cards	19	31
Consumer indirect loans	24	10
Total consumer loans	63	76
Total net loan charge-offs	$184	$443
Net loan charge-offs to average loans	.18%	.43%
Net loan charge-offs from discontinued operations — education lending business	$2	$—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Net Loan Charge-offs to Average Loans from Continuing Operations

Year ended December 31,
	2021	2020
Commercial and industrial	0.18%	0.57%
Real estate — commercial mortgage	0.24	0.12
Real estate — construction	—	—
Commercial lease financing(a)	(0.02)	0.76
Total commercial loans	0.17	0.49
Real estate — residential mortgage(a)	(0.04)	0.01
Home equity loans	0.04	0.04
Consumer direct loans	0.41	0.71
Credit cards	2.05	3.10
Consumer indirect loans	0.85	0.21
Total consumer loans	0.21	0.27
Total net loan charge-offs	0.18%	0.43%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 33. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, Dollars in millions	2021	2020
Average loans outstanding	$100,269	$102,689
Allowance for loan and lease looses at the end of the prior period	$1,626	$900
Cumulative effect from change in accounting principle (a)	—	204
Allowance for loan and lease losses at beginning of period	1,626	1,104
Loans charged off:
Commercial and industrial	174	351

Real estate — commercial mortgage	40	19
Real estate — construction	—	—
Total commercial real estate loans (c)	40	19
Commercial lease financing	6	35
Total commercial loans (d)	220	405
Real estate — residential mortgage	(2)	2
Home equity loans	9	11
Consumer direct loans	29	37
Credit cards	27	39
Consumer indirect loans	39	28
Total consumer loans	102	117
Total loans charged off	322	522
Recoveries:
Commercial and industrial	83	34

Real estate — commercial mortgage	9	3
Real estate — construction	—	—
Total commercial real estate loans (c)	9	3
Commercial lease financing	7	1
Total commercial loans (d)	99	38
Real estate — residential mortgage	3	1
Home equity loans	5	7
Consumer direct loans	8	7
Credit cards	8	8
Consumer indirect loans	15	18
Total consumer loans	39	41
Total recoveries	138	79
Net loan charge-offs	(184)	(443)
Provision (credit) for loan and lease losses	(381)	965
Foreign currency translation adjustment	—	—
Allowance for loan and lease losses at end of year	$1,061	$1,626
Liability for credit losses on lending-related commitments at the end of the prior period	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	7
Cumulative effect from change in accounting principle (a)(b)	—	66
Liability for credit losses on lending-related commitments at beginning of the year	197	141
Provision (credit) for losses on lending-related commitments	(37)	56
Liability for credit losses on lending-related commitments at end of the year (e)	$160	$197
Total allowance for credit losses at end of the year	$1,221	$1,823
Net loan charge-offs to average total loans	.18%	.43%
Allowance for loan and lease losses to period-end loans	1.04	1.61
Allowance for credit losses to period-end loans	1.20	1.80
Allowance for loan and lease losses to nonperforming loans	233.7	207.1
Allowance for credit losses to nonperforming loans	268.9	232.2
Discontinued operations — education lending business:
Loans charged off	$4	$5
Recoveries	2	5
Net loan charge-offs	$(2)	$—

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

Nonperforming assets

Figure 34 shows the composition of our nonperforming assets. As shown in Figure 34, nonperforming assets decreased $448 million during 2021. Along with the activity as shown in Figure 35, the decrease was also partly driven by the sale of a single large property from OREO. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.
Figure 34. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
Dollars in millions	2021	2020
Commercial and industrial	$191	$385

Real estate — commercial mortgage	44	104
Real estate — construction	—	—
Total commercial real estate loans (a)	44	104
Commercial lease financing	4	8
Total commercial loans (b)	239	497
Real estate — residential mortgage	72	110
Home equity loans	135	154
Consumer direct loans	4	5
Credit cards	3	2
Consumer indirect loans	1	17
Total consumer loans	215	288
Total nonperforming loans	454	785
Nonperforming loans held for sale	24	49
OREO	8	100
Other nonperforming assets	3	3
Total nonperforming assets	$489	$937

Accruing loans past due 90 days or more	$68	$86
Accruing loans past due 30 through 89 days	165	241
Restructured loans — accruing and nonaccruing (c)	220	363
Restructured loans included in nonperforming loans (c)	99	229
Nonperforming assets from discontinued operations — education lending business	4	5
Nonperforming loans to period-end portfolio loans	.45%	.78%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.48	.92

(a)See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. See Note 5 (“Asset Quality“) for more information on our TDRs.
Figure 35 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2021, and December 31, 2020.
Figure 35. Summary of Changes in Nonperforming Loans from Continuing Operations

		2021 Quarters
Dollars in millions	2021	Fourth	Third	Second	First	2020
Balance at beginning of period	$785	$554	$694	$728	$785	$577
Loans placed on nonaccrual status	614	116	116	186	196	1,199
Charge-offs	(326)	(51)	(66)	(74)	(135)	(521)
Loans sold	(78)	(38)	(17)	(10)	(13)	(24)
Payments	(333)	(68)	(136)	(92)	(37)	(226)
Transfers to OREO	(5)	(1)	(1)	—	(3)	(6)
Loans returned to accrual status	(203)	(58)	(36)	(44)	(65)	(214)
Balance at end of period	$454	$454	$554	$694	$728	$785

Operational and compliance risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the Internet to conduct our business activities. Operational risk intersects with compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. This includes our compliance with lending programs established by the CARES Act, including the PPP and Main Street Lending Program. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation. This heightened level of regulation has increased our operational risk. While operational and compliance risk are separate risk disciplines in KeyCorp’s ERM framework, losses and/or additional regulatory compliance costs are included in operational loss reporting and could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities.

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

Cyberattack risks may also occur with our third-party technology service providers, and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of their customers. Recently, there have also been numerous highly publicized cases where hackers requested ransom payments in exchange for not disclosing customer information or to restore company access to locked systems. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients. To date, Key has not experienced material disruption of our operations, or material harm to our customers, as a result of the heightened threat landscape of cyberattacks. See the risk factor entitled “Our information systems may experience an interruption or breach in security” in Part 1, Item 1A. Risk Factors for additional information on risks related to information security.

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

	Year ended December 31,
	Dollars in millions	2021	2020	2019
	Tangible common equity to tangible assets at period end
	Key shareholders’ equity (GAAP)	$17,423	$17,981	$17,038
Less:	Intangible assets (a)	2,820	2,848	2,910
	Preferred Stock (b)	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$12,747	$13,277	$12,272
	Total assets (GAAP)	$186,346	$170,336	$144,988
Less:	Intangible assets (a)	2,820	2,848	2,910
	Tangible assets (non-GAAP)	$183,526	$167,488	$142,078
	Tangible common equity to tangible assets ratio (non-GAAP)	6.95%	7.93%	8.64%
	Average tangible common equity
	Average Key shareholders’ equity (GAAP)	$17,665	$17,636	$16,636
Less:	Intangible assets (average) (c)	2,829	2,878	2,909
	Preferred Stock (average)	1,900	1,900	1,755
	Average tangible common equity (non-GAAP)	$12,936	$12,858	$11,972
	Return on average tangible common equity from continuing operations
	Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$2,506	$1,223	$1,611

	Average tangible common equity (non-GAAP)	$12,936	$12,858	$11,972
	Return on average tangible common equity from continuing operations (non-GAAP)	19.37%	9.51%	13.46%
	Return on average tangible common equity consolidated
	Net income (loss) attributable to Key common shareholders (GAAP)	$2,519	$1,237	$1,620
	Average tangible common equity (non-GAAP)	12,936	12,858	11,972
	Return on average tangible common equity consolidated (non-GAAP)	19.47%	9.62%	13.53%
(a)For the years ended December 31, 2021, December 31, 2020, and December 31, 2019,, intangible assets exclude $3 million, $4 million, and $7 million, respectively, of period-end purchased credit card relationships.
(b)Net of capital surplus.
(c)For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, average intangible assets exclude $4 million, $6 million, and $10 million, respectively, of average purchased credit card relationships.

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

Year ended December 31,
Dollars in millions		2021	2020	2019
Cash efficiency ratio
Noninterest expense (GAAP)		$4,429	$4,109	$3,901
Less:	Intangible asset amortization (GAAP)	58	65	89
Adjusted noninterest expense (non-GAAP)		$4,371	$4,044	$3,812

Net interest income (GAAP)		$4,071	$4,034	$3,909
Plus:	TE adjustment	27	29	32
Noninterest income (GAAP)		3,194	2,652	2,459
Total TE revenue (non-GAAP)		$7,292	$6,715	$6,400

Cash efficiency ratio (non-GAAP)		59.9%	60.2%	59.6%
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
A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period. We use a 20 year lookback period for determining long run historical average of the macroeconomic variables. We determined the 20 year lookback period is appropriate as it captures the previous two economic cycles as well as the impact from the pandemic.

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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compared the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 8% decline in GDP annualized growth and an approximate 5% increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.8x for commercial and 1.5x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two grades for commercial loans generates a 1.6x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.2x increase in the consumer modeled allowance results.

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
Goodwill

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment for all three of our reporting units: Consumer Bank, Commercial Bank and Institutional Bank. We perform our annual impairment test as of October 1st and on an interim basis if events or changes in circumstances between annual tests suggest additional testing is needed. Testing may be either quantitative or qualitative. Fair value is measured during quantitative tests using a combination of income and market approaches. If the fair value of a reporting unit declines below its carrying value, an impairment charge will be recognized for any amount by which the carrying value exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of the goodwill allocated to that reporting unit. When utilizing the qualitative testing approach, Key examines numerous qualitative factors such as financial performance, market capitalization and other industry and economic trends to conclude whether it is more likely than not that goodwill is impaired.

We monitor impairment indicators for goodwill and other intangible assets and evaluate the carrying amount of these assets quarterly. Additional information is provided in Note 12 (“Goodwill and Other Intangible Assets”).

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
Contingent liabilities, guarantees and income taxes
Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee. Contingent aspects of guarantees within the scope of ASC 326 are assessed a reserve under CECL. There is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2021.
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

Accounting and reporting developments

Accounting guidance pending adoption

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
Reference Rate Reform (Topic 848)	December 31, 2022	London Interbank Offered Rate (LIBOR), a reference rate presumed to capture bank funding costs, is being phased out and will no longer be published. This transition to alternate rates will impact, among other things, contracts that reference LIBOR. This ASU provides relief from cumbersome accounting consequences for certain qualifying contract modifications undertaken as a result of reference rate reform.	Key has established an enterprise-wide program to identify and address all LIBOR related issues and will assess the impacts in conjunction with the reference rate transition as it occurs. Refer to the “LIBOR Transition” section under the caption “Risk Management - Market risk management” in MD&A for further information.
Business Combinations (Topic 805)	January 1, 2023	At the acquisition date, an acquirer must account for any acquired revenue contracts in accordance with Topic 606 as if it had originated the contracts (i.e. measure contract assets and liabilities, generally consistent with acquiree's financial statements).

		The guidance should be applied on a prospective basis.	The guidance is not expected to have a material impact on Key’s financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 75 is incorporated herein by reference.

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

During 2021, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, the Corporation maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of the Corporation is properly reported to its Chief Executive Officer, Chief Financial Officer, General Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2021.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 22, 2022.

Christopher M. Gorman                        Donald R. Kimble
Chairman and Chief Executive Officer                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes of KeyCorp and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Cleveland, Ohio
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KeyCorp at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, KeyCorp changed its method of accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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
KeyCorp’s loan and lease portfolio totaled $101.9 billion as of December 31, 2021 and the associated ALLL was $1.1 billion. As discussed in Note 1 and 5 of the financial statements, the ALLL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL using relevant available information, from internal and external sources, relating to past events, current portfolio specific and economic conditions, and reasonable and supportable forecasts. The ALLL is the sum of (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii)
qualitative (judgmental) reserves. Management estimates the quantitative reserves using probability of default / loss given default / exposure at default models (“loss forecasting models”), as well as other estimation methods for smaller loan portfolios. The ALLL also considers qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to reflect management’s best estimate of current expected credit losses.

Auditing management’s ALLL was complex due to the loss forecasting models used to compute the quantitative reserve and involves a high degree of subjectivity and judgment in evaluating management’s determination of the economic forecast and qualitative factor adjustments to the ALLL described above.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the KeyCorp’s ALLL process, including controls over the appropriateness of the ALLL methodology, the development, operation and monitoring of loss forecasting models, the reliability and accuracy of data used in developing the ALLL estimate, and management’s review and approval process over the economic forecast, qualitative adjustments and overall ALLL results.

With the assistance of EY specialists we tested management’s loss forecasting models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key modeling assumptions, including the reasonable and supportable forecast period, and independently recalculating model output. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

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
Cleveland, Ohio
February 22, 2022

Consolidated Balance Sheets

December 31,
Dollars in millions, except per share data	2021	2020
ASSETS
Cash and due from banks	$913	$1,091
Short-term investments	11,010	16,194
Trading account assets	701	735
Securities available for sale	45,364	27,556
Held-to-maturity securities (fair value: $7,665 and $8,023)	7,539	7,595
Other investments	639	621
Loans, net of unearned income of $373 and $449	101,854	101,185
Allowance for loan and lease losses	(1,061)	(1,626)
Net loans	100,793	99,559
Loans held for sale (a)	2,729	1,583
Premises and equipment	681	753
Goodwill	2,693	2,664
Other intangible assets	130	188
Corporate-owned life insurance	4,327	4,286
Accrued income and other assets	8,265	6,812
Discontinued assets	562	699
Total assets	$186,346	$170,336
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$89,207	$80,427
Savings deposits	7,503	5,913
Certificates of deposit ($100,000 or more)	1,705	2,733
Other time deposits	2,153	3,010
Total interest-bearing deposits	100,568	92,083
Noninterest-bearing deposits	52,004	43,199
Total deposits	152,572	135,282
Federal funds purchased and securities sold under repurchase agreements	173	220
Bank notes and other short-term borrowings	588	759
Accrued expense and other liabilities	3,548	2,385
Long-term debt	12,042	13,709
Total liabilities	168,923	152,355
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,278	6,281
Retained earnings	14,553	12,751
Treasury stock, at cost (327,852,311 and 280,928,782 shares)	(5,979)	(4,946)
Accumulated other comprehensive income (loss)	(586)	738
Total equity	17,423	17,981
Total liabilities and equity	$186,346	$170,336

(a)Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $281 million at December 31, 2021, and $264 million at December 31, 2020.
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
Dollars in millions, except per share amounts	2021	2020	2019
INTEREST INCOME
Loans	$3,532	$3,866	$4,267
Loans held for sale	50	69	63
Securities available for sale	546	484	537
Held-to-maturity securities	185	222	262
Trading account assets	19	20	32
Short-term investments	28	18	61
Other investments	7	6	13
Total interest income	4,367	4,685	5,235
INTEREST EXPENSE
Deposits	67	347	853
Federal funds purchased and securities sold under repurchase agreements	—	6	2
Bank notes and other short-term borrowings	8	12	17
Long-term debt	221	286	454
Total interest expense	296	651	1,326
NET INTEREST INCOME	4,071	4,034	3,909
Provision for credit losses	(418)	1,021	445
Net interest income after provision for credit losses	4,489	3,013	3,464
NONINTEREST INCOME
Trust and investment services income	530	507	475
Investment banking and debt placement fees	937	661	630
Service charges on deposit accounts	337	311	337
Operating lease income and other leasing gains	148	167	162
Corporate services income	261	228	236
Cards and payments income	415	368	275
Corporate-owned life insurance income	128	139	136
Consumer mortgage income	131	176	63
Commercial mortgage servicing fees	160	80	77
Other income(a)	147	15	68
Total noninterest income	3,194	2,652	2,459
NONINTEREST EXPENSE
Personnel	2,561	2,336	2,250
Net occupancy	300	298	293
Computer processing	284	232	214
Business services and professional fees	227	196	186
Equipment	100	100	100
Operating lease expense	126	138	123
Marketing	126	97	96
Intangible asset amortization	58	65	89
Other expense	647	647	550
Total noninterest expense	4,429	4,109	3,901
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,254	1,556	2,022
Income taxes	642	227	314
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,612	1,329	1,708
Income (loss) from discontinued operations	13	14	9
NET INCOME (LOSS)	2,625	1,343	1,717
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$2,625	$1,343	$1,717
Income (loss) from continuing operations attributable to Key common shareholders	$2,506	$1,223	$1,611
Net income (loss) attributable to Key common shareholders	2,519	1,237	1,620
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$2.64	$1.26	$1.62
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	2.65	1.28	1.63
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$2.62	$1.26	$1.61
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	2.63	1.27	1.62
Weighted-average Common Shares outstanding (000)	947,065	967,783	992,091
Effect of convertible preferred stock	—	—	—
Effect of Common Share options and other stock awards	10,349	7,024	10,163
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	957,414	974,807	1,002,254
(a)Net securities gains (losses) totaled $7 million for the year ended December 31, 2021, $4 million for the year ended December 31, 2020, and $20 million for the year ended December 31, 2019. For 2021, 2020, and 2019, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
Dollars in millions	2021	2020	2019
Net income (loss)	$2,625	$1,343	$1,717
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $306, $(143), and $(151)	(970)	452	488
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $122, $(72), and $(93)	(388)	226	300
Foreign currency translation adjustments, net of income taxes of $0, $0, and $(4)	—	—	14
Net pension and postretirement benefit costs, net of income taxes of $(11), $(9), and $(13)	34	34	42
Total other comprehensive income (loss), net of tax	(1,324)	712	844
Comprehensive income (loss) attributable to Key	$1,301	$2,055	$2,561

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1	$15,596
Net income (loss)						1,717				1,717
Other comprehensive income (loss)								844		844
Deferred compensation					9					9
Cash dividends declared
Common Shares ($.71 per share)						(707)				(707)
Series D Preferred Stock ($50.00 per depositary share)						(26)				(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)				(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)				(24)
Series G Preferred Stock ($.0.882813 per depositary share)						(16)				(16)
Issuance of Series G Preferred Stock	450		450		(15)					435
Open market Common Share repurchases		(48,347)					(835)			(835)
Employee equity compensation program Common Share repurchases		(1,901)			(2)		(33)			(35)
Common shares reissued (returned) for stock options and other employee benefit plans		7,934			(28)		140			112
Net contribution from (distribution to) noncontrolling interests									(1)	(1)
BALANCE AT DECEMBER 31, 2019	1,396	977,189	1,900	1,257	6,295	12,469	(4,909)	26	—	17,038
Cumulative effect from changes in accounting principle (a)						(230)				(230)
Other reclassification of AOCI						(2)				(2)
Net income (loss)						1,343			—	1,343
Other comprehensive income (loss)								712		712
Deferred compensation					4					4
Cash dividends declared
Common Shares ($.74 per share)						(723)				(723)
Series D Preferred Stock ($50.00 per depositary share)						(26)				(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)				(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)				(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)				(25)
Open market Common Share repurchases		(7,151)					(134)			(134)
Employee equity compensation program Common Share repurchases		(1,823)			(18)		(36)			(54)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,558					133			133
BALANCE AT DECEMBER 31, 2020	1,396	975,773	1,900	1,257	6,281	12,751	(4,946)	738	—	17,981
Net income (loss)						2,625			—	2,625
Other comprehensive income (loss)								(1,324)		(1,324)
Deferred compensation					9					9
Cash dividends declared
Common Shares ($.75 per share)						(717)				(717)
Series D Preferred Stock ($50.00 per depositary share)						(26)				(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)				(31)
Series F Preferred Stock ($1.4125 per depositary share)						(25)				(25)
Series G Preferred Stock ($1.406252 per depositary share)						(24)				(24)
Open market Common Share repurchases		(27,346)					(559)			(559)
Employee equity compensation program Common Share repurchases		(1,611)					(32)			(32)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,061			(12)		143			131
Common Share repurchases under ASR program (b)		(26,027)			—		(585)			(585)
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$—	$17,423

(a) Includes the impact of implementing ASU 2016-13. See Notes to Consolidated Financial Statements.
(b) See Note 24 (“Shareholders' Equity”) for additional detail regarding ASR program.

Consolidated Statements of Cash Flows

Year ended December 31,
Dollars in millions	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$2,625	$1,343	$1,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	(418)	1,021	445
Depreciation and amortization expense, net	32	111	241
Accretion of acquired loans	24	28	50
Increase in cash surrender value of corporate-owned life insurance	(113)	(119)	(121)
Stock-based compensation expense	104	101	96
Deferred income taxes (benefit)	146	(191)	53
Proceeds from sales of loans held for sale	16,114	14,076	11,980
Originations of loans held for sale, net of repayments	(16,497)	(13,856)	(11,704)
Net losses (gains) from sale of loans held for sale	(282)	(233)	(188)
Net losses (gains) and writedown on OREO	—	—	7
Net losses (gains) on leased equipment	(12)	(21)	(17)
Net losses (gains) on sales of fixed assets	18	5	(2)
Net securities losses (gains)	(7)	(4)	(20)
Net decrease (increase) in trading account assets	34	305	(191)
Net transfer of loans held for sale	—	—	—
Other operating activities, net	(615)	(893)	560
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,153	1,673	2,906
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(29)	—	(185)
Net decrease (increase) in short-term investments, excluding acquisitions	5,184	(14,922)	1,290
Purchases of securities available for sale	(28,190)	(15,619)	(5,714)
Proceeds from sales of securities available for sale	1,375	583	362
Proceeds from prepayments and maturities of securities available for sale	7,623	9,923	3,586
Proceeds from prepayments and maturities of held-to-maturity securities	2,889	2,493	1,477
Purchases of held-to-maturity securities	(3)	(17)	(22)
Purchases of other investments	(55)	(134)	(52)
Proceeds from sales of other investments	41	101	60
Proceeds from prepayments and maturities of other investments	26	15	56
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	(4,276)	(7,358)	(6,190)
Proceeds from sales of portfolio loans	337	211	399
Proceeds from corporate-owned life insurance	72	66	59
Purchases of premises, equipment, and software	(66)	(63)	(85)
Proceeds from sales of premises and equipment	4	—	18
Proceeds from sales of OREO	—	—	23
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,068)	(24,721)	(4,918)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	17,290	23,412	4,561
Net increase (decrease) in short-term borrowings	(218)	(113)	229
Net proceeds from issuance of long-term debt	1,203	3,607	2,129
Payments on long-term debt	(2,566)	(2,508)	(3,634)
Issuance of preferred shares	—	—	435
Open market common share repurchases	(559)	(134)	(835)
Employee equity compensation program Common Share repurchases	(32)	(36)	(33)
Common share purchases under ASR program	(585)	—	—
Net proceeds from reissuance of Common Shares	27	8	18
Cash dividends paid	(823)	(829)	(804)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,737	23,407	2,066
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(178)	359	54
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	1,091	732	678
CASH AND DUE FROM BANKS AT END OF YEAR	$913	$1,091	$732

Additional disclosures relative to cash flows:
Interest paid	$363	$731	$1,251
Income taxes paid	277	241	18
Noncash items:
Reduction of secured borrowing and related collateral	$9	$7	$5
Loans transferred to portfolio from held for sale	87	75	157
Loans transferred to held for sale from portfolio	3,403	310	468
Loans transferred to other real estate owned	4	96	29
CMBS risk retentions	28	40	59
ABS risk retentions	11	19	12
Securities received as consideration	2,825	—	—
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2021, KeyBank operated 999 full-service retail banking branches and 1,317 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Consumer Bank and Commercial Bank, is included in Note 25 (“Business Segment Reporting”).

Use of Estimates

Our accounting policies conform to US GAAP and prevailing practices within the financial services industry. We must make certain estimates and judgments when determining the amounts presented in our consolidated financial statements and the related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

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

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income, and include both commercial and consumer loans and leases and nonaccruing TDR loans. Nonperforming loans do not include loans held for sale. Once a loan is designated nonaccrual, the interest accrued but not collected is reversed against interest income, and payments subsequently received are applied to principal until qualifying for return to accrual.

We generally classify commercial loans as nonperforming and stop accruing interest (i.e., designate the loan “nonaccrual”) when the borrower’s principal or interest payment is 90 days past due unless the loan is well-secured and in the process of collection. Commercial loans are also placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual (and as a result assessed for impairment), the interest accrued but not collected is reversed against loan interest income, and payments subsequently received are applied to principal. Commercial loans are typically charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due.

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
Allowance for Loan and Lease Losses
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of
Credit Losses on Financial Instruments, which replaces the incurred-loss methodology that recognized losses when a probable threshold was met with an expected-loss methodology, specifically, recognizing current expected credit losses for the remaining life of the asset at the time of origination or acquisition. We estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ALLL is measured on a collective (pool) basis when similar risk characteristics exist. Our portfolio segments include commercial and consumer. Each of these two segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes, and the manner in which we monitor and assess credit risk. The commercial segment is composed of commercial and industrial, commercial real estate, and commercial lease financing loan classes. The consumer lending segment is composed of residential mortgage, home equity, consumer direct, credit card, student lending and consumer indirect loan classes.

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
Allowance for Credit Losses on Other Financial Assets
The allowance for credit losses on other financial assets, such as other receivables and servicing advances, is determined based on historical loss information and other available indicators. If such information does not indicate any expected credit losses, Key may estimate the allowance for credit losses on other financial assets to be zero or close to zero. As of December 31, 2021, the allowance for credit losses on other financial assets was immaterial.
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

All of our mortgage-backed securities are issued by U.S. government-sponsored enterprises or GNMA, are highly rated by major rating agencies and have a long history of no credit losses. Our asset backed securities consist primarily of senior notes from the sale and securitization of our indirect auto portfolio. Other securities are comprised of State of Israel bonds denominated and paid in U.S. dollars. Israel bonds have a long history of no credit losses. Additionally, as of December 31, 2021, the State of Israel's credit rating remains "stable" among Fitch, Moody's, and S&P (A+, A1, AA-).
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
Loan Sales and Securitizations
We sell and at times may securitize loans and other financial assets. We recognize the sale and securitization of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. When we securitize loans or other financial assets, we may retain a portion of the securities issued, including senior interests, subordinated interests, interest-only strips, servicing rights, and other interests, all of which are considered retained interests in the transferred assets. The interests are initially measured at fair value which is based on independent third party market prices or market prices for similar assets. If market prices are not available, fair value is estimated based on the present value of expected future cash flows using assumptions as to discount rates, interest rates, prepayment speeds, and credit losses. Loans sold or securitized are removed from the balance sheet and a net gain or loss is recorded depending on the fair value of the loans sold and the retained interests at the date of sale. The net gain or loss is recognized in “other income,” “consumer mortgage income,” or “investment banking and debt placement fees” at the time of sale.
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
Leases
For leases where Key is the lessee that have initial terms greater than one year, right-of-use assets and corresponding lease liabilities are reported on the balance sheet. Leases with an initial term of less than one year are not recorded on the balance sheet. Our leases where Key is the lessee are primarily classified as operating leases. Operating lease expense is recognized in "net occupancy" and "equipment" on a straight-line basis over the lease term. For additional information, see Note 10 (“Leases”).

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

Beginning January 1, 2021, the amount of capital being allocated to our reporting units as a proxy for the carrying value is based on a combination of regulatory and economic equity. Fair values are estimated using a combination of market and income approaches. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity. The income approach consists of discounted cash flow modeling that utilizes internal forecasts and various other inputs and assumptions. A multi-year internal forecast is prepared for each reporting unit and a terminal growth rate is estimated for each one based on market expectations of inflation and economic conditions in the financial services industry. Earnings projections for reporting units are adjusted for after tax cost savings expected to be realized by a market participant. The discount rate applied to our cash flows is derived from the CAPM. The buildup to the discount rate includes a risk-free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium and a company specific risk premium. The discount rates differ between our reporting units as they have different levels of risk. A sensitivity analysis is typically performed on key assumptions, such as the discount rates and cost savings estimates.
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
Additional information regarding acquisitions is provided in Note 15 (“Acquisitions and Discontinued Operations”).

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

Contingencies and Guarantees

We recognize liabilities for the fair value of our obligations under certain guarantees issued. These liabilities are included in “accrued expense and other liabilities” on the balance sheet. If we receive a fee for a guarantee requiring liability recognition, the amount of the fee represents the initial fair value of the “stand ready” obligation. If there is no fee, the fair value of the stand ready obligation is determined using expected present value measurement techniques, unless observable transactions for comparable guarantees are available. The subsequent accounting for these stand ready obligations depends on the nature of the underlying guarantees. We account for our release from risk under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method, depending on the risk profile of the guarantee. Contingent aspects of certain guarantees are assessed a reserve under CECL if required.
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
Investment Banking and Debt Placement Fees. Investment banking and debt placement fees consist of syndication fees, debt and equity underwriting fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Revenues for these services are recorded at a point in time, upon completion of a contractually identified transaction, or when an advisory opinion is provided. Investment banking and debt placement costs are reported on a gross basis within other expense on the income statement.
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
Cards and Payments Income. Cards and payments income consists of debit card, consumer and commercial credit card, and merchant services income. Revenue sources include interchange fees from credit and debit cards processed through card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Certain card network costs and reward costs are netted within interchange revenues. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association network transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.
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

We have elected to apply certain optional expedients for contract modifications and hedging relationships to derivative instruments impacted by the market-wide discounting transition. These optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships due to reference rate reform.

We plan to elect any optional expedients for contract modifications and hedging relationships to any other financial instruments falling under the scope of reference rate reform.
Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946)	December 31, 2021	The FASB updated the SEC section of the Codification to reflect two releases issued in 2020 to improve disclosure rules related to depository lending and investment companies.

		Disclosure requirements have been updated to codify certain Guide 3 disclosure items and eliminate other Guide 3 disclosure items that overlap with Commission rules and U.S. GAAP. Further, codified disclosure requirements were moved to a new part of Regulation S-K.	The adoption of this accounting guidance did not materially impact Key’s financial statement disclosures. Updates to disclosures included the elimination of duplicative disclosures already required by the SEC and U.S. GAAP, as well as streamlining the presentation of prior period information in MD&A to align with periods presented in the financial statements. Additional disclosures regarding uninsured deposits amounts and loan categories required by Regulation S-K were also included.

Accounting Guidance Adopted in 2022

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022 Early adoption is permitted.	The ASU simplifies the accounting for convertible debt
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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
Dollars in millions, except per share amounts	2021	2020	2019
EARNINGS
Income (loss) from continuing operations	$2,612	$1,329	$1,708
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
Income (loss) from continuing operations attributable to Key	2,612	1,329	1,708
Less: Dividends on preferred stock	106	106	97
Income (loss) from continuing operations attributable to Key common shareholders	2,506	1,223	1,611
Income (loss) from discontinued operations, net of taxes	13	14	9
Net income (loss) attributable to Key common shareholders	$2,519	$1,237	$1,620
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	947,065	967,783	992,091
Effect of common share options and other stock awards	10,349	7,024	10,163
Weighted-average common shares and potential Common Shares outstanding (000) (a)	957,414	974,807	1,002,254
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$2.64	$1.26	$1.62
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	2.65	1.28	1.63
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	2.62	1.26	1.61
Income (loss) from discontinued operations, net of taxes — assuming dilution	.01	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	2.63	1.27	1.62
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
During 2021, KeyBank paid $1.9 billion in dividends to KeyCorp. At January 1, 2022, KeyBank had regulatory capacity to pay $844 million in dividends to KeyCorp without prior regulatory approval. At December 31, 2021, KeyCorp held $2.3 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

4. Loan Portfolio
Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

December 31,
Dollars in millions	2021	2020
Commercial and industrial (b)	$50,525	$52,907
Commercial real estate:
Commercial mortgage	14,244	12,687
Construction	1,996	1,987
Total commercial real estate loans	16,240	14,674
Commercial lease financing (c)	4,071	4,399
Total commercial loans	70,836	71,980
Residential — prime loans:
Real estate — residential mortgage	15,756	9,298
Home equity loans	8,467	9,360
Total residential — prime loans	24,223	18,658
Consumer direct loans	5,753	4,714
Credit cards	972	989
Consumer indirect loans	70	4,844
Total consumer loans	31,018	29,205
Total loans (d)	$101,854	$101,185

(a)Accrued interest of $198 million and $241 million at December 31, 2021, and December 31, 2020, respectively, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $139 million and $127 million of commercial credit card balances at December 31, 2021, and December 31, 2020, respectively.
(c)Commercial lease financing includes receivables of $16 million and $23 million held as collateral for a secured borrowing at December 31, 2021, and December 31, 2020, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(d)Total loans exclude loans in the amount of $567 million at December 31, 2021, and $710 million at December 31, 2020, related to the discontinued operations of the education lending business.

5. Asset Quality
ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at December 31, 2021, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Twelve Months Ended December 31, 2021:

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	December 31, 2021
Commercial and Industrial	$678	$(142)		$(174)	$83	$445
Commercial real estate:
Real estate — commercial mortgage	327	(114)		(40)	9	182
Real estate — construction	47	(18)		—	—	29
Total commercial real estate loans	374	(132)		(40)	9	211
Commercial lease financing	47	(16)		(6)	7	32
Total commercial loans	1,099	(290)		(220)	99	688
Real estate — residential mortgage	102	(12)		2	3	95
Home equity loans	171	(57)		(9)	5	110
Consumer direct loans	128	(2)		(29)	8	105
Credit cards	87	(7)		(27)	8	61
Consumer indirect loans	39	(13)		(39)	15	2
Total consumer loans	527	(91)		(102)	39	373
Total ALLL — continuing operations	1,626	(381)	(a)	(322)	138	1,061
Discontinued operations	36	(6)		(4)	2	28
Total ALLL — including discontinued operations	$1,662	$(387)		$(326)	$140	$1,089

(a)Excludes a credit related to reserves on lending-related commitments of $37 million.

Twelve Months Ended December 31, 2020:

Dollars in millions	December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	December 31, 2020
Commercial and Industrial	$551	$(141)	$410	$585		$(351)	$34	$678
Commercial real estate:
Real estate — commercial mortgage	143	16	159	184		(19)	3	327
Real estate — construction	22	(7)	15	32		—	—	47
Total commercial real estate loans	165	9	174	216		(19)	3	374
Commercial lease financing	35	8	43	38		(35)	1	47
Total commercial loans	751	(124)	627	839		(405)	38	1,099
Real estate — residential mortgage	7	77	84	19		(2)	1	102
Home equity loans	31	147	178	(3)		(11)	7	171
Consumer direct loans	34	63	97	61		(37)	7	128
Credit cards	47	35	82	36		(39)	8	87
Consumer indirect loans	30	6	36	13		(28)	18	39
Total consumer loans	149	328	477	126		(117)	41	527
Total ALLL — continuing operations	900	204	1,104	965	(a)	(522)	79	1,626
Discontinued operations	10	31	41	(5)		(5)	5	36
Total ALLL — including discontinued operations	$910	$235	$1,145	$960		$(527)	$84	$1,662

(a)Excludes a credit related to reserves on lending-related commitments of $56 million.

Twelve Months Ended December 31, 2019

Dollars in millions	December 31, 2018	Provision		Charge-offs		Recoveries	December 31, 2019
Commercial and industrial	$532	$311		$(319)		$27	$551
Real estate — commercial mortgage	142	7		(8)		2	143
Real estate — construction	33	(6)		(5)		—	22
Commercial lease financing	36	20		(26)		5	35
Total commercial loans	743	332		(358)		34	751
Real estate — residential mortgage	7	1		(3)		2	7
Home equity loans	35	7		(19)		8	31
Consumer direct loans	30	38		(41)		7	34
Credit cards	48	36		(44)		7	47
Consumer indirect loans	20	27		(34)		17	30
Total consumer loans	140	109		(141)		41	149
Total ALLL — continuing operations	883	441	(a)(b)	(499)	(b)	75	900
Discontinued operations	14	3		(12)		5	10
Total ALLL — including discontinued operations	$897	$444		$(511)		$80	$910

(a)Excludes a provision related to reserves on lending-related commitments of $4 million.
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

In addition to macroeconomic drivers, portfolio attributes such as remaining term, outstanding balance, risk ratings, utilization, FICO, LTV, and delinquency also drive ALLL changes. Our ALLL models were designed to capture the correlation between economic and portfolio changes. As such, evaluating shifts in individual portfolio attributes and macroeconomic variables in isolation may not be indicative of past or future performance.

Economic Outlook

As of December 31, 2021, future economic growth is expected to be robust, moderating somewhat from the growth seen in 2021, while risks and uncertainties related to the pandemic continue. The disruptive impact on global supply chains and highly stimulative fiscal programs put in place to address the pandemic’s impact have led to higher than expected inflationary pressures. Expectations are for a tighter monetary policy by the Federal Reserve. Increased rates of infections from the Omicron variant have resulted in declines in consumer confidence. We utilized the Moody’s November 2021 Consensus forecast as our baseline forecast to estimate our expected credit losses as of December 31, 2021. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at year end.

The baseline scenario continues to reflect moderate economic growth over the next two years in markets in which we operate. U.S. GDP growth continues at a 6.6% annualized rate in the fourth quarter of 2021 and slows to an annual rate of approximately 4% and 3% for 2022 and 2023, respectively. The national unemployment rate forecast is 4.5% in the fourth quarter of 2021, and is expected to decline to 3.8% by the fourth quarter of 2022 and remain fairly stable through the fourth quarter of 2023.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

Commercial Loan Portfolio

The commercial ALLL decreased by $411 million, or 37.4%, from December 31, 2020, through December 31, 2021, driven primarily by improvements in economic forecasts, but also by improvements in the asset quality of our portfolios as the economic recovery gained strength during the year.

The primary changes to the economic outlook included lower rates of unemployment, improved outlooks for GDP growth rates, industrial production levels and commercial real estate prices, which impacted all of our commercial portfolios. Improvements in portfolio related factors also contributed to lower ALLL levels as positive changes in our internal risk ratings reflected lower credit risk. The ALLL results reflect incremental credit risk considerations as a result of the economic uncertainty and related commercial borrower assistance programs, which are addressed through qualitative adjustments.

As of December 31, 2021, the ALLL does not include reserves for the $1.5 billion of outstanding PPP loans that are 100% guaranteed by the SBA. The portion of PPP loans that have been submitted to the SBA for forgiveness by our clients and have been partially or fully denied is not material.

Consumer Loan Portfolio

The consumer ALLL decreased $154 million, or 29.2%, from December 31, 2020, through December 31, 2021. The overall decrease in the allowance is driven by the continued economic recovery and strong portfolio performance, partially offset by growth in residential real estate.

The most meaningful changes to the economic forecast contributing to the reduction in reserves include improvement in the unemployment rate outlook, which impacts all consumer portfolios. In addition, the housing market and home price index outlook continue to display strength, which impacts the residential mortgage and home equity segments. As it relates to the decline in the ALLL due to portfolio factors, shifts are largely driven by attrition activity, targeted portfolio growth and overall strong credit performance. The ALLL results reflect incremental credit risk considerations as a result of the economic uncertainty and related borrower assistance programs, which are addressed through qualitative adjustments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,675	$4,941	$4,040	$2,771	$1,777	$3,108	$20,406	$72	$48,790
Criticized (Accruing)	64	71	115	175	200	121	784	14	1,544
Criticized (Nonaccruing)	1	1	21	10	19	15	122	2	191
Total commercial and industrial	11,740	5,013	4,176	2,956	1,996	3,244	21,312	88	50,525
Real estate — commercial mortgage
Risk Rating:
Pass	4,923	1,197	2,137	1,168	612	2,787	803	53	13,680
Criticized (Accruing)	15	22	70	62	109	206	35	1	520
Criticized (Nonaccruing)	—	1	1	5	—	31	6	—	44
Total real estate — commercial mortgage	4,938	1,220	2,208	1,235	721	3,024	844	54	14,244
Real estate — construction
Risk Rating:
Pass	495	565	530	223	92	32	2	—	1,939
Criticized (Accruing)	—	4	5	43	4	—	1	—	57
Criticized (Nonaccruing)	—	—	—	—		—	—	—	—
Total real estate — construction	495	569	535	266	96	32	3	—	1,996
Commercial lease financing
Risk Rating:
Pass	1,039	748	675	301	309	927	—	—	3,999
Criticized (Accruing)	—	6	29	13	13	7	—	—	68
Criticized (Nonaccruing)	—	—	1	1	1	1	—	—	4
Total commercial lease financing	1,039	754	705	315	323	935	—	—	4,071
Total commercial loans	$18,212	$7,556	$7,624	$4,772	$3,136	$7,235	$22,159	$142	$70,836

(a)Accrued interest of $113 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$7,906	$2,909	$777	$84	$126	$1,096	$—	$—	$12,898
660 to 749	1,686	351	169	39	25	308	—	—	2,578
Less than 660	26	14	19	16	9	142	—	—	226
No Score	18	—	1	1	3	30	1	—	54
Total real estate — residential mortgage	9,636	3,274	966	140	163	1,576	1	—	15,756
Home equity loans
FICO Score:
750 and above	1,051	830	251	96	128	666	2,244	423	5,689
660 to 749	394	263	111	44	40	204	1,004	143	2,203
Less than 660	27	24	20	13	13	92	333	46	568
No Score	—	2	—	—	—	2	3	—	7
Total home equity loans	1,472	1,119	382	153	181	964	3,584	612	8,467
Consumer direct loans
FICO Score:
750 and above	1,799	1,129	517	65	17	129	109	—	3,765
660 to 749	612	295	174	46	10	45	212	—	1,394
Less than 660	45	33	27	11	3	12	60	—	191
No Score	68	40	29	17	10	21	218	—	403
Total consumer direct loans	2,524	1,497	747	139	40	207	599	—	5,753
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	500	—	500
660 to 749	—	—	—	—	—	—	387	—	387
Less than 660	—	—	—	—	—	—	84	—	84
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	972	—	972
Consumer indirect loans
FICO Score:
750 and above	5	—	—	—	—	30	—	—	35
660 to 749	—	—	—	—	—	26	—	—	26
Less than 660	—	—	—	—	—	9	—	—	9
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	5	—	—	—	—	65	—	—	70
Total consumer loans	$13,637	$5,890	$2,095	$432	$384	$2,812	$5,156	$612	$31,018

(a)Accrued interest of $85 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans”.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due and nonperforming. For COVID-19 related loan modifications which occurred from March 1, 2020, through December 31, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At December 31, 2021, the portfolio loans and leases that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs totaled $75 million, of which $65 million of loan modifications and forbearances made under the criteria of either the CARES Act, banking regulator interagency guidance, or short-term forbearance policies were not reported as nonperforming.

The following aging analysis of past due and current loans as of December 31, 2021, and December 31, 2020, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

December 31, 2021	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$50,226	$19	$49	$40	$191	$299	$50,525
Commercial real estate:
Commercial mortgage	14,174	10	9	7	44	70	14,244
Construction	1,978	—	17	1	—	18	1,996
Total commercial real estate loans	16,152	10	26	8	44	88	16,240
Commercial lease financing	4,061	6	—	—	4	10	4,071
Total commercial loans	$70,439	$35	$75	$48	$239	$397	$70,836
Real estate — residential mortgage	$15,669	$7	$3	$5	$72	$87	$15,756
Home equity loans	8,299	21	6	6	135	168	8,467
Consumer direct loans	5,736	8	2	3	4	17	5,753
Credit cards	956	4	3	6	3	16	972
Consumer indirect loans	68	1	—	—	1	2	70
Total consumer loans	$30,728	$41	$14	$20	$215	$290	$31,018
Total loans	$101,167	$76	$89	$68	$454	$687	$101,854

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $198 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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
(b)Accrued interest of $241 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At December 31, 2021, the carrying amount of our commercial nonperforming loans outstanding represented 62% of their original contractual amount owed, total nonperforming loans outstanding represented 73% of their original contractual amount owed, and nonperforming assets in total were carried at 80% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $17 million, $27 million, and $31 million for each of the twelve months ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $404 million at December 31, 2021.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during 2021.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S. GAAP.  We elected to suspend TDR accounting for $65 million of COVID-19 related loan modifications as of December 31, 2021, as such loan modifications met the criteria under either the CARES Act, banking regulator interagency guidance or are a short-term forbearance.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $15 million and $1 million at December 31, 2021, and December 31, 2020, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At December 31, 2021, and December 31, 2020, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $104 million and $92 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

December 31,
Dollars in millions	2021	2020
Commercial loans:
Extension of Maturity Date	$—	$5
Payment or Covenant Modification/Deferment	7	59
Total	$7	$64
Consumer loans:
Interest rate reduction	$7	$41
Other	19	21
Total	$26	$62
Total TDRs	$33	$126

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

December 31,
Dollars in millions	2021	2020
Balance at beginning of the period	$363	$347
Additions	103	173
Payments	(217)	(95)
Charge-offs	(29)	(62)
Balance at end of period	$220	$363

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	December 31, 2021			December 31, 2020
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	36	$30	$14	66	$136	$92
Commercial real estate:
Real estate — commercial mortgage	3	50	25	7	62	50
Total commercial real estate loans	3	50	25	7	62	50
Total commercial loans	39	80	39	73	198	142
Real estate — residential mortgage	220	26	24	258	35	34
Home equity loans	531	36	31	630	41	37
Consumer direct loans	207	3	2	212	3	3
Credit cards	360	2	2	356	2	2
Consumer indirect loans	23	1	1	861	15	11
Total consumer loans	1,341	68	60	2,317	96	87
Total nonperforming TDRs	1,380	148	99	2,390	294	229
Prior-year accruing: (a)
Commercial and industrial	11	—	—	3	5	—
Commercial real estate:
Real estate — commercial mortgage	1	—	—	—	—	—
Total commercial loans	12	—	—	3	5	—
Real estate — residential mortgage	455	39	33	485	37	31
Home equity loans	1,628	97	75	1,781	106	83
Consumer direct loans	236	5	3	163	4	3
Credit cards	579	4	2	536	3	1
Consumer indirect loans	139	15	8	775	29	16
Total consumer loans	3,037	160	121	3,740	179	134
Total prior-year accruing TDRs	3,049	160	121	3,743	184	134
Total TDRs	4,429	$308	$220	6,133	$478	$363

(a)All TDRs that were restructured prior to January 1, 2021, and January 1, 2020, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During 2021, there were seven commercial loan TDRs and 131 consumer loan TDRs with a combined recorded investment of $5 million that experienced payment defaults after modifications resulting in TDR status during 2020. During 2020, there were seven commercial loan TDRs and 212 consumer loan TDRs with a combined recorded investment of $10 million that experienced payment defaults after modifications resulting in TDR status during 2019.
Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet and is assessed a reserve under CECL.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Twelve Months Ended December 31,
Dollars in millions	2021	2020
Balance at the end of the prior period	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	7
Cumulative effect from change in accounting principle (a), (b)	—	66
Balance at beginning of period	197	141
Provision (credit) for losses on off balance sheet exposures	(37)	56
Balance at end of period	$160	$197

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2021, and December 31, 2020.

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$530	$—	$530	$—	$633	$—	$633
States and political subdivisions	—	96	—	96	—	24	—	24
Other mortgage-backed securities	—	44	—	44	—	47	—	47
Other securities	—	13	—	13	—	13	—	13
Total trading account securities	—	683	—	683	—	717	—	717
Commercial loans	—	18	—	18	—	18	—	18
Total trading account assets	—	701	—	701	—	735	—	735
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,472	—	9,472	—	1,000	—	1,000
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	21,119	—	21,119	—	14,273	—	14,273
Agency residential mortgage-backed securities	—	5,122	—	5,122	—	2,164	—	2,164
Agency commercial mortgage-backed securities	—	9,651	—	9,651	—	10,106	—	10,106
Other securities	—	—	—	—	—	—	13	13
Total securities available for sale	—	45,364	—	45,364	—	27,543	13	27,556
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	45	—	—	—	53
Total principal investments	—	—	1	46	—	—	1	54
Equity investments:
Direct	24	—	9	33	—	—	13	13
Direct (measured at NAV) (a)	—	—	—	21	—	—	—	7
Indirect (measured at NAV) (a)	—	—	—	5	—	—	—	7
Total equity investments	24	—	9	59	—	—	13	27
Total other investments	24	—	10	105	—	—	14	81
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	281	—	281	—	264	—	264
Derivative assets:
Interest rate	—	774	33	807	—	1,528	56	1,584
Foreign exchange	71	10	—	81	78	31	—	109
Commodity	—	1,330	—	1,330	—	424	2	426
Credit	—	—	1	1	—	—	1	1
Other	—	22	5	27	—	26	32	58
Derivative assets	71	2,136	39	2,246	78	2,009	91	2,178
Netting adjustments (b)	—	—	—	(284)	—	—	—	(380)
Total derivative assets	71	2,136	39	1,962	78	2,009	91	1,798
Total assets on a recurring basis at fair value	$95	$48,482	$60	$48,424	$78	$30,551	$129	$30,445
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$75	$513	$—	$588	$256	$503	$—	$759
Derivative liabilities:
Interest rate	—	253	—	253	—	288	—	288
Foreign exchange	66	10	—	76	72	31	—	103
Commodity	—	1,335	—	1,335	—	408	—	408
Credit	—	5	7	12	—	—	11	11
Other	—	11	—	11	—	16	—	16
Derivative liabilities	66	1,614	7	1,687	72	743	11	826
Netting adjustments (b)	—	—	—	(1,526)	—	—	—	(675)
Total derivative liabilities	66	1,614	7	161	72	743	11	151
Total liabilities on a recurring basis at fair value	$141	$2,127	$7	$749	$328	$1,246	$11	$910

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

We are in the process of winding down our direct principal investment portfolio. As of December 31, 2021, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of December 31, 2021, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2021, as well as financial support provided for the years ended December 31, 2021, and December 31, 2020.

			Financial support provided
			Year ended December 31,
	December 31, 2021		2021		2020
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—
Indirect investments (a)	45	12	4	—	2	—
Total	$46	$12	$4	$—	$2	$—

(a)Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2021, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Other direct equity investments
Fair value is determined using:
• Discounted cash flows
• Operating performance and market/exit multiples of comparable businesses
• Other unique facts and circumstances related to each individual investment
For level 3 securities, increases in the discount rate applied in the discounted cash flow models would negatively affect the fair value. Increases in valuation multiples of comparable companies would positively affect the fair value. Level 1 investments reflect the quoted market prices of the investments available in an active market.
Level 1 and 3
Other direct and indirect equity investments (NAV)
Certain direct and indirect investments do not have readily determinable fair values and qualify for the practical expedient in the accounting guidance that allows us to estimate fair value based upon net asset value per share.
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

The majority of our derivative positions are Level 2 and are valued using internally developed models based on market convention and observable market inputs. These derivative contracts include interest rate swaps, certain options, floors, cross currency swaps, credit default swaps, and forward mortgage loan sale commitments. Significant inputs used in the valuation models include:
• LIBOR, SOFR and Overnight Index Swap (OIS) curves, index pricing curves, foreign currency curves
• Volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity)
We have customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, including:

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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2021, and December 31, 2020.

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2021
Securities available for sale
Other securities	$13	$9	$—		$—	$—	$—	$—	$—		$(22)		$—	$—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	13	—	(1)	(c)	—	—	—	—	—		(3)		9	(1)
Loans held for sale (residential)	—	—	—		—	(1)	—	1	—		—		—	—
Loans held for investment (residential)	11	—	—		—	(3)	—	3	—		—		11	—
Derivative instruments (b)
Interest rate	56	—	(24)	(d)	3	(12)	—	—	28	(e)	(18)	(e)	33	—
Credit	(10)	—	3	(d)	1	—	—	—	—		—		(6)	—
Other (a)	32	—	(3)		—	—	—	(24)	—		—		5	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2020
Securities available for sale
Other securities	$11	$2	$—		$—	$—	$—	$—	$—		$—		$13	$—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	12		1	(c)				—	—		—		13	1
Loans held for sale (residential)	—	—	—		—	(10)	—	10	—		—		—	1
Loans held for investment (residential)	4	—	—		—	(2)	—	9	—		—		11	—
Derivative instruments (b)
Interest rate	22		19	(d)	17	10		—	99	(e)	(91)	(e)	56
Credit	(8)	—	(2)	(d)	1	(1)	$—	—	—				(10)	—
Other (a)	5	—	7		—	—	—	20	—		—		32	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2021, and December 31, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2021, and December 31, 2020:

	December 31, 2021				December 31, 2020
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$28	$28	$—	$—	$108	$108
Accrued income and other assets	—	—	80	80	—	—	56	56
Total assets on a nonrecurring basis at fair value	$—	$—	$108	$108	$—	$—	$164	$164

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

At December 31, 2021, and December 31, 2020, the carrying amount of equity investments recorded under this method was $173 million and $171 million, respectively. No impairment was recorded for the year ended December 31, 2021.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 9 (“Mortgage Servicing Assets”).	Level 3
(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2021, and December 31, 2020, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
Dollars in millions	December 31, 2021	December 31, 2020			December 31, 2021	December 31, 2020
Recurring
Securities available-for-sale:
Other securities	$—	$13	Discounted cash flows	Discount rate	N/A	N/A (15.09%)
				Marketability discount	N/A	N/A (30.00%)
				Volatility factor	N/A	N/A (44.00%)
Other investments:(a)
Equity investments
Direct	9	13	Discounted cash flows	Discount rate	14.43 - 17.56% (16.30%)	13.90 - 17.04% (15.47%)
				Marketability discount	N/A (NA)	N/A (30.00%)
				Volatility factor	N/A (NA)	N/A (52.00%)
Loans, net of unearned income (residential)	11	11	Market comparable pricing	Comparability factor	64.50%-97.30% (94.24%)	64.50 - 99.04% (94.17%)
Derivative instruments:
Interest rate	33	56	Discounted cash flows	Probability of default	.02 - 100% (8.88%)	.02 - 100% (7.90%)
				Internal risk rating	1 - 19 (13.34)	1 - 19 (9.68)
				Loss given default	0 - 1 (.50)	0 - 1 (.48)
Credit (assets)	1	1	Discounted cash flows	Probability of default	.02 - 100% (6.00%)	.02 - 100% (4.70%)
				Internal risk rating	1 - 19 (9.02)	1 - 19 (10.48)
				Loss given default	0 - 1 (.49)	0 - 1 (.49)
Credit (liabilities)	(7)	(11)	Discounted cash flows	Probability of default	.02 - 100% (3.28%)	.02 - 100% (15.45%)
				Internal risk rating	1 - 19 (6.92)	1 - 19 (8.56)
				Loss given default	0 - 1 (.50)	0 - 1 (.43)
Other(d)	5	32	Discounted cash flows	Loan closing rates	2.64 - 99.70% (85.70%)	36.95 - 99.68% (77.51%)
Nonrecurring
Collateral dependent loans	28	108	Fair value of underlying collateral	Discount Rate	0 - 10.00% (8.00%)	0 - 100.00% (36.00%)
Accrued income and other assets:(e)
OREO and other assets	13	16	Appraised value	Appraised value	N/M	N/M
(a)Principal investments, direct is excluded from this table as the balance at December 31, 2021, is insignificant (less than $1 million).
(b)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(c)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(d)Amounts represent interest rate lock commitments.
(e)Excludes $67 million and $40 million pertaining to mortgage servicing assets measured at fair value as of December 31, 2021, and December 31, 2020, respectively. Refer to Note 9 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2021, and December 31, 2020, are shown in the following table.

	December 31, 2021
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$701	$—	$701	$—	$—	$—		$701
Other investments (b)	639	24	—	543	72	—		639
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	281	—	281	—	—	—		281
Derivative assets - trading (b)	1,887	71	2,096	40	—	(320)	(f)	1,887
Fair value - OCI
Securities available for sale (b)	45,364	—	45,364	—	—	—		45,364
Derivative assets - hedging (b) (g)	75	—	39	—	—	36	(f)	75
Amortized cost
Held-to-maturity securities (c)	7,539	—	7,665	—	—	—		7,665
Loans, net of unearned income (d)	100,782	—	—	100,428	—	—		100,428
Loans held for sale (b)	2,448	—	—	2,448	—	—		2,448
Other
Cash and short-term investments (a)	11,923	11,923	—	—	—	—		11,923
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	157	66	1,610	7	—	(1,526)	(f)	157
Fair value - OCI
Derivative liabilities - hedging (b) (g)	4	—	4	—	—	—	(f)	4
Amortized cost
Time deposits (e)	3,858	—	3,866	—	—	—		3,866
Short-term borrowings (a)	761	75	686	—	—	—		761
Long-term debt (e)	12,042	11,813	705	—	—	—		12,518
Other
Deposits with no stated maturity (a)	148,714	—	148,714	—	—	—		148,714

	December 31, 2020
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$735	$—	$735	$—	$—	$—		$735
Other investments (b)	621	—	—	555	66	—		621
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	264	—	264	—	—	—		264
Derivative assets - trading (b)	1,676	$78	1,939	91	—	(433)	(f)	1,675
Fair value - OCI
Securities available for sale (b)	27,556	—	27,543	13	—	—		27,556
Derivative assets - hedging (b) (g)	123	—	70	—	—	53	(f)	123
Amortized cost
Held-to-maturity securities (c)	7,595	—	8,023	—	—	—		8,023
Loans, net of unearned income (d)	99,548	—	—	98,946	—	—		98,946
Loans held for sale (b)	1,319	—	—	1,319	—	—		1,319
Other
Cash and short-term investments (a)	17,285	17,285	—	—	—	—		17,285
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	154	72	746	11	—	(675)	(f)	154
Fair value - OCI
Derivative liabilities - hedging (b) (g)	(3)	—	(3)	—	—	—	(f)	(3)
Amortized cost
Time deposits (e)	5,743	—	5,765	—	—	—		5,765
Short-term borrowings (a)	979	256	723	—	—	—		979
Long-term debt (e)	13,709	13,925	$734	—	—	—		14,659
Other
Deposits with no stated maturity (a)	129,539	—	129,539	—	—	—		129,539

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2021 and 2020, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $567 million ($486 million at fair value) at December 31, 2021, and $674 million ($567 million at fair value) at December 31, 2020; and
•Loans at fair value of $2 million at December 31, 2021, and $2 million at December 31, 2020.

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

	2021				2020
December 31, Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$9,573	$—	$101	$9,472	$1,000	$—	$—	$1,000
Agency residential collateralized mortgage obligations	21,430	99	410	21,119	14,001	297	25	14,273
Agency residential mortgage-backed securities	5,137	37	52	5,122	2,094	70	—	2,164
Agency commercial mortgage-backed securities	9,753	188	290	9,651	9,707	432	33	10,106
Other securities	—	—	—	—	8	5	—	13
Total securities available for sale	$45,893	$324	$853	$45,364	$26,810	$804	$58	$27,556
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$2,196	$33	$—	$2,229	$3,775	$124	$—	$3,899
Agency residential mortgage-backed securities	164	6	—	170	271	14	—	285
Agency commercial mortgage-backed securities	2,678	118	—	2,796	3,515	290	—	3,805
Asset-backed securities(b)	2,485	—	31	2,454	19	—	—	19
Other securities	16	—	—	16	15	—	—	15
Total held-to-maturity securities	$7,539	$157	$31	$7,665	$7,595	$428	$—	$8,023

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At December 31, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $59 million and $15 million, respectively. At December 31, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $42 million and $15 million, respectively.
(b)Includes $2.5 billion of securities as of December 31, 2021, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2021, and December 31, 2020:

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2021
Securities available for sale:
U.S. Treasury, agencies, and corporations	$9,078	$98		$243	$3		$9,321	$101
Agency residential collateralized mortgage obligations	12,603	315		1,255	95		13,858	410
Agency residential mortgage-backed securities	3,793	49		178	3		3,971	52
Agency commercial mortgage-backed securities	1,645	75		3,834	215		5,479	290
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	96	—	(a)	—	—		96	—
Asset-backed securities	2,450	31		1	—	(a)	2,451	31
Other securities	15	—	(a)	—	—		15	—
Total securities in an unrealized loss position	$29,680	$568		$5,511	$316		$35,191	$884
December 31, 2020
Securities available for sale:
Agency residential collateralized mortgage obligations	$2,110	$25		$—	$—		$2,110	$25
Agency residential mortgage-backed securities	6	—	(b)	5	—	(b)	11	—
Agency commercial mortgage-backed securities	2,709	33		—	—		2,709	33
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		24	—	(b)	24	—
Other securities	5	—	(b)	—	—		5	—
Total securities in an unrealized loss position	$4,830	$58		$29	$—		$4,859	$58

(a)At December 31, 2021, gross unrealized losses totaled less than $1 million other securities held to maturity and agency residential collateralized mortgage obligations held-to-maturity with a loss duration of less than 12 months. At December 31, 2021, gross unrealized losses totaled less than $1 million for asset backed securities held to maturity with a loss duration greater than 12 months or longer.
(b)At December 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale and other securities held to maturity with a loss duration of less than 12 months. At December 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale and agency residential collateralized mortgage obligations held to maturity with a loss duration greater than 12 months or longer.
Based on our evaluation at December 31, 2021, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At December 31, 2021, securities available-for-sale and held-to-maturity securities totaling $14.6 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Dollars in millions
Due in one year or less	$376	$385	$76	$75
Due after one through five years	21,937	21,999	5,631	5,673
Due after five through ten years	20,442	20,011	1,832	1,917
Due after ten years	3,138	2,969	—	—
Total	$45,893	$45,364	$7,539	$7,665

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
At December 31, 2021, after taking into account the effects of bilateral collateral and master netting agreements, we had $75 million of derivative assets and $4 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1.9 billion and derivative liabilities of $157 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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
We designate certain “pay fixed/receive variable” interest rate swaps as fair value hedges. These swaps convert certain fixed-rate securities into floating rate securities. The swaps reduce the potential adverse effects from higher interest rates on valuations and future interest income.
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
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2021, was not significant.
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2021, and December 31, 2020. The change in the notional amounts of these derivatives by type from December 31, 2020, to December 31, 2021, indicates the volume of our derivative transaction activity during 2021. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2021			December 31, 2020
		Fair Value (a)			Fair Value (a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$38,654	$39	$4	$36,135	$70	$(3)
Derivatives not designated as hedging instruments:
Interest rate	72,088	768	249	78,424	1,514	291
Foreign exchange	9,073	81	76	6,385	109	103
Commodity	14,151	1,330	1,335	9,702	426	408
Credit	465	1	12	423	1	11
Other (b)	3,330	27	11	4,951	58	16
Total	99,107	2,207	1,683	99,885	2,108	829
Netting adjustments (c)	—	(284)	(1,526)	—	(380)	(675)
Net derivatives in the balance sheet	137,761	1,962	161	136,020	1,798	151
Other collateral (d)	—	(1)	—	—	(2)	(11)
Net derivative amounts	$137,761	$1,961	$161	$136,020	$1,796	$140

(a)We take into account bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. As a result, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities.
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
Fair value hedges. During the year ended December 31, 2021, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2021 and December 31, 2020, related to cumulative basis adjustments for fair value hedges.

	December 31, 2021
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$7,553	$138
Interest rate contracts	Securities available for sale(c)	6,280	134

	December 31, 2020
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$8,182	$416
Interest rate contracts	Securities available for sale(c)	$2,080	$(21)

(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedges that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $7 million and $8 million at December 31, 2021 and December 31, 2020, respectively.
(c)These amounts are designated as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2021 and December 31, 2020 the amortized cost of the closed portfolios used in these hedging relationships was $7.7 billion and $2.5 billion, respectively.

Cash flow hedges. During the year ended December 31, 2021, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2021, we would expect to reclassify an estimated $96 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $3 million of pre-tax net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2021, the maximum length of time over which we hedge forecasted transactions is 5.67 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees	Interest expense – deposits	Other income
Twelve Months Ended December 31, 2021
Total amounts presented in the consolidated statement of income	$(221)	$3,532	$546	$937	$(67)	$147

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	276	—	(113)	—	—	—
Recognized on derivatives designated as hedging instruments	(150)	—	113	—	—	—
Net income (expense) recognized on fair value hedges	$126	$—	$—	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(4)	$329	$—	$4	$—	$—
Net income (expense) recognized on cash flow hedges	$(4)	$329	$—	$4	$—	$—

Twelve Months Ended December 31, 2020
Total amounts presented in the consolidated statement of income	$(286)	$3,866	$484	$661	$(347)	$15

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(177)	—	—	—	—	—
Recognized on derivatives designated as hedging instruments	305	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$128	$—	$—	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(4)	$319	$—	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$(4)	$319	$—	$—	$—	$—

Twelve Months Ended December 31, 2019
Total amounts presented in the consolidated statement of income	$(454)	$4,267	$537	$630	$(853)	$68

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(247)	—	—	—	(1)	—
Recognized on derivatives designated as hedging instruments	231	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$(16)	$—	$—	$—	$(1)	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(1)	$15	$—	$—	$—	$32
Net income (expense) recognized on cash flow hedges	$(1)	$15	$—	$—	$—	32

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

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Recognized in Other Income
Twelve Months Ended December 31, 2021
Cash Flow Hedges
Interest rate	$(307)	Interest income — Loans	$329	$—
Interest rate	2	Interest expense — Long-term debt	(4)	—
Interest rate	10	Investment banking and debt placement fees	4	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—	—
Total	$(295)		$329	$—
Twelve Months Ended December 31, 2020
Cash Flow Hedges
Interest rate	$628	Interest income — Loans	$319	$—
Interest rate	(5)	Interest expense — Long-term debt	(4)	—
Interest rate	(9)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—	—
Total	$614		$315	$—
Twelve Months Ended December 31, 2019
Cash Flow Hedges
Interest rate	$442	Interest income — Loans	$15	$—
Interest rate	(1)	Interest expense — Long-term debt	(1)	—
Interest rate	3	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(4)	Other Income	32	—
Total	$440		$46	$—

Nonhedging instruments.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, and where they are recorded on the income statement.

	2021				2020				2019
Year ended December 31, Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$30	—	$2	$32	$32	—	$(10)	$22	$46	—	$(2)	$44
Foreign exchange	47	—	—	47	41	—	—	41	45	—	—	45
Commodity	14	—	—	14	19	—	—	19	6	—	—	6
Credit	4	—	(36)	(32)	(4)	—	(29)	(33)	(6)	—	(36)	(42)
Other	—	$13	(7)	6	—	$19	19	38	—	$2	—	2
Total net gains (losses)	$95	$13	$(41)	$67	$88	$19	$(20)	$87	$91	$2	$(38)	$55

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $100 million at December 31, 2021, and $63 million at December 31, 2020. The cash collateral netted against derivative liabilities totaled $1.1 billion at December 31, 2021, and $232 million at December 31, 2020.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, Dollars in millions	2021	2020
Interest rate	$696	$1,448
Foreign exchange	31	52
Commodity	1,108	178
Credit	—	(1)
Other	27	58
Derivative assets before collateral	1,862	1,735
Plus (Less): Related collateral	100	63
Total derivative assets	$1,962	$1,798

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2021, we had gross exposure of $127 million to broker-dealers and banks. We had net exposure of $221 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $219 million after considering $2 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $24 million at December 31, 2021. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At December 31, 2021, we had gross exposure of $1.9 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.7 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $11 million as of December 31, 2021, and $9 million as of December 31, 2020.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2021, and December 31, 2020. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2021			2020
December 31, Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$149	13.86	3.15%	$227	12.76	19.53%
Total credit derivatives sold	$149	—	—	$227	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2021, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1.2 billion, which includes $226 million in derivative assets and $1.4 billion in derivative liabilities. We had $1.2 billion in cash and securities collateral posted to cover those positions as of December 31, 2021. There were no derivative contracts with credit risk contingent features held by KeyCorp at December 31, 2021.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2021, and December 31, 2020. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2021, and December 31, 2020, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required at December 31, 2021, or December 31, 2020.

December 31, Dollars in millions	2021		2020
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$3	$3	$1	$1
Two rating downgrades	3	3	1	1
Three rating downgrades	3	3	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of December 31, 2021, and December 31, 2020. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2021, and December 31, 2020, payments of up to $4 million and $2 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2021, and December 31, 2020, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, Dollars in millions	2021	2020
Balance at beginning of period	$578	$539
Servicing retained from loan sales	128	138
Purchases	29	33
Amortization	(120)	(117)
Temporary recoveries (impairments)	19	(15)
Balance at end of period	$634	$578
Fair value at end of period	$789	$668

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the commercial mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our commercial mortgage servicing assets at December 31, 2021, and December 31, 2020, along with the valuation techniques, are shown in the following table:

dollars in millions		December 31, 2021			December 31, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Expected defaults	1.00%	2.00%	1.13%	1.01%	2.00%	1.18%
	Residual cash flows discount rate	7.92%	10.46%	9.44%	7.48%	10.62%	9.22%
	Escrow earn rate	1.34%	1.74%	1.34%	0.92%	1.14%	1.04%
	Loan assumption rate	—%	1.69%	1.37%	—%	1.77%	1.43%

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

The amortization of commercial mortgage servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $264 million for the year ended December 31, 2021, $214 million for the year ended December 31, 2020, and $196 million for the year ended December 31, 2019. This fee income was partially offset by $120 million of amortization for the year ended December 31, 2021, $117 million for the year ended December 31, 2020, and $118 million for the year ended December 31, 2019. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

Dollars in millions	2021	2020
Balance at beginning of period	$58	$46
Servicing retained from loan sales	43	36
Purchases	—	—
Amortization	(18)	(14)
Temporary recoveries (impairments)	10	(10)
Balance at end of period	$93	$58
Fair value at end of period	$97	$60

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the residential mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets at December 31, 2021, along with the valuation techniques, are shown in the following table:

		December 31, 2021			December 31, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Prepayment speed	9.65%	49.17%	10.97%	12.39%	54.27%	17.09%
	Discount rate	7.50%	11.50%	7.53%	7.51%	8.63%	7.55%
	Servicing cost	$62.00	$8,075	$66.94	$62.00	$5,125	$75.37

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

The amortization of residential mortgage servicing assets for December 31, 2021, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $42 million for the year ended December 31, 2021, $34 million for the year ended December 31, 2020, and $21 million for the year ended December 31, 2019. This fee income was offset by $18 million of amortization for the year ended December 31, 2021, $14 million for the year ended December 31, 2020, and $6 million for the year ended December 31, 2019. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

Dollars in millions	December 31, 2021	December 31, 2020
Operating lease cost	$133	$135
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	—	1
Variable lease cost	22	20
Total lease cost (a)	$157	$158

(a)Short-term lease cost was less than $1 million for both the twelve months ended December 31, 2021, and December 31, 2020

Cash flows related to leases are summarized as follows:

Dollars in millions	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$1
Operating cash flows from operating leases	141	143
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for lease obligations: (a)
Operating leases	$85	$86

(a)There were no right-of-use assets obtained in exchange for finance lease obligations for either the twelve months ended December 31, 2021 or December 31, 2020.

Additional balance sheet information related to leases is summarized as follows:

Dollars in millions	Balance sheet classification	December 31, 2021	December 31, 2020
Operating lease assets	Accrued income and other assets	$595	$630
Operating lease liabilities	Accrued expense and other liabilities	676	711
Finance leases:
Property and equipment, gross	Premises and equipment	18	28
Accumulated depreciation	Premises and equipment	(13)	(19)
Property and equipment, net		5	9

Finance lease liabilities	Long-term debt	7	11

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	6.56	7.09
Finance leases	5.33	5.03
Weighted-average discount rate:
Operating leases	2.78%	3.01%
Finance leases	4.50%	3.94%

Maturities of lease liabilities are summarized as follows:

Dollars in millions	Operating Leases	Finance Leases	Total
2022	$138	$2	$140
2023	130	2	132
2024	115	2	117
2025	96	1	97
2026	80	—	80
Thereafter	187	2	189
Total lease payments	746	9	755
Less imputed interest	70	2	72
Total	$676	$7	$683

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

Dollars in millions	December 31, 2021	December 31, 2020
Sales-type and direct financing leases
Interest income on lease receivable	$75	$119
Interest income related to accretion of unguaranteed residual asset	16	(3)
Total sales-type and direct financing lease income	91	116
Operating leases
Operating lease income related to lease payments	127	136
Other operating leasing gains	21	31
Total operating lease income and other leasing gains	148	167
Total lease income	$239	$283

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

Dollars in millions	December 31, 2021	December 31, 2020
Lease receivables	$3,205	$3,570
Unearned income	(193)	(257)
Unguaranteed residual value	450	478
Deferred fees and costs	14	8
Net investment in sales-type and direct financing leases	$3,476	$3,799

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees at December 31, 2021, and December 31, 2020, was $255 million and $269 million, respectively.

At December 31, 2021, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

Dollars in millions	Sales-type and direct financing lease payments
2022	$970
2023	725
2024	501
2025	327
2026	239
Thereafter	444
Total lease payments	$3,206

At December 31, 2021, minimum future lease payments to be received for operating leases are as follows:

Dollars in millions	Operating lease payments
2022	$110
2023	92
2024	79
2025	66
2026	50
Thereafter	84
Total lease payments	$480

The carrying amount of operating lease assets at December 31, 2021 and December 31, 2020, was $740 million and $859 million, respectively.
11. Premises and Equipment
Premises and Equipment

Premises and equipment at December 31, 2021, and December 31, 2020, consisted of the following:

		December 31,
Dollars in millions	Useful life (in years)	2021	2020
Land	Indefinite	$118	$126
Buildings and improvements	15-40	680	722
Leasehold improvements	1-15	616	631
Furniture and equipment	2-15	814	843
Capitalized building leases	1-14 (a)	19	28
Construction in process	N/A	70	44
Total premises and equipment		2,317	2,394
Less: Accumulated depreciation and amortization		(1,636)	(1,641)
Premises and equipment, net		$681	$753

(a)Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $107 million, $115 million, and $118 million, respectively. This includes amortization of assets under capital leases.

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

Key had capitalized software assets, including internally-developed and purchased software and costs associated with certain cloud computing arrangements of $321 million and $385 million and related accumulated amortization of $86 million and $183 million as of December 31, 2021, and December 31, 2020, respectively. This includes in-process software that has not started amortizing. Amortization expense related to internal-use software for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, was $66 million, $49 million, and $46 million, respectively.
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

For our annual test, we conducted a quantitative test as of October 1, 2021, and concluded goodwill was not impaired. We determined that the estimated fair value of the Consumer Bank reporting unit was 62% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 60% greater than its carrying amount and the estimated fair value of the Institutional Bank reporting unit, which is aggregated in the Commercial Bank reporting segment, was 32% greater than its carrying amount. The fair values of each reporting unit were estimated using a combination of income and market approaches. The income approach utilized discounted cash flow projections for each reporting unit. The market approach consisted primarily of public company metrics but also considered recent transactions in the financial services industry. The carrying amounts of Key’s reporting units represent an average of regulatory and economic equity.
Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT DECEMBER 31, 2019	$1,752	$912	$2,664
BALANCE AT DECEMBER 31, 2020	1,752	912	2,664
AQN Strategies acquisition	9	—	9
XUP acquisition	—	20	20
BALANCE AT DECEMBER 31, 2021	$1,761	$932	$2,693

Additional information regarding recent acquisitions is provided in Note 15 (“Acquisitions and Discontinued Operations”).
As of December 31, 2021, we expect goodwill in the amount of $455 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2021, December 31, 2020, and December 31, 2019.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2021		2020
December 31, Dollars in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$355	$275	$355	$236
PCCR intangibles	16	13	16	12
Other intangible assets	82	35	105	40
Total	$453	$323	$476	$288

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
Dollars in millions	2022	2023	2024	2025	2026
Intangible asset amortization expense	$45	$36	$26	$16	$6

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.6 billion and $1.4 billion of investments in LIHTC operating partnerships at December 31, 2021, and December 31, 2020, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2021, and December 31, 2020, we had liabilities of $675 million and $484 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2021, and December 31, 2020. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2021
LIHTC investments	$7,839	$3,252	$1,985
December 31, 2020
LIHTC investments	$6,914	$2,765	$1,823

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2021, we recognized $192 million of amortization and $184 million of tax credits associated with these investments within “income taxes” on our income statement. In 2020, we recognized $195 million of amortization and $177 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $45 million and $53 million at December 31, 2021, and December 31, 2020, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2021.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2021
Indirect investments	$8,437	$178	$57
December 31, 2020
Indirect investments	$10,899	$168	$69

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no liabilities at December 31, 2021, and December 31, 2020, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at December 31, 2021, and December 31, 2020. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our balance sheet. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. Of the total balance as of December 31, 2021, $2.5 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
December 31, 2021
Other unconsolidated VIEs	$2,827	$1
December 31, 2020
Other unconsolidated VIEs	$351	$1

14. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, Dollars in millions	2021	2020	2019
Currently payable:
Federal	$423	$336	$241
State	73	83	20
Total currently payable	496	419	261
Deferred:
Federal	119	(156)	34
State	27	(36)	19
Total deferred	146	(192)	53
Total income tax (benefit) expense (a)	$642	$227	$314

(a)There was income tax (benefit) expense on securities transactions of $(2) million in 2021, $1 million in 2020, and $5 million in 2019. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $33 million in 2021, $30 million in 2020, and $23 million in 2019.

Significant components of our deferred tax assets and liabilities included in “accrued expense and other liabilities” on the balance sheet, are as follows:

December 31, Dollars in millions	2021	2020
Allowance for loan and lease losses	$296	$443
Employee benefits	203	166
Net unrealized securities losses	102	—
Federal net operating losses and credits	6	7
Non-tax accruals	73	76
Operating lease liabilities (a)	165	174
State net operating losses and credits	1	1
Other	266	297
Gross deferred tax assets	1,112	1,164
Less: Valuation Allowance	12	—
Total deferred tax assets	1,100	1,164

Leasing transactions	521	556
Net unrealized securities gains	—	340
Operating lease right-of-use assets (a)	145	153
Goodwill	121	104
Other	124	111
Total deferred tax liabilities	911	1,264
Net deferred tax assets (liabilities) (b)	$189	$(100)

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

At December 31, 2021, we had net capital loss carryforwards of $12 million for which we have recorded $12 million of valuation allowances. The capital loss carryforward if not utilized, will expire in 2025. Realization of this tax benefit is dependent upon Key's ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforward. Currently, generation of sufficient gain income is uncertain.

At December 31, 2021, we had federal net operating loss carryforwards of $20 million and federal credit carryforwards of $1 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. The federal credit carryforward consists of general business credits which expire in 2037, under the Internal Revenue Code. We currently expect to fully utilize these losses and credits.

We had state net operating loss carryforwards of $24 million, resulting in a net state deferred tax asset of $1 million.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, Dollars in millions	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% statutory federal tax rate	$683	21.0%	$327	21.0%	$425	21.0%
Amortization of tax-advantaged investments	151	4.6	150	9.7	132	6.5
Tax-exempt interest income	(26)	(.8)	(28)	(1.8)	(30)	(1.5)
Corporate-owned life insurance income	(27)	(.8)	(29)	(1.9)	(29)	(1.4)
State income tax, net of federal tax benefit	79	2.4	37	2.4	31	1.5
Tax credits	(218)	(6.7)	(218)	(14.0)	(231)	(11.4)
Other	—	—	(12)	(.8)	16.9
Total income tax expense (benefit)	$642	19.7%	$227	14.6%	$314	15.6%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, Dollars in millions	2021	2020
Balance at beginning of year	$58	$19
Increase for other tax positions of prior years	—	40
Decrease for payments and settlements	—	—
Decrease related to tax positions taken in prior years	(8)	(1)
Balance at end of year	$50	$58

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $50 million at December 31, 2021, and $58 million at December 31, 2020. It is reasonably possible that the balance of unrecognized tax benefits could decrease in the next twelve months due to examinations by various tax authorities or the expiration of statutes of limitations.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $0.1 million, $0.2 million, and $0.9 million in 2021, 2020, and 2019, respectively. We did not recover any state tax penalties in 2021, 2020, or 2019. At December 31, 2021, we had an accrued interest payable of $2 million, compared to $3 million at December 31, 2020. There was no liability for accrued state tax penalties at December 31, 2021, and December 31, 2020.

There were no unrecognized tax benefits presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, at December 31, 2021 and December 31, 2020, respectively.
We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2016 and forward. Currently, we are under IRS audit for tax year 2016. We are not subject to income tax examinations by other tax authorities for years prior to 2014.
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

15. Acquisitions and Discontinued Operations

Acquisitions

Arbitria Quum Notitia, LLC (AQN Strategies). On February 25, 2021, KeyCorp acquired AQN Strategies, a diversified consulting practice, specializing in analytically driven strategies and solutions as it relates to bank transformations, credit and growth, and payments intelligence. The acquisition of AQN Strategies will advance Key’s analytics by adding senior talent and expertise directly aligned to Key’s focus areas. The acquisition was accounted for as a business combination. As a result, we recognized goodwill of $9 million. No other material assets were acquired or liabilities assumed as a result of the acquisition and the valuation was final at March 31, 2021.

XUP Payments. On November 19, 2021, KeyBank acquired XUP Payments, a B2B focused digital platform. The acquisition was accounted for as a business combination. As a result of the acquisition, we recognized goodwill of $20 million and no separately identified intangible assets were recorded. Other acquired assets and liabilities of XUP were immaterial. These amounts represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisiton date.

Discontinued operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2021, and December 31, 2020, approximately $567 million and $710 million, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.
16. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2021, and December 31, 2020:

	December 31, 2021				December 31, 2020
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$11	$(6)	$(5)	$—	$6	$(6)	$—	$—
Securities borrowed	500	—	(500)	—	500	—	(500)	—
Total	$511	$(6)	$(505)	$—	$506	$(6)	$(500)	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$173	$(6)	$(167)	$—	$220	$(6)	$(214)	$—
Total	$173	$(6)	$(167)	$—	$220	$(6)	$(214)	$—

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

As of December 31, 2021, the carrying amount of assets pledged as collateral against repurchase agreements totaled $232 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on our balance sheet. At December 31, 2021, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $167 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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
17. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $104 million for 2021, $101 million for 2020, and $96 million for 2019. The total income tax benefit recognized in the income statement for these plans was $25 million for 2021, $24 million for 2020, and $23 million for 2019.
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other awards which may be denominated or payable in or valued by reference to our Common Shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2021, we had 34,121,863 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2021, 2020, and 2019 are shown in the following table.

Year ended December 31,	2021	2020	2019
Average option life	6.6 years	6.5 years	6.5 years
Future dividend yield	3.88%	3.90%	3.88%
Historical share price volatility	.335	.267	.266
Weighted-average risk-free interest rate	0.8%	1.3%	2.5%
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

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2021:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	6,372,684	$14.18	4.6	$21
Granted	542,153	20.98
Exercised	(2,319,438)	11.71
Lapsed or canceled	(7,767)	18.96
Outstanding at December 31, 2021	4,587,632	$16.23	5.1	$32

Expected to vest	1,280,416	19.53	7.7	5
Exercisable at December 31, 2021	3,223,629	$14.81	3.9	$27
(a)The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $3.38 for options granted during 2021, $2.96 for options granted during 2020, and $3.07 for options granted during 2019. Stock option exercises numbered 2,319,438 in 2021, 821,916 in 2020, and 2,039,208 in 2019. The aggregate intrinsic value of exercised options was $22 million for 2021, $5 million for 2020, and $18 million for 2019. As of December 31, 2021, unrecognized compensation cost related to nonvested options under the plans totaled $1 million. We expect to recognize this cost over a weighted-average period of 2.4 years.
Cash received from options exercised was $27 million, $8 million, and $18 million in 2021, 2020, and 2019, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1 million for 2021 and less than $1 million in 2020.
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
During 2021, no performance units vested that were payable in stock and 1,278,629 performance units vested that were payable in cash. The payable in cash fair value of the performance units totaled $23 million. During 2020, the performance units vested that were payable in stock and cash numbered 421,352 and 654,108, respectively. The total fair value of the performance units vested during 2020 that were payable in stock and cash was $8 million and $13 million, respectively.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2021.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2020	11,516,370	$19.01	59,171	$18.20	4,780,039	$16.23
Granted	5,115,781	19.07	29,215	19.07	1,626,607	23.19
Vested	(4,299,104)	19.11	—	—	(1,278,629)	18.18
Forfeited	(332,663)	19.07	—	—	(47,494)	22.19
Outstanding at December 31, 2021	12,000,384	$19.00	88,386	$18.47	5,080,523	$23.18

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
The weighted-average grant-date fair value of awards granted under the Program was $20.06 during 2021, $18.68 during 2020, and $18.25 during 2019. As of December 31, 2021, unrecognized compensation cost related to nonvested shares under the Program totaled $97 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of shares vested was $105 million in 2021, $89 million in 2020, and $89 million in 2019.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2021.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2020	2,572,087	$17.46
Granted	1,307,094	21.25
Vested	(891,388)	17.93
Forfeited	(38,836)	20.20
Outstanding at December 31, 2021	2,948,957	$18.65

The weighted-average grant-date fair value of awards granted was $21.25 during 2021, $16.22 during 2020, and $17.57 during 2019. As of December 31, 2021, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $25 million. We expect to recognize this cost over a weighted-average period of 3.1 years. The total fair value of shares vested was $16 million in 2021, $18 million in 2020, and $19 million in 2019.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 335,951 Common Shares at a weighted-average cost to employees of $19.28 during 2021, 500,508 Common Shares at a weighted-average cost to employees of $11.76 during 2020, and 327,243 Common Shares at a weighted-average cost to employees of $15.73 during 2019.

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
Pre-tax AOCI not yet recognized as net pension cost was $381 million at December 31, 2021, and $427 million at December 31, 2020, consisting entirely of net unrecognized losses.
During 2021, 2020, and 2019, we recognized a settlement loss for lump sum payments made under certain pension plans. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.
The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, Dollars in millions	2021	2020	2019
Interest cost on PBO	$25	$34	$46
Expected return on plan assets	(28)	(38)	(48)
Amortization of losses	18	17	13
Settlement loss	9	9	18
Net pension cost	$24	$22	$29

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(19)	$(18)	$(8)
Amortization of gains	(27)	(26)	(31)
Total recognized in comprehensive income	$(46)	$(44)	$(39)

Total recognized in net pension cost and comprehensive income	$(22)	$(22)	$(10)

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2021, and December 31, 2020.

The following table summarizes changes in the PBO related to our pension plans. Actuarial gains in 2021 were primarily driven by an increase in discount rate with a slight offset due to an increased interest credit rate.

Year ended December 31, Dollars in millions	2021	2020
PBO at beginning of year	$1,248	$1,233
Interest cost	25	34
Actuarial losses (gains)	(31)	66
Benefit payments	(86)	(85)
PBO at end of year	$1,156	$1,248

The following table summarizes changes in the FVA.

Year ended December 31, Dollars in millions	2021	2020
FVA at beginning of year	$1,153	$1,102
Actual return on plan assets	16	123
Employer contributions	13	13
Benefit payments	(86)	(85)
FVA at end of year	$1,096	$1,153

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2021, and December 31, 2020.

December 31, Dollars in millions	2021	2020
Funded status (a)	$(60)	$(95)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$106	$81
Current liabilities	(14)	(14)
Noncurrent liabilities	(152)	(162)
Net prepaid pension cost recognized (b)	$(60)	$(95)

(a)The shortage of the FVA under the PBO.
(b)Represents the accrued benefit liability of the pension plans.
At December 31, 2021, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2022. We also do not expect to make any significant discretionary contributions during 2022.
At December 31, 2021, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2022 — $90 million; 2023— $89 million; 2024 — $87 million; 2025 — $85 million; 2026 — $82 million and $360 million in the aggregate from 2027 through 2031.
The ABO for all of our pension plans was $1.2 billion at December 31, 2021, and $1.2 billion at December 31, 2020. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,	2021		2020
Dollars in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$991	$166	$1,072	$176
ABO	991	166	1,072	176
Fair value of plan assets	1,096	—	1,153	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2021	2020
Discount rate	2.43%	2.05%
Compensation increase rate	N/A	N/A
Weighted-average interest crediting rate	1.90%	1.65%
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2021	2020	2019
Discount rate	2.05%	2.89%	4.00%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	2.75	3.75	4.50
We estimate that we will recognize $15 million in net pension cost for 2022, compared to net pension cost of $24 million in 2021 and $22 million for 2020.
We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2022 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2022 by approximately $2 million.
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
•Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 2.75% for 2021, 3.75% for 2020 and 4.5% for 2019. We deemed a rate of 2.75% to be appropriate in estimating 2021 pension cost.

The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2021.

Target Allocation
Asset Class	2021
Global equity securities	16
Fixed income securities	84
Total	100%

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
Mutual funds. Exchange-traded mutual funds listed or traded on securities exchanges are valued at the closing price on the exchange or system where the security is principally traded. These securities are classified as Level 1 because quoted prices for identical securities in active markets are available. Non exchange-traded mutual funds are classified as Level 2.
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

The following tables show the fair values of our pension plan assets by asset class at December 31, 2021, and December 31, 2020.

December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Fixed income — U.S.	$—	$454	$—	$454
Collective investment funds (measured at NAV) (a)	—	—	—	622
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	19
Other assets (measured at NAV) (a)	—	—	—	1
Total net assets at fair value	$—	$454	$—	$1,096

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2020
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$9	$—	$—	$9
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	171	—	171
Corporate bonds — International	—	79	—	79
Government and agency bonds — U.S.	—	165	—	165
Government bonds — International	—	2	—	2
State and municipal bonds	—	27	—	27
Mutual funds:
Equity — International	2	—	—	2
Collective investment funds (measured at NAV) (a)	—	—	—	636
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	17
Other assets (measured at NAV) (a)	—	—	—	42
Total net assets at fair value	$14	$444	$—	$1,153

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
The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
Dollars in millions	2021	2020
Net unrecognized losses (gains)	$(9)	$(10)
Net unrecognized prior service credit	(14)	(15)
Total unrecognized AOCI	$(23)	$(25)

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
Dollars in millions	2021	2020	2019
Service cost of benefits earned	$—	$—	$1
Interest cost on APBO	2	2	2
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service credit	(1)	(1)	—
Amortization of gains	(1)	—	(1)
Net postretirement benefit	$(2)	$(1)	$—
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$1	$1	$1
Amortization of prior service credit	1	—	1
Amortization of losses	—	—	—
Total recognized in comprehensive income	$2	$1	$2

Total recognized in net postretirement benefit cost and comprehensive income	$—	$—	$2

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2021, and December 31, 2020.
The following table summarizes changes in the APBO. Actuarial losses are a result of asset performance.

Year ended December 31,
Dollars in millions	2021	2020
APBO at beginning of year	$52	$52
Service cost	—	—
Interest cost	2	2
Plan participants’ contributions	2	1
Actuarial losses (gains)	11	8
Benefit payments	(10)	(11)
Plan amendments	—	—
APBO at end of year	$57	$52

The following table summarizes changes in FVA.

Year ended December 31,
Dollars in millions	2021	2020
FVA at beginning of year	$52	$52
Employer contributions	—	—
Plan participants’ contributions	2	1
Benefit payments	(10)	(11)
Actual return on plan assets	13	10
FVA at end of year	$57	$52

The postretirement plans were fully funded at December 31, 2021, and December 31, 2020. Therefore, no liabilities were recognized on our balance sheet.
There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2022, if any, will be minimal.
At December 31, 2021, we expect to pay the benefits from other postretirement plans as follows: 2022 — $6 million; 2023 — $6 million; 2024 — $6 million; 2025 — $6 million; 2026 — $6 million; and $29 million in the aggregate from 2027 through 2031.
To determine the APBO, we assumed discount rates of 4.5% at December 31, 2021, and 4.5% at December 31, 2020.
To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2021	2020	2019
Discount rate	4.50%	4.50%	4.50%
Expected return on plan assets	4.50	4.50	4.50

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
We expect to recognize a $2 million credit in net postretirement benefit cost for 2022.
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

Target Allocation
Asset Class	2021
Equity securities	80%
Fixed income securities	20
Total	100%

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
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2021, and December 31, 2020.

December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$21	—	—	$21
Equity — International	10	—	—	10
Fixed income — U.S.	7	—	—	7
Collective investment funds:
Equity — U.S.(a)	—	—	—	17
Other assets (measured at NAV)(a)	—	—	—	1
Total net assets at fair value	$38	—	—	$57

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2020
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$21	—	—	$21
Equity — International	9	—	—	9
Fixed income — U.S.	7	—	—	7
Fixed income — International	—	—	—	—
Collective investment funds:
Equity — U.S. (a)	—	—	—	14
Other assets (measured at NAV)	—	—	—	1
Total net assets at fair value	$37	—	—	$52

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2021, and December 31, 2020, we did not receive federal subsidies.

Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. We accrued a 1% contribution for 2021 and made contributions of 1% for both 2020 and 2019, on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $105 million in 2021, $103 million in 2020, and $98 million in 2019.
19. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
Dollars in millions	2021	2020	2019
FEDERAL FUNDS PURCHASED
Balance at year end	—	—	$200
Average during the year	—	$455	61
Maximum month-end balance	—	2,285	1,000
Weighted-average rate during the year (a)	—%	1.24%	2.12%
Weighted-average rate at December 31 (a)	—	—	1.56
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$173	$220	$187
Average during the year	239	215	203
Maximum month-end balance	281	267	283
Weighted-average rate during the year (a)	.02%	.11%	.22%
Weighted-average rate at December 31 (a)	.01	.04	.09
OTHER SHORT-TERM BORROWINGS
Balance at year end	$588	$759	$705
Average during the year	770	1,452	730
Maximum month-end balance	897	4,606	847
Weighted-average rate during the year (a)	1.08%	0.85%	2.31%
Weighted-average rate at December 31 (a)	1.97	.60	1.99

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
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $10.2 billion at December 31, 2021, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2021, our unused secured borrowing capacity was $23.9 billion at the Federal Reserve Bank of Cleveland and $12.9 billion at the FHLB.

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

December 31,
Dollars in millions	2021	2020
Senior medium-term notes due through 2029 (a)	$2,820	$3,962
2.075% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	107	115
7.75% Subordinated notes due 2029 (b)	139	149
7.25% Subordinated notes due 2021 (c)	—	311
Other subordinated notes (b)(d)	75	74
Total parent company	3,303	4,773
Senior medium-term notes due through 2039 (e)	6,582	6,718
3.18% Senior remarketable notes due 2027 (f)	242	232
3.40% Subordinated notes due 2026 (g)	602	625
6.95% Subordinated notes due 2028 (g)	299	299
3.90% Subordinated notes due 2029 (g)	376	398
Secured borrowing due through 2025 (h)	13	19
Federal Home Loan Bank advances due through 2038 (i)	604	608
Investment Fund Financing due through 2052 (j)	10	21
Key Govt Finance, Inc. Other Long Term Debt-ASR	3	4
Obligations under Capital Leases due through 2032 (k)	8	12
Total subsidiaries	8,739	8,936
Total long-term debt	$12,042	$13,709

(a)Senior medium-term notes had a weighted-average interest rate of 3.2213% at December 31, 2021, and 3.7025% at December 31, 2020. These notes had fixed interest rates at December 31, 2021, and December 31, 2020. These notes may not be redeemed prior to their maturity dates.
(b)See Note 21 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.
(c)The First Niagara subordinated debt had a weighted-average interest rate of 7.25% at December 31, 2020. This holding matured on December 15, 2021.
(d)The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 1.68% at December 31, 2021, and 1.72% at December 31, 2020. These notes may be redeemed prior to their maturity dates.
(e)Senior medium-term notes had weighted-average interest rates of 2.116% at December 31, 2021, and 2.516% at December 31, 2020. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.
(f)The remarketable senior medium-term notes had a weighted-average interest rate of 3.18% at December 31, 2021, and 3.18% at December 31, 2020. These notes had fixed interest rates at December 31, 2021, and December 31, 2020. These notes may not be redeemed prior to their maturity dates.
(g)These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.
(h)The secured borrowing had weighted-average interest rates of 4.445% at December 31, 2021, and 4.445% at December 31, 2020. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”).
(i)Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 1.12% at December 31, 2021, and 1.15% at December 31, 2020. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $604 million at December 31, 2021, and $607 million at December 31, 2020.
(j)Investment Fund Financing had a weighted-average interest rate of 1.34% at December 31, 2021, and 1.77% at December 31, 2020.
(k)These are capital leases acquired in the First Niagara merger with a maturity range from March 2022 through October 2032.
At December 31, 2021, scheduled principal payments on long-term debt were as follows:

Dollars in millions	Parent	Subsidiaries	Total
2022	$—	$2,395	$2,395
2023	—	1,217	1,217
2024	—	2,242	2,242
2025	534	772	1,306
2026	—	615	615
All subsequent years	2,769	1,497	4,267

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

In 2021, KeyBank issued the following notes under the 2018 Bank Note Program: on June 16, 2021, $800 million Fixed-to-Floating Rate Senior Bank Notes due June 14, 2024, and $400 million Floating Rate Senior Bank Notes due June 14, 2024.
On September 29, 2021, KeyBank updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes will be denominated in U.S. dollars. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on the balance sheet.
As of December 31, 2021, no notes had been issued under the 2021 Bank Note Program, and $20.0 billion remained available for issuance.
KeyCorp shelf registration, including Medium-Term Note Program. On June 9, 2020, KeyCorp updated its shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more.
On February 6, 2020, KeyCorp issued $800 million of 2.25% Senior Notes due April 6, 2027, under the Medium-Term Note Program.
At December 31, 2021, KeyCorp had authorized and available for issuance up to $5.0 billion of additional debt securities under the Medium-Term Note Program.
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
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2021
KeyCorp Capital I	$156	$6	$162	0.871%	2028
KeyCorp Capital II	121	4	125	6.875	2029
KeyCorp Capital III	116	4	120	7.750	2029
HNC Statutory Trust III	20	1	21	1.570	2035
Willow Grove Statutory Trust I	20	1	21	1.412	2036
HNC Statutory Trust IV	17	1	18	1.513	2037
Westbank Capital Trust II	8	—	8	2.404	2034
Westbank Capital Trust III	8	—	8	2.404	2034
Total	$466	$17	$483	4.271%	—
December 31, 2020	$483	$17	$500	4.464%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include debt issuance costs and basis adjustments related to fair value hedges totaling $52 million at December 31, 2021, and $70 million at December 31, 2020. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes debt issuance costs and basis adjustments related to fair value hedges totaling $52 million at December 31, 2021, and $70 million at December 31, 2020. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our balance sheet. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2021, and December 31, 2020, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our balance sheet in “other liabilities.” Additional information on LIHTC commitments is provided in Note 13 (“Variable Interest Entities”).
The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2021, and December 31, 2020. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, Dollars in millions	2021	2020
Loan commitments:
Commercial and other	$54,614	$47,792
Commercial real estate and construction	3,180	2,365
Home equity	8,888	9,299
Credit cards	7,217	6,685
Total loan commitments	73,899	66,141
Commercial letters of credit	79	74
Purchase card commitments	771	708
Principal investing commitments	12	16
Tax credit investment commitments	679	487
Total loan and other commitments	$75,440	$67,426

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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2021. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2021	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$3,719	$86
Recourse agreement with FNMA	6,416	26
Residential mortgage reserve	3,113	15
Written put options (a)	3,688	87
Total	$16,936	$214

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2021, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2021, our standby letters of credit had a remaining weighted-average life of 2.0 years, with remaining actual lives ranging from less than 1 year to as many as 12.9 years.

Recourse agreement with FNMA. At December 31, 2021, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $21.0 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31% of the principal balance of loans outstanding at December 31, 2021. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 5 (“Asset Quality”).
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
At December 31, 2021, the unpaid principal balance outstanding of loans sold by us was $10.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2021.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $15 million at December 31, 2021.

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2021, our written put options had an average life of 2.2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
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
23. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2021, and December 31, 2020, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2019	$115	$250	$—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	455	466	—	15	936
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(3)	(240)	—	19	(224)
Net current-period other comprehensive income, net of income taxes	452	226	—	34	712
Balance at December 31, 2020	$567	$476	$—	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(965)	(137)	—	14	(1,088)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(5)	(251)	—	20	(236)
Net current-period other comprehensive income, net of income taxes	(970)	(388)	—	34	(1,324)
Balance at December 31, 2021	$(403)	$88	$—	$(271)	$(586)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the years ended December 31, 2021, and December 31, 2020, are as follows:

	Twelve Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2021	2020
Unrealized gains (losses) on available for sale securities
Realized gains	$7	$4	Other income
	7	4	Income (loss) from continuing operations before income taxes
	2	1	Income taxes
	$5	$3	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$329	$319	Interest income — Loans
Interest rate	(4)	(4)	Interest expense — Long-term debt
Interest rate	4	—	Investment banking and debt placement fees
	329	315	Income (loss) from continuing operations before income taxes
	78	75	Income taxes
	$251	$240	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(18)	$(17)	Other expense
Settlement loss	(9)	(9)	Other expense
Amortization of prior service credit	1	1	Other expense
	(26)	(25)	Income (loss) from continuing operations before income taxes
	(6)	(6)	Income taxes
	$(20)	$(19)	Income (loss) from continuing operations

24. Shareholders' Equity
Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2021 capital plan (which is effective through the third quarter of 2022) submitted to and approved by the Federal Reserve, we have the authority to repurchase up to $1.5 billion of our Common Shares. During 2021, we repurchased $466 million of Common Share under our previous 2020 capital plan authorization and $710 million under our current 2021 capital plan authorization. Of the total common shares repurchased throughout 2021, $585 million were part of an ASR program entered into with Goldman Sachs & Co. LLC (Goldman Sachs), $559 million were purchased in the open market, and $32 million were related to employee equity compensation programs.

Under the ASR program, we made a cash payment of $585 million to Goldman Sachs and received an initial delivery of 23.6 million shares of our common stock from Goldman Sachs based on the then current market price of $19.87 as of September 10, 2021. As previously reported during the third quarter of 2021, there was a $117 million reduction to our capital surplus balance, which reflected the value of common stock held back by Goldman Sachs pending final settlement of the ASR program. On December 21, 2021, we received a final delivery of 2.5 million of our common shares from Goldman Sachs based on the volume-weighted average share price of our common stock during the term of the ASR agreement, less a discount, and other adjustments provided for by the agreement. The volume-weighted share price less discount totaled $22.48 for the total 26 million common shares purchased between the up front delivery and the final settlement.

Consistent with our capital plan, the Board declared a quarterly dividend of $.185 per common share for the first three quarters of 2021. During the fourth quarter of 2021, the Board declared a dividend of $.195 per common share. These quarterly dividend payments brought our annual dividend to $.75 per common share for 2021.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2021:

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2021 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$50.00
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	1.531252
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	1.412500
Fixed Rate Perpetual Noncumulative Series G	450	450,000	1	1,000	1/40th	25	1.406252

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2021, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2021, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a

“well capitalized” institution at December 31, 2021, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
At December 31, 2021, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$18,030	12.49%	$11,552	8.00%	N/A	N/A
KeyBank (consolidated)	17,211	12.21	11,274	8.00	$14,093	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$15,549	10.77%	$8,664	6.00%	N/A	N/A
KeyBank (consolidated)	15,143	10.75	8,456	6.00	$11,274	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$15,549	8.47%	$7,344	4.00%	N/A	N/A
KeyBank (consolidated)	15,143	8.37	7,241	4.00	$9,051	5.00%
December 31, 2020
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$17,976	13.40%	$10,736	8.00%	N/A	N/A
KeyBank (consolidated)	17,195	13.09	10,511	8.00	$13,139	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$14,907	11.11%	$8,052	6.00%	N/A	N/A
KeyBank (consolidated)	14,539	11.07	7,884	6.00	$10,511	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$14,907	8.94%	$6,671	4.00%	N/A	N/A
KeyBank (consolidated)	14,539	8.80	6,605	4.00	$8,256	5.00%
25. Business Segment Reporting

The following is a description of the segments and their primary businesses at December 31, 2021.

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

The table on the following page shows selected financial data for our major business segments for the years ended December 31, 2021, 2020, and 2019.

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

Year ended December 31,	Consumer Bank			Commercial Bank
Dollars in millions	2021	2020	2019	2021	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,357	$2,403	$2,335	$1,655	$1,725	$1,651
Noninterest income	1,068	999	917	1,989	1,524	1,395
Total revenue (TE) (a)	3,425	3,402	3,252	3,644	3,249	3,046
Provision for credit losses	(118)	284	186	(279)	741	120
Depreciation and amortization expense	84	77	91	134	144	135
Other noninterest expense	2,306	2,185	2,062	1,731	1,606	1,424
Income (loss) from continuing operations before income taxes (TE)	1,153	856	913	2,058	758	1,367
Allocated income taxes (benefit) and TE adjustments	277	203	216	413	107	223
Income (loss) from continuing operations	876	653	697	1,645	651	1,144
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	876	653	697	1,645	651	1,144
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$876	$653	$697	$1,645	$651	$1,144
AVERAGE BALANCES (b)
Loans and leases	$39,356	$37,842	$30,571	$60,552	$64,543	$60,417
Total assets (a)	42,572	41,152	34,111	70,117	74,225	68,562
Deposits	88,235	79,528	72,384	55,715	47,145	36,372
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$39	$40	$150	$12	$1	$(8)
Net loan charge-offs (b)	126	135	157	81	308	128
Return on average allocated equity (b)	24.54%	18.97%	21.59%	19.52%	12.99%	24.54%
Return on average allocated equity	24.54	18.97	21.59	19.52	12.99	24.54
Average full-time equivalent employees (c)	8,000	8,186	8,540	2,370	2,291	2,438

Year ended December 31,	Other				Key
Dollars in millions	2021	2020	2019		2021	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$86	$(65)	$(45)		$4,098	$4,063	$3,941
Noninterest income	137	129	147		3,194	2,652	2,459
Total revenue (TE) (a)	223	64	102		7,292	6,715	6,400
Provision for credit losses	(21)	(4)	139		(418)	1,021	445
Depreciation and amortization expense	80	82	87		298	303	313
Other noninterest expense	94	15	102		4,131	3,806	3,588
Income (loss) from continuing operations before income taxes (TE)	70	(29)	(226)		3,281	1,585	2,054
Allocated income taxes (benefit) and TE adjustments	(21)	(54)	(93)		669	256	346
Income (loss) from continuing operations	91	25	(133)		2,612	1,329	1,708
Income (loss) from discontinued operations, net of taxes	13	14	9		13	14	9
Net income (loss)	104	39	(124)		2,625	1,343	1,717
Less: Net income (loss) attributable to noncontrolling interests	—	—	—		—	—	—
Net income (loss) attributable to Key	$104	$39	$(124)	(d)	$2,625	$1,343	$1,717
AVERAGE BALANCES (b)
Loans and leases	$361	$304	$523		$100,269	$102,689	$91,511
Total assets (a)	66,230	46,678	40,506		178,919	162,055	143,179
Deposits	1,085	613	1,274		145,035	127,286	110,030
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$63	$120	$103		$114	$161	$245
Net loan charge-offs (b)	(22)	1	147		185	444	432
Return on average allocated equity (b)	1.61%	.27%	(1.52)%		14.79%	7.54%	10.27%
Return on average allocated equity	1.84	.42	(1.42)		14.86	7.62	10.32
Average full-time equivalent employees (c)	6,604	6,349	6,067		16,974	16,826	17,045
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
(d)Other segments included $106 million provision for credit loss, net of tax, related to a previously disclosed fraud incident.

26. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, Dollars in millions	2021	2020
ASSETS
Cash and due from banks	$2,293	$3,799
Short-term investments	24	21
Securities available for sale	—	12
Other investments	77	43
Loans to:
Banks	50	50
Nonbank subsidiaries	16	16
Total loans	66	66
Investment in subsidiaries:
Banks	17,019	17,645
Nonbank subsidiaries	1,015	900
Total investment in subsidiaries	18,034	18,545
Goodwill	167	167
Corporate-owned life insurance	212	207
Derivative assets	76	100
Accrued income and other assets	309	299
Total assets	$21,258	$23,259
LIABILITIES
Accrued expense and other liabilities	$532	$505
Long-term debt due to:
Subsidiaries	483	500
Unaffiliated companies	2,820	4,273
Total long-term debt	3,303	4,773
Total liabilities	3,835	5,278
SHAREHOLDERS’ EQUITY (a)	17,423	17,981
Total liabilities and shareholders’ equity	$21,258	$23,259

(a)See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
Dollars in millions	2021	2020	2019
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,925	$1,250	$1,204
Nonbank subsidiaries	50	—	70
Interest income from subsidiaries	1	4	9
Other income	36	8	11
Total income	2,012	1,262	1,294
EXPENSE
Interest on long-term debt with subsidiary trusts	13	18	22
Interest on other borrowed funds	65	114	151
Personnel and other expense	101	63	87
Total expense	179	195	260
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	1,833	1,067	1,034
Income tax (expense) benefit	38	38	57
Income (loss) before equity in net income (loss) less dividends from subsidiaries	1,871	1,105	1,091
Equity in net income (loss) less dividends from subsidiaries	754	238	626
NET INCOME (LOSS)	2,625	1,343	1,717
Less: Net income attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$2,625	$1,343	$1,717

.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
Dollars in millions	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$2,625	$1,343	$1,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(22)	2	(43)
Stock-based compensation expense	9	11	8
Equity in net (income) loss less dividends from subsidiaries	(754)	(238)	(626)
Net (increase) decrease in other assets	13	(66)	39
Net increase (decrease) in other liabilities	48	12	11
Other operating activities, net	(414)	131	244
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,505	1,195	1,350
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(15)	(7)	(6)
Proceeds from sales, prepayments and maturities of securities available for sale	—	—	—
Net (increase) decrease in loans to subsidiaries	—	—	15
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15)	(7)	9
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	800	750
Payments on long-term debt	(997)	(1,003)	(300)
Repurchase of Treasury Shares	(1,176)	(170)	(868)
Net cash from the issuance (redemption) of Common Shares and preferred stock	—	—	435
Cash dividends paid	(823)	(829)	(804)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,996)	(1,202)	(787)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(1,506)	(14)	572
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	3,799	3,813	3,241
CASH AND DUE FROM BANKS AT END OF YEAR	$2,293	$3,799	$3,813

KeyCorp paid interest on borrowed funds totaling $130 million in 2021, $204 million in 2020, and $151 million in 2019.
27. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the twelve months ended December 31, 2021, and December 31, 2020:

Year ended December 31,	2021			2020
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$417	$67	$484	$374	$67	$441
Investment banking and debt placement fees	—	586	586	—	305	305
Services charges on deposit accounts	201	136	337	189	122	311
Cards and payments income	181	226	407	160	201	361
Other noninterest income	7	2	9	10	—	10
Total revenue from contracts with customers	$806	$1,017	$1,823	$733	$695	$1,428

Other noninterest income (a)			$1,234			$1,095
Noninterest income from other segments (b)			137			129
Total noninterest income			$3,194			$2,652

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

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2021, and December 31, 2020.

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
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, is set forth in Item 1. Business of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 12, 2022 (the “2022 Proxy Statement”), and these sections are incorporated herein by reference:

•“Proposal One: Election of Directors”
•“Corporate Governance Documents — Code of Business Conduct and Ethics”
•“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”

•“Additional Information — Other Proposals and Director Nominations for the 2023 Annual Meeting of Shareholders”

KeyCorp expects to file the 2022 Proxy Statement with the SEC on or about March 25, 2022.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2022 Proxy Statement and these sections are incorporated herein by reference:

•“Compensation Discussion and Analysis”
•“Compensation of Executive Officers and Directors”
•“Compensation and Organization Committee Report”
•“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2022 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2022 Proxy Statement and these sections are incorporated herein by reference:

•“The Board of Directors and Its Committees — Director Independence”
•“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2022 Proxy Statement, and is incorporated herein by reference.
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

(a) (3) Exhibits*

3.1	Third Amended and Restated Articles of Incorporation of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 8-K on May 24, 2019.*
3.2	Third Amended and Restated Regulations of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2019.*
3.3	First Amendment to the Third Amended and Restated Regulations, effective May 13, 2021, filed as Exhibit 3.1 to Form 8-K on May 14, 2021.*
4.1	Description of KeyCorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
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

4.13	Form of Depositary Receipt related to Series G Preferred Stock (included as part of Exhibit 4.12), filed as Exhibit 4.4 to Form 8-K on April 29, 2019.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Cash-settling Performance Shares Award Agreement (2019-2021), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2018.*
10.3	Form of Stock-settling Performance Shares Award Agreement (2019-2021), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2020.*
10.4	Form of Cash-settling Performance Shares Award Agreement (2020-2022), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2020.*
10.5	Form of Stock-settling Performance Shares Award Agreement (2020-2022), filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2020.*
10.6	Form of Cash-settling Performance Shares Award Agreement (2021-2023), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2020.*
10.7	Form of Stock-settling Performance Shares Award Agreement (2021-2023), filed as Exhibit 10.9 in Form 10-K for the year ended December 31, 2020.*.
10.8	Form of Cash-settling Performance Shares Award Agreement (2022-2024).
10.9	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.10	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*

10.11	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2020.*.
10.12	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2016.*
10.13	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2018.*.
10.14
Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.4 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*

10.15
Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2020.*

10.16	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2020.*
10.17	Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp 2019 Equity Compensation Plan.
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

10.20	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.21	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.22	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.23	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.24	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.25	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.26	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.27	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.28	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.29	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2019.*
10.30	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective September 16, 2020), filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2020.*
10.31	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.32	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.33	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.34	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.35	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*
10.36	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*

10.37
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.38	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.39	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.40	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.41	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.42	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.43	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
21	Subsidiaries of the Registrant.
22	Subsidiary Issuers of Guaranteed Securities.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (contained in Exhibit 101).

*Incorporated by reference. Copies of these Exhibits have been file

d with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.43 constitute management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 22, 2022

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Christopher M. Gorman	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Douglas M. Schosser	Chief Accounting Officer (Principal Accounting Officer)

*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*Robin N. Hayes	Director
*Carlton L. Highsmith	Director
*Richard J. Hipple	Director
*Devina A. Rankin	Director
*Barbara R. Snyder	Director
*Richard J. Tobin	Director
*Todd J. Vasos	Director
*David K. Wilson	Director

/s/ James L. Waters
* By James L. Waters, attorney-in-fact
February 22, 2022