Form 10-Q
period 2022-03-31
KEYCORP /NEW/
filed 2022-05-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	932,470,869 shares
Title of class	Outstanding at May 2, 2022

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2022, and March 31, 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2021 Form 10-K” refer to our Form 10-K for the year ended December 31, 2021, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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
ERM: Enterprise risk management.
ESG: Environmental, social, and governance.
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2021 Form 10-K and any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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

We continue to expect to deliver positive operating leverage for the 2022 fiscal year. While total revenues for the first quarter were down compared to the same prior year period, noninterest expense remained stable.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

We believe our strong risk management practices and disciplined underwriting continue to strengthen our credit quality. Net charge-offs to average loans remain at low levels as do our nonperfoming and criticized loans.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

We remain committed to our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares. During the first quarter of 2022, the Board declared a dividend of $.195 per Common Share.

Strategic developments

Our actions and results during the first quarter of 2022 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 47 of our 2021 Form 10-K.

•We continued the momentum of strong loan growth across both our consumer and commercial businesses. Our consumer mortgage and Laurel Road businesses continued to drive consumer loan originations in the first quarter.
•Net interest income for the quarter reflects our strong loan growth and liquidity deployment, which positions us well for a rising rate environment.
•Expanding targeted client relationships continues to remain a focus as we continue to grow and deepen healthcare relationships across the franchise with planned rollout of new offerings for nurses through our Laurel Road platform in the second quarter of 2022.
•During the first quarter, we effectively managed risk as credit quality remained strong with lower nonperforming loans and criticized loans as well.
•Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the first quarter, the Board of Directors approved a common share dividend of $.195 per Common Share.

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

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2021 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors.

Regulatory capital requirements

The final rule to implement the Basel III international capital framework (“Basel III”) was effective January 1, 2015, with a multi-year transition period (“Regulatory Capital Rules”). As of April 1, 2020, the Regulatory Capital Rules were fully phased-in for Key. The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At March 31, 2022, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp March 31, 2022 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.4%
Tier 1 Capital	6.0	2.5	8.5	10.7
Total Capital	8.0	2.5	10.5	12.4
Leverage (a)	4.0	N/A	4.0	8.6
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

Revised prompt corrective action framework

The federal prompt corrective action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the United States, the Regulatory Capital Rules also revised the PCA capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank, with an effective date of January 1, 2015. The revised PCA framework table in Figure 2 identifies the capital category thresholds for a “well capitalized” and an “adequately capitalized” institution under the PCA Framework.

Figure 2. "Well Capitalized" and "Adequately Capitalized" Capital Category Ratios under Revised PCA Framework

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

As of March 31, 2022, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for an overview of capital planning and stress testing requirements.

Liquidity requirements

See Item. 1 Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

Resolution plans

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - FDIA, Resolution Authority and Financial Stability” for a discussion of other recent developments concerning resolution plans.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Volcker Rule.”

Community Reinvestment Act

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Community Reinvestment Act” for a discussion of other recent developments concerning the CRA.

Supervision and governance

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Supervision and governance” for a discussion of other recent supervision and governance-related developments, including a discussion of the LFI Rating System.

Regulatory developments concerning COVID-19

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Regulatory developments concerning COVID-19” for a discussion of other recent regulatory developments relating to the COVID-19 pandemic.

Federal LIBOR transition legislation

On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act, 2022, which contains the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act addresses certain issues relating to the transition from the use of LIBOR as a benchmark reference rate in contracts to the use of alternate reference rates. Among other things, the LIBOR Act (i) provides tor the replacement, by operation of law, of LIBOR with a SOFR-based reference rate selected by the Federal Reserve for contracts which do not have effective fallback language; (ii) authorizes persons who have discretionary authority for selecting a LIBOR replacement to opt into a statutory safe harbor from liability by selecting the benchmark identified by the Federal Reserve; (iii) states that parties to a contract may opt out of the LIBOR Act; and (iv) provides that no federal supervisory agency may take supervisory action against a bank solely because the bank uses a benchmark rate other than SOFR. The LIBOR Act directs the Federal Reserve to promulgate regulations to implement this legislation by 180 days after the date of enactment.

Developments relating to climate change

On December 16, 2021, the OCC issued draft principles designed to provide a high-level framework for the safe and sound management of exposures to climate-related financial risks by national banks with more than $100 billion in total consolidated assets. The draft principles support efforts by banks to identify, measure, monitor, and mitigate the risks associated with climate change and encourage banks to incorporate consideration of climate-related financial risks into, among other things, strategic planning, credit underwriting, internal reporting, policies, procedures, and limits. The OCC requested public feedback on its draft principles by February 14, 2022, and said that it planned to elaborate on these principles in subsequent guidance that would distinguish roles and responsibilities of boards of directors and management, incorporate the feedback it receives, and consider lessons learned and best practices from the industry and other jurisdictions. Final principles or other guidance from the OCC regarding climate-related risk management would apply to KeyBank.

On March 21, 2022, the SEC issued for public comment a proposal to amend its rules under the Securities Act of 1933 and the Securities Exchange Act of 1934 to require public companies (including KeyCorp) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the proposal would require public companies to disclose information about (i) climate-related risks that are reasonably likely to have a material impact on the company’s business or financial statements over the short-, medium- or long-term; (ii) the actual and potential impacts of such risks on the company’s strategy, business model, and outlook; (iii) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing such risks; (iv) the impact of climate-related events and transitional activities on line items in the company’s consolidated financial statements as well as the financial estimates and assumptions used in the financial statements; and (v) the company’s direct greenhouse gas emissions, indirect emissions from purchased energy, and, if material, indirect emissions from the company’s value chain (which may include financed emissions in a bank’s loan portfolio). The financial services industry has not yet adopted a standardized methodology for banks to use to quantitatively measure indirect emissions from a bank’s value chain, such as financed emissions. Accordingly, this proposal would require many banks to quantify and disclose financed emissions on a comprehensive scale for the first time. Comments on the SEC’s proposal are due by May 20, 2022.

Computer-Security Incident Notification Requirements

On November 23, 2021, the federal banking agencies published a final rule that establishes computer-security incident notification requirements for banking organizations (including banks and BHCs) and bank service providers. The final rule requires a banking organization to notify its primary federal regulator as soon as possible and no later than 36 hours after the banking organization determines that a computer-security incident that rises to the level of a notification incident has occurred. A notification incident includes, among other things, a computer-security incident that materially disrupts or degrades, or is reasonable likely, to materially disrupt or degrade, a banking organization’s operations or activities or its ability to deliver products or services to a material portion of its customer base. The final rule also requires a bank service provider to notify a banking organization of certain material disruptions in services provided to the banking organization. The final rule became effective on April 1, 2022, and has a compliance date of May 1, 2022. The final rule applies to KeyBank and KeyCorp.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2021, to the three months ended March 31, 2022 (dollars in millions):
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

Figure 3 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing annualized TE net interest income by average earning assets.
Net interest income (TE) was $1.0 billion for the first quarter of 2022 and the net interest margin was 2.46%. Compared to the first quarter of 2021, net interest income increased $8 million, while net interest margin decreased by 15 basis points. Net interest income and net interest margin benefited from higher earning asset balances and a favorable balance sheet mix. Net interest income and net interest margin were negatively impacted by lower reinvestment yields, the exit of the indirect auto loan portfolio, and lower loan fees from the PPP.
Average loans were $103.8 billion for the first quarter of 2022, an increase of $3.0 billion compared to the first quarter of 2021. Consumer loans increased $2.3 billion, reflecting strength from Key's consumer mortgage business and Laurel Road, partly offset by the sale of the indirect auto loan portfolio. Commercial loans increased $701 million, reflecting strength in commercial mortgage real estate loans and core commercial and industrial loans, partially offset by a decline in PPP balances.

Average deposits totaled $150.2 billion for the first quarter of 2022, an increase of $12.4 billion compared to the year-ago quarter. The increase reflects growth from consumer and commercial relationships, including higher commercial escrow deposits, partially offset by a decline in time deposits.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(h)

	Three months ended March 31, 2022			Three months ended March 31, 2021			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$51,574	$410	3.22%	$52,581	$453	3.48%	$(9)	$(34)	$(43)
Real estate — commercial mortgage	14,587	121	3.37	12,658	114	3.67	16	(9)	7
Real estate — construction	2,027	17	3.37	2,048	19	3.75	—	(2)	(2)
Commercial lease financing	3,942	24	2.41	4,142	31	2.99	(1)	(6)	(7)
Total commercial loans	72,130	572	3.21	71,429	617	3.50	6	(51)	(45)
Real estate — residential mortgage	16,309	112	2.75	9,699	76	3.12	46	(10)	36
Home equity loans	8,345	74	3.61	9,282	85	3.73	(8)	(3)	(11)
Consumer direct loans	5,954	61	4.16	4,817	56	4.72	12	(7)	5
Credit cards	932	24	10.36	933	24	10.45	—	—	—
Consumer indirect loans	92	—	—	4,568	37	3.30	(18)	(19)	(37)
Total consumer loans	31,632	271	3.45	29,299	278	3.84	32	(39)	(7)
Total loans	103,762	843	3.28	100,728	895	3.60	38	(90)	(52)
Loans held for sale	1,485	12	3.32	1,531	11	2.89	—	1	1
Securities available for sale (b), (e)	44,923	173	1.50	30,039	130	1.76	59	(16)	43
Held-to-maturity securities (b)	7,188	46	2.54	7,188	46	2.53	—	—	—
Trading account assets	842	6	2.74	848	5	2.15	—	1	1
Short-term investments	7,323	4.25		16,510	5.13		(4)	3	(1)
Other investments (e)	651	2	1.26	614	2	1.40	—	—	—
Total earning assets	166,174	1,086	2.62	157,458	1,094	2.81	93	(101)	(8)
Allowance for loan and lease losses	(1,056)			(1,623)
Accrued income and other assets	17,471			16,398
Discontinued assets	539			686
Total assets	$183,128			$172,919

LIABILITIES
NOW and money market deposit accounts	$88,515	11.05		$81,439	10.05		1	—	1
Savings deposits	7,599	—	.01	6,203	1.03		—	(1)	(1)
Certificates of deposit ($100,000 or more)	1,639	2.44		2,571	6.96		(2)	(2)	(4)
Other time deposits	2,098	1.15		2,902	4.57		(1)	(2)	(3)
Total interest-bearing deposits	99,851	14.06		93,115	21.09		(2)	(5)	(7)
Federal funds purchased and securities sold under repurchase agreements	287	—	.13	243	—	.04	—	—	—
Bank notes and other short-term borrowings	705	3	1.94	878	1.64		—	2	2
Long-term debt (f), (g)	10,830	49	1.79	12,831	60	1.93	(9)	(2)	(11)
Total interest-bearing liabilities	111,673	66.24		107,067	82.31		(11)	(5)	(16)
Noninterest-bearing deposits	50,312			44,625
Accrued expense and other liabilities	3,824			2,772
Discontinued liabilities (g)	539			686
Total liabilities	166,348			155,150
EQUITY
Key shareholders’ equity	16,780			17,769
Noncontrolling interests	—			—
Total equity	16,780			17,769
Total liabilities and equity	$183,128			$172,919

Interest rate spread (TE)			2.38%			2.50%
Net interest income (TE) and net interest margin (TE)		1,020	2.46%		1,012	2.61%	$104	$(96)	8
TE adjustment (b)		6			7
Net interest income, GAAP basis		$1,014			$1,005

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2022, and March 31, 2021.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $141 million and $126 million of assets from commercial credit cards for the three months ended March 31, 2022, and March 31, 2021, respectively.
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

Provision for credit losses
Key’s provision for credit losses was $83 million for the three months ended March 31, 2022, compared to a net benefit of $93 million for the three months ended March 31, 2021. The increase reflects the uncertain economic outlook arising from the Ukraine conflict, risks associated with higher inflation, and loan growth.

Noninterest income

As shown in Figure 4, noninterest income was $676 million, and represented 40% of total revenue for the first quarter of 2022, compared to $738 million, representing 42% of total revenue, for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income
(a)Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended March 31, 2022, trust and investment services income was up $3 million, or 2.3%, compared to the same period one year ago. This was primarily due to an increase in trust and asset management fees partially related to higher levels of assets under management from market impact offset by decreased transactional based revenues.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2022, our bank, trust, and registered investment advisory subsidiaries had assets under management of $53.7 billion, compared to $48.3 billion at March 31, 2021. Assets under management were up compared to March 31, 2021, as shown in Figure 5, due to market impact on portfolios.

Figure 5. Assets Under Administration

Dollars in millions	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Discretionary assets under management by investment type:
Equity	$32,270	$33,767	$31,361	$30,952	$29,071
Securities lending	—	—	13	135	155
Fixed income	13,414	13,851	13,673	13,384	11,865
Money market	4,481	4,541	4,425	3,266	4,127
Total Discretionary assets under management	50,165	52,159	49,472	47,737	45,218
Non-discretionary assets under administration	3,542	3,647	3,395	3,276	3,070
Total	$53,707	$55,806	$52,867	$51,013	$48,288

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. The primary activity in the quarter stemmed from syndication fee income and merger and acquisition fee income.

Service charges on deposit accounts

Service charges on deposit accounts increased $18 million, or 24.7%, for the three months ended March 31, 2022, compared to the same period one year ago. The increase was driven by higher gross overdraft fees and lower waiver rates.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, decreased $25 million, or 23.8%, for the three months ended March 31, 2022, compared to the same period one year ago as a result of lower levels of prepaid card activity.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income,
corporate-owned life insurance inc    ome, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended March 31, 2022, decreased $59 million, or 22.3%, from the year-ago quarter. The activity resulted from decreases in consumer mortgage income reflecting lower gain on sale margins and decreases in other income from market valuation adjustments on certain equity investment holdings and reversals of derivative reserve activity versus the prior year period. These decreases were partially offset by increases in corporate services income from higher derivatives trading income.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the first quarter of 2022, compared to $1.1 billion for the first quarter of 2021.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense
(a)Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $6 million, or 1.0%, for the three months ended March 31, 2022, compared to the same period one year ago. This increase was driven by higher salaries from merit increases and technology contract labor, partially offset by lower incentive compensation and employee benefits expense.

Other nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended March 31, 2022, decreased $7 million, or 1.6%, from the year-ago quarter, primarily due to a broad based decline across several categories.

Income taxes

We recorded tax expense of $90 million for the first quarter of 2022 and $147 million for the first quarter of 2021.

Our federal tax expense and effective tax rate differs from the amount that would be calculated using the federal statutory tax rate; primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with energy related projects and low-income housing investments, and periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 156 of our 2021 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 20 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 55 of our 2021 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•Net income attributable to Key of $70 million for the first quarter of 2022, compared to $217 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $64 million, or 10.5%, compared to the first quarter of 2021, related to the sale of the indirect auto portfolio, partially offset by strong consumer mortgage and Laurel Road balance sheet growth
•Average loans and leases decreased $612 million, or 1.6%, from the first quarter of 2021, driven by the sale of the indirect auto loan portfolio, partially offset by growth in consumer mortgage and Laurel Road
•Average deposits increased $6.4 billion, or 7.6%, from the first quarter of 2021, driven by relationship growth and higher retail deposits

•Provision for credit losses increased $66 million compared to the first quarter of 2021, driven by loan growth and uncertainty in the economic environment
•Noninterest income decreased $1 million, or 0.4%, from the first quarter of 2021, driven by a decrease in consumer mortgage income, reflecting lower gain on sale margins. The decrease was partially offset by an increase in service charges on deposit accounts and trust and investment services income
•Noninterest expense increased $62 million, or 10.3%, from the first quarter of 2021, driven by an increased level of digital investments and an increase in employee compensation and benefits related expenses
Commercial Bank

Summary of operations

•Net income attributable to Key of $283 million for the first quarter of 2022, compared to $383 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $4 million, compared to the first quarter of 2021, reflecting core loan growth in commercial and industrial and commercial mortgage real estate loans, partially offset by lower loan fees from the PPP
•Average loan and lease balances increased $3.5 billion, compared to the first quarter of 2021, reflecting growth in core commercial and industrial and commercial mortgage real estate loans, partially offset by a decline in PPP balances
•Average deposit balances increased $5.4 billion, or 10.4%, compared to the first quarter of 2021, driven by growth in targeted relationships and higher commercial escrow deposits

•Provision for credit losses increased $108 million compared to the first quarter of 2021, driven by uncertainty in the economic environment
•Noninterest income decreased $52 million, from the first quarter of 2021, largely driven by lower cards and payments income from lower prepaid card activity and other income reflecting market related adjustments
•Noninterest expense decreased by $26 million, or 5.9%, from the first quarter of 2021, driven by lower operating lease expense and lower incentive compensation

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at March 31, 2022
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At March 31, 2022, total loans outstanding from continuing operations were $106.6 billion, compared to $101.9 billion at December 31, 2021. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 108 of our 2021 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $73.9 billion at March 31, 2022, an increase of $3.1 billion, or 4.4%, compared to December 31, 2021, driven by core portfolio growth in commercial and industrial loans and commercial real estate loans, including an increase in utilization rates.

Figure 8 provides our commercial loan portfolios by industry classification at March 31, 2022, and December 31, 2021.

Figure 8. Commercial Loans by Industry

March 31, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$817	$148	$86	$1,051	1.4%
Automotive	1,436	643	16	2,095	2.8
Business products	2,133	151	42	2,326	3.1
Business services	3,198	242	172	3,612	4.9
Chemicals	765	24	21	810	1.1
Commercial real estate	6,749	12,409	8	19,166	25.9
Construction materials and contractors	2,225	337	266	2,828	3.8
Consumer goods	4,103	522	261	4,886	6.6
Consumer services	4,908	903	404	6,215	8.5
Equipment	1,704	97	130	1,931	2.6
Finance	7,149	99	375	7,623	10.3
Healthcare	2,960	1,295	242	4,497	6.1
Metals and mining	1,357	77	53	1,487	2.0
Oil and gas	1,886	23	31	1,940	2.7
Public exposure	2,848	15	683	3,546	4.8
Technology	746	14	139	899	1.2
Transportation	1,313	134	522	1,969	2.7
Utilities	5,977	5	446	6,428	8.7
Other	541	51	19	611	.8
Total	$52,815	$17,189	$3,916	$73,920	100.0%

December 31, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$872	$161	$84	$1,117	1.6%
Automotive	1,253	609	18	1,880	2.7
Business products	1,732	131	39	1,902	2.7
Business services	3,202	235	177	3,614	5.1
Chemicals	786	25	22	833	1.2
Commercial real estate	6,494	11,456	9	17,959	25.3
Construction materials and contractors	2,248	338	264	2,850	4.0
Consumer goods	3,760	555	276	4,591	6.5
Consumer services	4,998	889	424	6,311	8.9
Equipment	1,650	97	138	1,885	2.7
Finance	6,676	98	380	7,154	10.1
Healthcare	3,138	1,302	245	4,685	6.6
Metals and mining	1,219	71	55	1,345	1.9
Oil and gas	1,758	26	35	1,819	2.6
Public exposure	2,768	15	720	3,503	4.9
Technology	649	9	149	807	1.1
Transportation	1,288	134	551	1,973	2.8
Utilities	5,491	—	467	5,958	8.4
Other	543	89	18	650	.9
Total	$50,525	$16,240	$4,071	$70,836	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at March 31, 2022, and 51% at December 31, 2021. This portfolio is approximately 83% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $52.8 billion at March 31, 2022, an increase of $2.3 billion, or 4.5%, compared to December 31, 2021. The increase was broad-based and spread across most industry categories with an increase in utilization.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at March 31, 2022. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 12% of commercial real estate loans at period end.

At March 31, 2022, commercial real estate loans totaled $17.2 billion, which includes $15.1 billion of mortgage loans and $2.1 billion of construction loans. Compared to December 31, 2021, this portfolio increased $949 million, or 5.8%, driven by growth in multi-family lending. We continue to focus primarily on owners and operators of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$37	$191	$241	1.4%	$—	$241
Industrial	63	25	51	46	258	245	148	836	4.9	103	733
Land & Residential	16	3	4	2	9	29	—	63.4		41	22
Lodging	74	—	10	4	35	90	34	247	1.4	32	215
Medical Office	50	—	44	7	6	95	—	202	1.2	32	170
Multifamily	949	474	1,301	1,004	1,811	1,591	369	7,499	43.6	1,396	6,103
Office	217	—	173	121	134	349	69	1,063	6.2	—	1,063
Retail	271	36	132	214	75	400	224	1,352	7.8	90	1,262
Self Storage	63	5	48	18	52	49	74	309	1.8	5	304
Senior Housing	127	54	109	83	135	197	200	905	5.3	118	787
Skilled Nursing	—	—	18	2	—	270	163	453	2.6	—	453
Student Housing	10	25	37	65	173	14	—	324	1.9	89	235
Other	14	1	6	91	33	94	101	340	2.0	2	338
Total nonowner-occupied	1,863	623	1,933	1,661	2,721	3,460	1,573	13,834	80.5	1,908	11,926
Owner-occupied	1,066	1	298	575	117	1,298	—	3,355	19.5	157	3,198
Total	$2,929	$624	$2,231	$2,236	$2,838	$4,758	$1,573	$17,189	100.0%	$2,065	$15,124

Nonperforming loans	$—	—	—	$2	$—	$15	$23	$40	N/M	$—	$40
Accruing loans past due 90 days or more	1	—	—	—	—	2	—	3	N/M	—	3
Accruing loans past due 30 through 89 days	3	—	2	—	—	5	—	10	N/M	1	9

December 31, 2021
Nonowner-occupied:
Diversified	$18	$—	$—	$1	$—	$40	$183	$242	1.5%	$—	$242
Industrial	47	25	44	44	218	224	114	716	4.4	90	626
Land & Residential	13	3	4	2	5	29	—	56.3		33	23
Lodging	75	—	21	4	30	101	28	259	1.6	27	232
Medical Office	46	—	44	5	6	95	—	196	1.2	24	172
Multifamily	855	490	1,166	941	1,651	1,392	239	6,734	41.5	1,249	5,485
Office	213	—	199	122	133	372	46	1,085	6.7	17	1,068
Retail	247	36	131	226	95	409	192	1,336	8.2	87	1,249
Self Storage	44	5	44	13	39	50	74	269	1.7	5	264
Senior Housing	115	32	109	57	107	198	222	840	5.2	114	726
Skilled Nursing	—	39	19	2	13	271	164	508	3.1	—	508
Student Housing	10	—	36	65	124	14	—	249	1.5	86	163
Other	20	—	6	77	33	120	89	345	2.1	2	343
Total nonowner-occupied	1,703	630	1,823	1,559	2,454	3,315	1,351	12,835	79.0	1,734	11,101
Owner-occupied	1,065	—	293	592	124	1,331	—	3,405	21.0	262	3,143
Total	$2,768	$630	$2,116	$2,151	$2,578	$4,646	$1,351	$16,240	100.0%	$1,996	$14,244

Nonperforming loans	$—	—	—	$2	$—	$17	$25	$44	N/M	$—	$44
Accruing loans past due 90 days or more	1	—	1	—	—	6	—	8	N/M	1	7
Accruing loans past due 30 through 89 days	—	—	5	1	24	5	—	35	N/M	16	19

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of March 31, 2022, totaled $32.7 billion, an increase of $1.7 billion, or 5.4%, from December 31, 2021. Consumer loans continue to reflect strength from the consumer mortgage business and Laurel Road.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of March 31, 2022, representing 53% of consumer loans outstanding. This is followed by our home equity portfolio representing 25% of consumer loans outstanding at March 31, 2022.

We held the first lien position for approximately 70% of the home equity portfolio at March 31, 2022, and 71% at December 31, 2021. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2021 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
March 31, 2022
Ohio	$2,721	$1,265	$437	$193	$7	$4,623
Washington	2,936	1,068	248	79	2	4,333
New York	687	2,400	687	329	2	4,105
Colorado	2,655	272	168	29	—	3,124
California	1,959	15	496	3	9	2,482
Oregon	1,050	648	115	39	1	1,853
Pennsylvania	365	617	364	53	4	1,403
Connecticut	831	306	108	25	2	1,272
Florida	711	45	415	13	9	1,193
Texas	219	4	371	4	3	601
Other	3,047	1,618	2,840	163	23	7,691
Total	$17,181	$8,258	$6,249	$930	$62	$32,680

December 31, 2021
Ohio	$2,631	$1,284	$485	$206	$8	$4,614
New York	679	2,467	638	345	4	4,133
Washington	2,264	1,076	234	81	2	3,657
Colorado	2,602	284	156	30	—	3,072
California	1,781	14	430	3	10	2,238
Oregon	1,009	670	110	40	1	1,830
Pennsylvania	351	634	327	55	4	1,371
Connecticut	837	319	96	26	2	1,280
Florida	591	46	378	13	10	1,038
Texas	184	5	343	4	4	540
Other	2,827	1,668	2,556	169	25	7,245
Total	$15,756	$8,467	$5,753	$972	$70	$31,018

Figure 11 summarizes our loan sales for the first three months of 2022 and all of 2021.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Consumer indirect	Total
2022
First quarter	$1,469	$1,909	$39	$901	$—	$—	$4,318
Total	$1,469	$1,909	$39	$901	$—	$—	$4,318
2021
Fourth quarter	$296	$3,460	$93	$987	$—	$—	$4,836
Third quarter	215	1,996	68	901	—	3,305	6,485
Second quarter	1,085	1,907	75	1,192	—	—	4,259
First quarter	124	1,930	156	1,129	—	—	3,339
Total	$1,720	$9,293	$392	$4,209	$—	3,305	$18,919

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Commercial real estate loans	$469,371	$444,131	$422,091	$400,215	$386,908
Residential mortgage	10,756	10,312	9,844	9,466	8,838
Education loans	389	415	442	465	489
Commercial lease financing	1,195	1,236	1,318	1,284	1,371
Commercial loans	740	750	743	716	695
Consumer direct	621	699	798	943	1,109
Consumer indirect	2,354	2,714	3,109	—	—
Total	$485,426	$460,257	$438,345	$413,089	$399,410

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.6 billion of the $485.4 billion of loans administered or serviced at March 31, 2022. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $50.6 billion at March 31, 2022, compared to $52.9 billion at December 31, 2021. Available-for-sale securities were $43.7 billion at March 31, 2022, compared to $45.4 billion at December 31, 2021. Held-to-maturity securities were $6.9 billion at March 31, 2022, and $7.5 billion at December 31, 2021.

As shown in Figure 13, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, refer to our 2021 Form 10-K within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Securities” and Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.” Additionally refer to Note 6 (“Securities”) within this report.

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	March 31, 2022	December 31, 2021
FHLMC	$9,801	$10,585
FNMA	16,810	17,876
GNMA	12,115	12,469
Total (a)	$38,726	$40,930

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

Figure 14 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2022
Remaining maturity:
One year or less	$—	$93	$4	$180	$—	$277	3.19%
After one through five years	9,394	3,322	2,411	1,866	—	16,993	1.23
After five through ten years	124	15,439	2,004	4,880	1	22,448	1.59
After ten years	120	1,785	325	1,733	—	3,963	1.61
Fair value	$9,638	$20,639	$4,744	$8,659	$1	$43,681	—
Amortized cost	$10,054	$22,255	$5,075	$9,172	$1	$46,557	1.47%
Weighted-average yield (b)	.58%	1.63%	1.59%	1.99%	.01%	1.47%	—
Weighted-average maturity	2.6 years	7.0 years	5.2 years	7.7 years	.1 years	6.0 years	—
December 31, 2021
Fair value	$9,472	$21,119	$5,122	$9,651	$—	$45,364	—
Amortized cost	9,573	21,430	5,137	9,753	—	45,893	1.43%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

The majority of our held-to-maturity portfolio consists of Federal agency CMOs and mortgage-backed securities. This portfolio is also comprised of asset-backed securities that were acquired as the result of balance sheet optimization strategies, including the indirect auto portfolio transaction in the third quarter of 2021. The remaining balance is comprised of foreign bonds. Figure 15 shows the composition, yields, and remaining maturities of these securities.

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2022
Remaining maturity:
One year or less	$28	$—	$7	$2	$2	$39	2.60%
After one through five years	1,230	130	1,318	2,170	13	4,861	2.27
After five through ten years	725	22	1,224	—	—	1,971	2.62
After ten years	—	—	—	—	—	—	—
Amortized cost	$1,983	$152	$2,549	$2,172	$15	$6,871	2.37%
Fair value	$1,916	$150	$2,524	$2,082	$15	$6,687	—
Weighted-average yield (b)	2.11%	2.50%	2.80%	2.10%	2.40%	2.37%	—
Weighted-average maturity	4.2 years	4.3 years	4.7 years	2.3 years	2.9 years	3.7 years	—
December 31, 2021
Amortized cost	$2,196	$164	$2,678	$2,485	$16	$7,539	2.37%
Fair value	2,229	170	2,796	2,454	16	7,665	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at March 31, 2022

Noninterest-
bearing deposits
34%
Other time deposits
1%
Certificates of
deposit ($100,000
or more) 1%
Savings deposits
5%
NOW and money
market deposit
accounts
58%

Large corporate
27%
Retail
42%
Public sector
7%
Middle market
11%
Business banking: 14%

Deposits are our primary source of funding. At March 31, 2022, our deposits totaled $148.7 billion, a decrease of $3.9 billion compared to December 31, 2021. The decrease stems from commercial deposit outflows and lower escrow balances, which were elevated during the fourth quarter of 2021. These declines were partly offset by seasonal retail deposit inflows.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $13.6 billion at March 31, 2022, compared to $12.8 billion at December 31, 2021. The increase reflects balance sheet volatility near the end of the first quarter of 2022 which resulted in an increase in short-term funding.

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

COMMON SHAREHOLDER PAYOUT (IN MILLIONS)
$180
$166
$179
$300
$176
$710
$182
$—
$182
$44
1Q21
2Q21
3Q21
4Q21
1Q22
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our 2021 capital plan, we paid a quarterly dividend of $.195 per Common Share for the first quarter of 2022. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 16 in the “Supervision and Regulation” section of our 2021 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 30,404 holders of record at March 31, 2022. Our book value per Common Share was $14.43 based on 932.4 million shares outstanding at March 31, 2022, compared to $16.75 per Common Share based on 928.9 million shares outstanding at December 31, 2021. At March 31, 2022, our tangible book value per Common Share was $11.41, compared to $13.72 per Common Share at December 31, 2021.

Figure 17 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 17. Changes in Common Shares Outstanding

	2022	2021
In thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	928,850	930,544	960,276	972,587	975,773
Open market repurchases, repurchases under an ASR program, and return of shares under employee compensation plans	(1,707)	(2,482)	(29,923)	(13,304)	(9,277)
Shares issued under employee compensation plans (net of cancellations)	5,255	788	191	993	6,091
Shares outstanding at end of period	932,398	928,850	930,544	960,276	972,587

As shown above, Common Shares outstanding increased by 3.5 million shares during the first quarter of 2022.

At March 31, 2022, we had 324.3 million treasury shares, compared to 327.9 million treasury shares at December 31, 2021. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2022. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 8.5% at March 31, 2022, compared to 9.4% at December 31, 2021. Our tangible common equity to tangible assets ratio was 6.0% at March 31, 2022, compared to 6.9% at December 31, 2021. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at March 31, 2022, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 18 represents the details of our regulatory capital positions at March 31, 2022, and December 31, 2021, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2021 Form 10-K.

Figure 18. Capital Components and Risk-Weighted Assets

	Dollars in millions	March 31, 2022	December 31, 2021
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,308	$17,423
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	178	237
	Common Equity Tier 1 capital before adjustments and deductions	13,630	15,804
Less:	Goodwill, net of deferred taxes	2,568	2,571
	Intangible assets, net of deferred taxes	112	125
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,096)	(300)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(563)	(14)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(270)	(272)
	Total Common Equity Tier 1 capital	$13,878	$13,693
TIER 1 CAPITAL
Common Equity Tier 1		$13,878	$13,693
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	15,734	15,549
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,539	1,540
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,067	941
Less:	Deductions	—	—
	Total Tier 2 capital	2,606	2,481
	Total risk-based capital	$18,340	$18,030
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$112,685	$109,041
Risk-weighted off-balance sheet exposure		33,996	33,853
Market risk-equivalent assets		953	1,500
Gross risk-weighted assets		147,634	144,394
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$147,634	$144,394
AVERAGE QUARTERLY TOTAL ASSETS		$182,094	$183,604
CAPITAL RATIOS
Tier 1 risk-based capital		10.66%	10.77%
Total risk-based capital		12.42%	12.49%
Leverage (d)		8.64%	8.47%
Common Equity Tier 1		9.40%	9.48%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $27 million and $28 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2022, and December 31, 2021, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. There have been no significant changes in our Risk Management practices as described under the heading “Risk Management” beginning on page 73 of our 2021 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 111 of our 2021 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At March 31, 2022, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance, see ”Market Risk Management” beginning on page 75 of our 2021 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. Historical scenarios are customized for specific positions, and numerous risk factors are incorporated in the calculation. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancellable provisions. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions, see ”Market Risk Management” on page 75 of our 2021 Form 10-K.

Actual losses for the total covered portfolios did not exceed aggregate daily VaR on any day during the quarter ended March 31, 2022. Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended March 31, 2021. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.1 million at March 31, 2022, and $2.5 million at March 31, 2021. Figure 19 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2022, and March 31, 2021.

Figure 19. VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.7	$.4	$1.0	$.8	$6.4	$2.0	$4.0	$2.1
Derivatives:
Interest rate	$.4	$.1	$.2	$.1	$.6	$.2	$.4	$.2

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.7 million at March 31, 2022, and $6.2 million at March 31, 2021. The decrease in stressed VaR is due to several factors including a change in our VaR modeling and the change in the size and composition of the Fixed Income inventory.. Figure 20 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2022, and March 31, 2021.

Figure 20. Stressed VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$4.5	$1.3	$3.0	$2.1	$6.6	$2.0	$4.5	$5.5
Derivatives:
Interest rate	$.8	$.2	$.4	$.3	$.6	$.2	$.4	$.4

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $9.7 million at March 31, 2022, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2021 Form 10-K, LIBOR in its current form will generally not be available after 2021 for new contracts and the LIBOR Administrator will cease publishing all U.S. LIBOR tenors entirely after June 30, 2023. For most products, the most likely replacement benchmark is expected to be SOFR, which has been recommended by the ARRC, although uncertainty remains as to whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. The Federal Reserve and the OCC have encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our LIBOR-based business currently being written;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the current market approach to LIBOR relative to transition to alternative reference rates post December 31, 2021;
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

We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We have assessed the LIBOR fallback language in those contracts, have devised a strategy to address the LIBOR transition for those contracts, and have begun the process of remediating such contracts. Our progress is well-paced, especially as many of the legacy contracts were provided additional time to remediate due to announcements by the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, that certain LIBOR tenors may continue until June 2023 for legacy contract purposes. In addition, we completed our work to address contracts with LIBOR tenors that had to transition by the end of 2021. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments. We are currently evaluating the impact of the Adjustable Interest Rate (LIBOR) Act, which was enacted on March 15, 2022. The legislation provides a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate.

As of March 31, 2022, Key had the following instruments that were either directly or indirectly dependent on LIBOR.

Dollars in millions	Maturity through June 30, 2023	Maturity past June 30, 2023
Outstanding balance of loans	$9,748	$27,436
Notional value of derivative contracts	21,655	71,139
Investment securities	—	634
Debt and equity instruments	—	1,276

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

Figure 21 presents the results of the simulation analysis at March 31, 2022, and March 31, 2021. At March 31, 2022, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has increased as a result of higher starting rate levels and a larger balance sheet compared to the March 31, 2021, analysis. Exposure to declining rates remains moderate given the relative low level of short term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 21. Simulated Change in Net Interest Income

	March 31, 2022		March 31, 2021
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—%	N/A	—%	N/A
Tolerance level	-5.50%	5.50%	-5.50%	-5.50%
Interest rate risk assessment	-4.35%	3.33%	-2.89%	4.75%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 21. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 120 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measures against a +200 basis point/policy decline scenario. The policy decline scenario is equal to the current Fed Target Rate capped at 200 basis points. As of March 31, 2022, the policy decline scenario is reduced to the 100 basis point minimum. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2022.

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

Figure 22 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 22. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2022
				Weighted-Average			December 31, 2021
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$23,850	$(713)		2.4	1.1%	.4%	$23,950	$9
Receive fixed/pay variable — conventional debt	7,572	(103)		3.3	1.6	.4	7,432	137
Receive fixed/pay variable — forward A/LM	1,500	(12)		3.7	2.3	2.0	850	(1)
Pay fixed/receive variable — conventional debt	50	(3)		6.3	.2	3.6	50	(7)
Pay fixed/receive variable — forward securities	2,535	103		6.6	2.6	1.2	6,280	135
Pay fixed/receive variable — securities	270	18		3.9	1.2	0.5
Total portfolio swaps	$35,777	$(710)	(b)	2.9	1.4%	.5%	$38,562	$273	(b)

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Excludes accrued interest of $105 million and $108 million at March 31, 2022, and December 31, 2021, respectively.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics (including COVID-19), political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. See Part I, Item 1A. Risk Factors section “IV. Liquidity Risk” in our 2021 Form 10-K for a discussion of how the COVID-19 global pandemic has impacted our liquidity and may continue to impact it in the future.

Our credit ratings at March 31, 2022, are shown in Figure 23. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 23. Credit Ratings

March 31, 2022	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	Not Rated	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. As of March 31, 2022, our consolidated loan-to-deposit ratio was 73%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at March 31, 2022, totaled $37.5 billion, consisting of $34.7 billion of unpledged securities, $15.9 million of securities available for secured funding at the FHLB, and $2.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of March 31, 2022, our unused borrowing capacity secured by loan collateral was $28.3 billion at the Federal Reserve Bank of Cleveland and $12.2 billion at the FHLB. During the first quarter of 2022, our secured term borrowings increased $1.5 billion as additional advances were taken. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

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

At March 31, 2022, KeyCorp held $2.1 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. During the first quarter of 2022, KeyBank paid $200 million in cash dividends to KeyCorp. As of March 31, 2022, KeyBank had regulatory capacity to pay $1.1 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased primarily from a decrease in cash balances resulting from the cash consumption related to loan growth and deposit outflow. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution. Key also experienced a decrease in its liquid asset portfolio due to market value reductions caused by increasing rates.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or Common Shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 41 of our 2021 Form 10-K and Part II, Item 2 of this Form 10-Q. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2022, and March 31, 2021.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 81 of our 2021 Form 10-K.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2021 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at March 31, 2022, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 24, our ALLL from continuing operations increased by $44 million, or 4.1%, from December 31, 2021. The commercial ALLL increased by $29 million, or 4.2%, from December 31, 2021, through March 31, 2022. Our consumer ALLL increased by $15 million, or 4.0%, from December 31, 2021, through March 31, 2022. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 24. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2022			December 31, 2021
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$489	44.3%	49.5%	$445	41.9%	49.6%
Commercial real estate:
Commercial mortgage	172	15.5	14.2	182	17.2	13.9
Construction	25	2.3	1.9	29	2.7	2.0
Total commercial real estate loans	197	17.8	16.1	211	19.9	15.9
Commercial lease financing	31	2.8	3.7	32	3.0	4.0
Total commercial loans	717	64.9	69.3	688	64.8	69.5
Real estate — residential mortgage	108	9.8	16.1	95	9.0	15.5
Home equity loans	104	9.4	7.7	110	10.4	8.3
Consumer direct loans	111	10.0	5.9	105	9.9	5.6
Credit cards	63	5.7	0.9	61	5.7	1.0
Consumer indirect loans	2	0.2	0.1	2	0.2	0.1
Total consumer loans	388	35.1	30.7	373	35.2	30.5
Total ALLL — continuing operations (a)	$1,105	100.0%	100.0%	$1,061	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $27 million at March 31, 2022, and $28 million at December 31, 2021.

Net loan charge-offs

Figure 25 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 27. Figure 26 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended March 31, 2022, decreased $81 million compared to the year-ago quarter. For 2022, we expect net loan charge-offs to average loans to range between 15 - 25 basis points.

Figure 25. Net Loan Charge-offs from Continuing Operations (a)

	2022	2021
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$19	$10	$7	$9	$65
Real estate — Commercial mortgage	3	—	(1)	(2)	34
Real estate — Construction	—	—	—	—	—
Commercial lease financing	2	1	(5)	—	3
Total commercial loans	24	11	1	7	102
Real estate — Residential mortgage	(1)	(2)	(3)	1	(1)
Home equity loans	—	1	(1)	3	1
Consumer direct loans	5	5	5	5	6
Credit cards	5	4	5	6	4
Consumer indirect loans	—	—	22	—	2
Total consumer loans	9	8	28	15	12
Total net loan charge-offs	$33	$19	$29	$22	$114
Net loan charge-offs to average loans	.13%	.08%	.11%	.09%	.46%
Net loan charge-offs from discontinued operations — education lending business	$2	$1	$—	$1	$—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 26. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2022	2021
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	0.15%	0.08%	0.06%	0.07%	0.50%
Real estate — commercial mortgage	0.08	—	(0.03)	(0.06)	1.09
Real estate — construction	—	—	—	—	—
Commercial lease financing	0.21	0.10	(0.52)	—	0.29
Total commercial loans	0.13	0.06	0.01	0.04	0.58
Real estate — residential mortgage	(0.02)	(0.05)	(0.09)	0.04	(0.04)
Home equity loans	—	0.05	(0.05)	0.13	0.04
Consumer direct loans	0.34	0.37	0.39	0.41	0.51
Credit cards	2.18	1.72	2.21	2.68	1.74
Consumer indirect loans	—	—	3.24	—	0.18
Total consumer loans	0.12	0.11	0.37	0.20	0.17
Total net loan charge-offs	0.13%	0.08%	0.11%	0.09%	0.46%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
Dollars in millions	2022	2021
Average loans outstanding	$103,762	$100,728
Allowance for loan and lease losses at beginning of period	1,061	1,626
Loans charged off:
Commercial and industrial	30	73
Real estate — commercial mortgage	4	35
Real estate — construction	—	—
Commercial lease financing	2	4
Total commercial loans	36	112
Real estate — residential mortgage	(1)	—
Home equity loans	1	2
Consumer direct loans	7	8
Credit cards	7	6
Consumer indirect loans	1	7
Total consumer loans	15	23
Total loans charged off	51	135
Recoveries:
Commercial and industrial	11	8
Real estate — commercial mortgage	1	1
Real estate — construction	—	—
Commercial lease financing	—	1
Total commercial loans	12	10
Real estate — residential mortgage	—	1
Home equity loans	1	1
Consumer direct loans	2	2
Credit cards	2	2
Consumer indirect loans	1	5
Total consumer loans	6	11
Total recoveries	18	21
Net loan charge-offs	(33)	(114)
Provision (credit) for loan and lease losses	77	(74)
Allowance for loan and lease losses at end of period	$1,105	$1,438
Liability for credit losses on off-balance sheet exposures at beginning of period	160	197
Provision (credit) for losses on off-balance sheet exposures	6	(19)
Liability for credit losses on off-balance sheet exposures at end of period(a)	$166	$178
Total allowance for credit losses at end of period	$1,271	$1,616
Net loan charge-offs to average total loans	.13%	.46%
Allowance for loan and lease losses to period-end loans	1.04	1.42
Allowance for credit losses to period-end loans	1.19	1.60
Allowance for loan and lease losses to nonperforming loans	251.7	197.5
Allowance for credit losses to nonperforming loans	289.5	222.0

Discontinued operations — education lending business:
Loans charged off	$2	$1
Recoveries	—	1
Net loan charge-offs	$(2)	$—

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 28 shows the composition of our nonperforming assets. As shown in Figure 28, nonperforming assets at March 31, 2022, decreased $22 million from December 31, 2021. This decrease was primarily driven by continual declines in our nonperforming loan balance.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2021 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 28. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Commercial and industrial	$186	$191	$253	$355	$387
Real estate — commercial mortgage	40	44	49	66	66
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	40	44	49	66	66
Commercial lease financing	3	4	5	7	8
Total commercial loans (b)	229	239	307	428	461
Real estate — residential mortgage	73	72	93	99	95
Home equity loans	129	135	146	146	148
Consumer direct loans	4	4	4	4	5
Credit cards	3	3	3	3	3
Consumer indirect loans	1	1	1	14	16
Total consumer loans	210	215	247	266	267
Total nonperforming loans	439	454	554	694	728
OREO	8	8	8	9	12
Nonperforming loans held for sale	20	24	35	32	47
Other nonperforming assets	—	3	2	3	3
Total nonperforming assets	$467	$489	$599	$738	$790
Accruing loans past due 90 days or more	$55	$68	$82	$74	$92
Accruing loans past due 30 through 89 days	122	165	164	190	191
Restructured loans — accruing and nonaccruing (c)	219	220	270	334	376
Restructured loans included in nonperforming loans (c)	98	99	146	177	192
Nonperforming assets from discontinued operations — education lending business	4	4	4	5	5
Nonperforming loans to period-end portfolio loans	.41%	.45%	.56%	.69%	.72%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.44	.48	.61	.73	.78
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

Figure 29 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 29. Summary of Changes in Nonperforming Loans from Continuing Operations

	2022	2021
Dollars in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$454	$554	$694	$728	$785
Loans placed on nonaccrual status	87	116	116	186	196
Charge-offs	(50)	(51)	(66)	(74)	(135)
Loans sold	—	(38)	(17)	(10)	(13)
Payments	(27)	(68)	(136)	(92)	(37)
Transfers to OREO	(1)	(1)	(1)	—	(3)
Loans returned to accrual status	(24)	(58)	(36)	(44)	(65)
Balance at end of period	$439	$454	$554	$694	$728

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

As described in more detail starting on page 73 of our 2021 Form 10-K under the heading “Risk Management — Overview,” the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. Board members are updated on cybersecurity matters at each regularly-scheduled Board meeting. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

		Three months ended
Dollars in millions		3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$15,308	$17,423	$17,510	$17,941	$17,634
Less:	Intangible assets (a)	2,810	2,820	2,814	2,828	2,842
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$10,642	$12,747	$12,840	$13,257	$12,936
Total assets (GAAP)		$181,221	$186,346	$187,035	$181,115	$176,203
Less:	Intangible assets (a)	2,810	2,820	2,814	2,828	2,842
	Tangible assets (non-GAAP)	$178,411	$183,526	$184,221	$178,287	$173,361
	Tangible common equity to tangible assets ratio (non-GAAP)	6.0%	6.9%	7.0%	7.4%	7.5%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$16,780	$17,471	$17,899	$17,859	$17,769
Less:	Intangible assets (average) (c)	2,814	2,814	2,823	2,840	2,844
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900
	Average tangible common equity (non-GAAP)	$12,066	$12,757	$13,176	$13,119	$13,025
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$420	$601	$616	$698	$591
Average tangible common equity (non-GAAP)		12,066	12,757	13,176	13,119	13,025
Return on average tangible common equity from continuing operations (non-GAAP)		14.1%	18.7%	18.5%	21.3%	18.2%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$421	$603	$618	$703	$595
Average tangible common equity (non-GAAP)		12,066	12,757	13,176	13,119	13,025
Return on average tangible common equity consolidated (non-GAAP)		14.2%	18.8%	18.6%	21.5%	18.4%
(a)For the three months ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, intangible assets exclude $2 million, $3 million, $3 million, $4 million, and $4 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, average intangible assets exclude $3 million, $3 million, $3 million, $4 million, and $4 million, respectively, of average purchased credit card receivables.

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

		Three months ended
Dollars in millions		3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Cash efficiency ratio
Noninterest expense (GAAP)		$1,070	$1,170	$1,112	$1,076	$1,071
Less:	Intangible asset amortization	11	14	15	14	15
Adjusted noninterest expense (non-GAAP)		$1,059	$1,156	$1,097	$1,062	$1,056
Net interest income (GAAP)		$1,014	$1,033	$1,016	$1,017	$1,005
Plus:	Taxable-equivalent adjustment	6	5	9	6	7
	Noninterest income (GAAP)	676	909	797	750	738
Total taxable-equivalent revenue (non-GAAP)		$1,696	$1,947	$1,822	$1,773	$1,750
Cash efficiency ratio (non-GAAP)		62.4%	59.4%	60.2%	59.9%	60.3%

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 of our 2021 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 95 of our 2021 Form 10-K. During the three months ended March 31, 2022, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2022

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2021-08, Business Combinations (Topic 805)	January 1, 2023 Early adoption is permitted.	At the acquisition date, an acquirer must account for any acquired revenue contracts in accordance with Topic 606 as if it had originated the contracts (i.e. measure contract assets and liabilities, generally consistent with acquiree's financial statements).

		The guidance should be applied on a prospective basis.	The guidance is not expected to have a material impact on Key’s financial condition or results of operations.
ASU 2022-01, Derivatives and Hedging (Topic 815)	January 1, 2023 Early adoption is permitted.	This guidance allows entities to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets. It also allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If a breach is anticipated, an entity is required to partially or fully dedesignate a hedged layer or layers until a breach is no longer anticipated. There are additional requirements and enhanced disclosures related to basis adjustments.

		The guidance should be applied on a prospective, retrospective or modified retrospective basis depending on the amendment.	The guidance is not expected to have a material impact on Key’s financial condition or results of operations.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326)	January 1, 2023 Early adoption is permitted.	The amendments eliminate current Troubled Debt Restructuring (TDR) guidance and instead require entities to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or is a continuation of an existing loan.

Entities must disclose current-period gross write-offs on an amortized cost basis by credit quality indicator and class of financing receivable by year of origination.

		The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.	Key is still evaluating the impact on its financial statements and disclosures.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$684	$913
Short-term investments	3,881	11,010
Trading account assets	848	701
Securities available for sale	43,681	45,364
Held-to-maturity securities (fair value: $6,687 and $7,665)	6,871	7,539
Other investments	722	639
Loans, net of unearned income of $329 and $373	106,600	101,854
Less: Allowance for loan and lease losses	(1,105)	(1,061)
Net loans	105,495	100,793
Loans held for sale (a)	1,170	2,729
Premises and equipment	647	681
Goodwill	2,694	2,693
Other intangible assets	118	130
Corporate-owned life insurance	4,340	4,327
Accrued income and other assets	9,544	8,265
Discontinued assets	526	562
Total assets	$181,221	$186,346
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$86,829	$89,207
Savings deposits	7,840	7,503
Certificates of deposit ($100,000 or more)	1,533	1,705
Other time deposits	2,037	2,153
Total interest-bearing deposits	98,239	100,568
Noninterest-bearing deposits	50,424	52,004
Total deposits	148,663	152,572
Federal funds purchased and securities sold under repurchase agreements	599	173
Bank notes and other short-term borrowings	2,222	588
Accrued expense and other liabilities	3,615	3,548
Long-term debt	10,814	12,042
Total liabilities	165,913	168,923
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,214	6,278
Retained earnings	14,793	14,553
Treasury stock, at cost (324,303,897 and 327,852,311 shares)	(5,927)	(5,979)
Accumulated other comprehensive income (loss)	(2,929)	(586)
Total equity	15,308	17,423
Total liabilities and equity	$181,221	$186,346

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $114 million at March 31, 2022, and $281 million at December 31, 2021.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2022	2021
INTEREST INCOME
Loans	$837	$889
Loans held for sale	12	11
Securities available for sale	173	130
Held-to-maturity securities	46	45
Trading account assets	6	5
Short-term investments	4	5
Other investments	2	2
Total interest income	1,080	1,087
INTEREST EXPENSE
Deposits	14	21
Federal funds purchased and securities sold under repurchase agreements	—	—
Bank notes and other short-term borrowings	3	1
Long-term debt	49	60
Total interest expense	66	82
NET INTEREST INCOME	1,014	1,005
Provision for credit losses	83	(93)
Net interest income after provision for credit losses	931	1,098
NONINTEREST INCOME
Trust and investment services income	136	133
Investment banking and debt placement fees	163	162
Service charges on deposit accounts	91	73
Operating lease income and other leasing gains	32	38
Corporate services income	90	64
Cards and payments income	80	105
Corporate-owned life insurance income	31	31
Consumer mortgage income	21	47
Commercial mortgage servicing fees	36	34
Other income (a)	(4)	51
Total noninterest income	676	738
NONINTEREST EXPENSE
Personnel	630	624
Net occupancy	73	76
Computer processing	77	73
Business services and professional fees	53	50
Equipment	23	25
Operating lease expense	28	34
Marketing	28	26
Other expense	158	163
Total noninterest expense	1,070	1,071
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	537	765
Income taxes	90	147
INCOME (LOSS) FROM CONTINUING OPERATIONS	447	618
Income (loss) from discontinued operations	1	4
NET INCOME (LOSS)	448	622
Less: Net income (loss) attributable to noncontrolling interests	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$448	$622
Income (loss) from continuing operations attributable to Key common shareholders	$420	$591
Net income (loss) attributable to Key common shareholders	421	595
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.61
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.46	.62
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.61
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.45	.61
Cash dividends declared per Common Share	$.195	$.185
Weighted-average Common Shares outstanding (000)	922,941	964,878
Effect of Common Share options and other stock awards	10,692	9,419
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	933,634	974,297

(a)For the three months ended March 31, 2022, and March 31, 2021, we had no net securities gains (losses). For the three months ended March 31, 2022, and March 31, 2021, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended March 31,
(Unaudited)	2022	2021
Net income (loss)	$448	$622
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $562 and $(198)	(1,784)	(628)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $177 and $(3)	(561)	(10)
Net pension and postretirement benefit costs, net of income taxes of $(1) and $1	2	3
Total other comprehensive income (loss), net of tax	(2,343)	(635)
Comprehensive income (loss)	(1,895)	(13)
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Key	$(1,895)	$(13)

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						448			448
Other comprehensive income (loss)								(2,343)	(2,343)
Deferred compensation					(7)				(7)
Cash dividends declared
Common Shares ($.195 per share)						(182)			(182)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Open market Common Share repurchases		—					—		—
Employee equity compensation program Common Share repurchases		(1,707)			—		(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		5,255			(57)		96		39
BALANCE AT MARCH 31, 2022	1,396	932,398	$1,900	$1,257	$6,214	$14,793	$(5,927)	$(2,929)	$15,308

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	$17,981
Net income (loss)						622			622
Other comprehensive income (loss)								(635)	(635)
Deferred compensation					(3)				(3)
Cash dividends declared
Common Shares ($.185 per share)						(180)			(180)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Open market Common Share repurchases		(7,701)					(135)		(135)
Employee equity compensation program Common Share repurchases		(1,576)			—		(31)		(31)
Common shares reissued (returned) for stock options and other employee benefit plans		6,091			(65)		107		42
Other						—			—
BALANCE AT MARCH 31, 2021	1,396	972,587	$1,900	$1,257	$6,213	$13,166	$(5,005)	$103	$17,634

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Three months ended March 31,
(Unaudited)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$448	$622
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	83	(93)
Depreciation and amortization expense, net	40	17
Accretion of acquired loans	5	6
Increase in cash surrender value of corporate-owned life insurance	(27)	(27)
Stock-based compensation expense	29	26
Deferred income taxes (benefit)	124	108
Proceeds from sales of loans held for sale	4,317	3,357
Originations of loans held for sale, net of repayments	(2,711)	(3,937)
Net losses (gains) on sales of loans held for sale	(48)	(55)
Net losses (gains) on leased equipment	(1)	(3)
Net losses (gains) on sales of fixed assets	(6)	—
Net decrease (increase) in trading account assets	(147)	(76)
Other operating activities, net	(1,225)	(150)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	881	(205)
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(9)
Net decrease (increase) in short-term investments, excluding acquisitions	7,129	818
Purchases of securities available for sale	(2,515)	(9,854)
Proceeds from sales of securities available for sale	—	—
Proceeds from prepayments and maturities of securities available for sale	1,534	2,653
Proceeds from prepayments and maturities of held-to-maturity securities	673	743
Purchases of held-to-maturity securities	(4)	(3)
Purchases of other investments	(111)	(9)
Proceeds from sales of other investments	5	17
Proceeds from prepayments and maturities of other investments	4	3
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(4,793)	204
Proceeds from sales of portfolio loans	49	(98)
Proceeds from corporate-owned life insurance	14	17
Purchases of premises, equipment, and software	(18)	(12)
Proceeds from sales of premises and equipment	7	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,974	(5,530)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(3,909)	6,901
Net increase (decrease) in short-term borrowings	2,060	46
Net proceeds from issuance of long-term debt	4,001	—
Payments on long-term debt	(4,989)	(1,004)
Open market common share repurchases	—	(135)
Employee equity compensation program Common Share repurchases	(44)	(31)
Net proceeds from reissuance of Common Shares	5	12
Cash dividends paid	(208)	(207)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,084)	5,582
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(229)	(153)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	913	1,091
CASH AND DUE FROM BANKS AT END OF PERIOD	$684	$938
Additional disclosures relative to cash flows:
Interest paid	$58	$80
Income taxes paid (refunded)	19	43
Noncash items:
Reduction of secured borrowing and related collateral	$2	$2
Loans transferred to portfolio from held for sale	—	8
Loans transferred to held for sale from portfolio	—	91
Loans transferred to OREO	1	2
CMBS risk retentions	—	(1)
ABS risk retentions	10	17

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2021 Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

Accounting Guidance Adopted in 2022

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
Reference Rate Reform (Topic 848)	March 12, 2020 through December 31, 2022	London Interbank Offered Rate (LIBOR), a reference rate presumed to capture bank funding costs, is being phased out and will no longer be published. This transition to alternate rates will impact, among other things, contracts that reference LIBOR. This ASU provides relief from cumbersome accounting consequences for certain qualifying contract modifications undertaken as a result of reference rate reform.
Key has established an enterprise-wide program to identify and address all LIBOR related issues.

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

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022	The ASU simplifies the accounting for convertible debt instruments by eliminating the legacy accounting models for convertible
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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
Dollars in millions, except per share amounts	2022	2021
EARNINGS
Income (loss) from continuing operations	$447	$618
Less: Net income (loss) attributable to noncontrolling interests	—	—
Income (loss) from continuing operations attributable to Key	447	618
Less: Dividends on Preferred Stock	27	27
Income (loss) from continuing operations attributable to Key common shareholders	420	591
Income (loss) from discontinued operations, net of taxes	1	4
Net income (loss) attributable to Key common shareholders	$421	$595
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	922,941	964,878
Effect of Common Share options and other stock awards	10,692	9,419
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	933,634	974,297
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.61
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.46	.62

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.45	$.61
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.45	.61
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	March 31, 2022	December 31, 2021
Commercial and industrial (b)	$52,815	$50,525
Commercial real estate:
Commercial mortgage	15,124	14,244
Construction	2,065	1,996
Total commercial real estate loans	17,189	16,240
Commercial lease financing (c)	3,916	4,071
Total commercial loans	73,920	70,836
Residential — prime loans:
Real estate — residential mortgage	17,181	15,756
Home equity loans	8,258	8,467
Total residential — prime loans	25,439	24,223
Consumer direct loans	6,249	5,753
Credit cards	930	972
Consumer indirect loans	62	70
Total consumer loans	32,680	31,018
Total loans (d)	$106,600	$101,854

(a)Accrued interest of $193 million and $198 million at March 31, 2022, and December 31, 2021, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $147 million and $139 million of commercial credit card balances at March 31, 2022, and December 31, 2021, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $14 million and $16 million at March 31, 2022, and December 31, 2021, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 169 of our 2021 Form 10-K.
(d)Total loans exclude loans of $531 million at March 31, 2022, and $567 million at December 31, 2021, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2021 Form 10-K.

The ALLL at March 31, 2022, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	March 31, 2022
Commercial and Industrial	$445	$63		$(30)	$11	$489
Commercial real estate:
Real estate — commercial mortgage	182	(7)		(4)	1	172
Real estate — construction	29	(4)		—	—	25
Total commercial real estate loans	211	(11)		(4)	1	197
Commercial lease financing	32	1		(2)	—	31
Total commercial loans	688	53		(36)	12	717
Real estate — residential mortgage	95	12		1	—	108
Home equity loans	110	(6)		(1)	1	104
Consumer direct loans	105	11		(7)	2	111
Credit cards	61	7		(7)	2	63
Consumer indirect loans	2	—		(1)	1	2
Total consumer loans	373	24		(15)	6	388
Total ALLL — continuing operations	1,061	77	(a)	(51)	18	1,105
Discontinued operations	28	1		(2)	—	27
Total ALLL — including discontinued operations	$1,089	$78		$(53)	$18	$1,132

(a)Excludes a provision for losses on lending-related commitments of $6 million.

Three months ended March 31, 2021:

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	March 31, 2021
Commercial and Industrial	$678	$(17)		$(73)	$8	$596
Commercial real estate:
Real estate — commercial mortgage	327	(37)		(35)	1	256
Real estate — construction	47	(2)		—	—	45
Total commercial real estate loans	374	(39)		(35)	1	301
Commercial lease financing	47	(4)		(4)	1	40
Total commercial loans	1,099	(60)		(112)	10	937
Real estate — residential mortgage	102	(3)		—	1	100
Home equity loans	171	(13)		(2)	1	157
Consumer direct loans	128	4		(8)	2	126
Credit cards	87	(3)		(6)	2	80
Consumer indirect loans	39	1		(7)	5	38
Total consumer loans	527	(14)		(23)	11	501
Total ALLL — continuing operations	1,626	(74)	(a)	(135)	21	1,438
Discontinued operations	36	(3)		(1)	1	33
Total ALLL — including discontinued operations	$1,662	$(77)		$(136)	$22	$1,471

(a)Excludes a credit for losses on lending-related commitments of $19 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2021 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20 year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Economic Outlook

As of March 31, 2022, economic growth is expected to be healthy, but the Russian-Ukrainian conflict has provided additional stress on global supply chains, adding uncertainty to the outlook and stress to existing inflationary pressures. Inflation in the United States is at high levels; monetary policy is projected to become more restrictive, which is expected to reduce inflation throughout the remainder of 2022. Employment levels continue to be very strong, with unemployment rates expected to remain at relatively low levels. We utilized the Moody’s February 2022 Consensus forecast as our baseline forecast to estimate our expected credit losses as of March 31, 2022. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario continues to reflect moderate economic growth over the next two years in markets in which we operate. U.S. GDP continues to grow, albeit at a slower pace, at a 0.5% annualized rate in the first quarter of 2022 and at an annual rate of approximately 4% and 3% for 2022 and 2023, respectively. The national unemployment rate forecast is 3.9% in the first quarter of 2022, and is expected to decline to 3.6% by the fourth quarter of 2022 and continue at that level through the fourth quarter of 2023.

We recognize the baseline forecast may not fully capture the increased economic uncertainty emerging as of quarter-end, specifically due to the Russia/Ukraine conflict and monetary policy pressures. These considerations were addressed through qualitative adjustments.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our March 31, 2022, assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $29 million, or 4.2%, from December 31, 2021. The overall increase in the allowance is driven by loan growth, and economic uncertainties (geopolitical and monetary policy), offset by reductions in COVID-related reserves.

The primary changes to the outlook are due to Russia/Ukraine crisis, as well as the associated risk around the global supply chain and inflation. Improvements in real estate price indices led to a reduction in reserve for our commercial real estate portfolio.

As of March 31, 2022, there was an immaterial ALLL associated with $886 million of outstanding PPP loans. This ALLL relates to a small number of loans denied by the SBA for forgiveness.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $15 million, or 4.0%, from December 31, 2021. The overall increase in the allowance is driven by higher uncertainty in the economic outlook, in addition to loan growth.

The most meaningful changes in the economic outlook contributing to the increase in reserves are the ongoing conflict in Ukraine and US inflationary/monetary policy pressures. The potential incremental risk associated with these economic factors is largely considered through qualitative reserve adjustments. As it relates to the changes in the ALLL due to portfolio factors, shifts are largely driven by targeted growth in the consumer real estate and Laurel Road student lending portfolios.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of March 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$1,952	$11,488	$4,372	$3,497	$2,515	$4,511	$22,623	$117	$51,075
Criticized (Accruing)	—	34	111	116	173	294	803	23	1,554
Criticized (Nonaccruing)	—	1	3	15	9	31	126	1	186
Total commercial and industrial	1,952	11,523	4,486	3,628	2,697	4,836	23,552	141	52,815
Real estate — commercial mortgage
Risk Rating:
Pass	1,474	4,805	1,153	2,045	994	3,185	850	59	14,565
Criticized (Accruing)	—	18	20	87	71	290	33	—	519
Criticized (Nonaccruing)	—	—	1	1	5	29	3	1	40
Total real estate — commercial mortgage	1,474	4,823	1,174	2,133	1,070	3,504	886	60	15,124
Real estate — construction
Risk Rating:
Pass	144	472	602	476	209	112	1	3	2,019
Criticized (Accruing)	—	—	4	7	31	4	—	—	46
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	144	472	606	483	240	116	1	3	2,065
Commercial lease financing
Risk Rating:
Pass	159	985	693	619	262	1,131	—	—	3,849
Criticized (Accruing)	—	—	11	23	15	15	—	—	64
Criticized (Nonaccruing)	—	—	—	1	1	1	—	—	3
Total commercial lease financing	159	985	704	643	278	1,147		—	3,916
Total commercial loans	$3,729	$17,803	$6,970	$6,887	$4,285	$9,603	$24,439	$204	$73,920

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,675	$4,941	$4,040	$2,771	$1,777	$3,108	$20,406	$72	$48,790
Criticized (Accruing)	64	71	115	175	200	121	784	14	1,544
Criticized (Nonaccruing)	1	1	21	10	19	15	122	2	191
Total commercial and industrial	11,740	5,013	4,176	2,956	1,996	3,244	21,312	88	50,525
Real estate — commercial mortgage
Risk Rating:
Pass	4,923	1,197	2,137	1,168	612	2,787	803	53	13,680
Criticized (Accruing)	15	22	70	62	109	206	35	1	520
Criticized (Nonaccruing)	—	1	1	5	—	31	6	—	44
Total real estate — commercial mortgage	4,938	1,220	2,208	1,235	721	3,024	844	54	14,244
Real estate — construction
Risk Rating:
Pass	495	565	530	223	92	32	2	—	1,939
Criticized (Accruing)	—	4	5	43	4	—	1	—	57
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	495	569	535	266	96	32	3	—	1,996
Commercial lease financing
Risk Rating:
Pass	1,039	748	675	301	309	927	—	—	3,999
Criticized (Accruing)	—	6	29	13	13	7	—	—	68
Criticized (Nonaccruing)	—	—	1	1	1	1	—	—	4
Total commercial lease financing	1,039	754	705	315	323	935	—	—	4,071
Total commercial loans	$18,212	$7,556	$7,624	$4,772	$3,136	$7,235	$22,159	$142	$70,836

(a)Accrued interest of $117 million and $113 million as of March 31, 2022, and December 31, 2021, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of March 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$1,351	$8,320	$2,802	$705	$74	$1,135	$—	$—	$14,387
660 to 749	437	1,235	299	140	32	302	—	—	2,445
Less than 660	12	35	16	18	16	149	—	—	246
No Score	50	19	—	1	1	31	1	—	103
Total real estate — residential mortgage	1,850	9,609	3,117	864	123	1,617	1	—	17,181
Home equity loans
FICO Score:
750 and above	96	1,073	797	233	87	731	2,209	404	5,630
660 to 749	40	356	239	97	39	221	940	135	2,067
Less than 660	3	29	26	20	12	100	320	44	554
No Score	—	—	2	—	—	2	3	—	7
Total home equity loans	139	1,458	1,064	350	138	1,054	3,472	583	8,258
Consumer direct loans
FICO Score:
750 and above	741	1,706	1,004	456	57	131	105	—	4,200
660 to 749	220	536	262	151	39	50	203	—	1,461
Less than 660	7	53	32	25	9	13	55	—	194
No Score	22	57	34	26	14	30	211	—	394
Total consumer direct loans	990	2,352	1,332	658	119	224	574	—	6,249
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	467	—	467
660 to 749	—	—	—	—	—	—	376	—	376
Less than 660	—	—	—	—	—	—	86	—	86
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	930	—	930
Consumer indirect loans
FICO Score:
750 and above	—	3	—	—	—	28	—	—	31
660 to 749	—	—	—	—	—	21	—	—	21
Less than 660	—	—	—	—	—	10	—	—	10
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	3	—	—	—	59	—	—	62
Total consumer loans	$2,979	$13,422	$5,513	$1,872	$380	$2,954	$4,977	$583	$32,680

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$7,906	$2,909	$777	$84	$126	$1,096	$—	$—	$12,898
660 to 749	1,686	351	169	39	25	308	—	—	2,578
Less than 660	26	14	19	16	9	142	—	—	226
No Score	18	—	1	1	3	30	1	—	54
Total real estate — residential mortgage	9,636	3,274	966	140	163	1,576	1	—	15,756
Home equity loans
FICO Score:
750 and above	1,051	830	251	96	128	666	2,244	423	5,689
660 to 749	394	263	111	44	40	204	1,004	143	2,203
Less than 660	27	24	20	13	13	92	333	46	568
No Score	—	2	—	—	—	2	3	—	7
Total home equity loans	1,472	1,119	382	153	181	964	3,584	612	8,467
Consumer direct loans
FICO Score:
750 and above	1,799	1,129	517	65	17	129	109	—	3,765
660 to 749	612	295	174	46	10	45	212	—	1,394
Less than 660	45	33	27	11	3	12	60	—	191
No Score	68	40	29	17	10	21	218	—	403
Total consumer direct loans	2,524	1,497	747	139	40	207	599	—	5,753
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	500	—	500
660 to 749	—	—	—	—	—	—	387	—	387
Less than 660	—	—	—	—	—	—	84	—	84
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	972	—	972
Consumer indirect loans
FICO Score:
750 and above	5	—	—	—	—	30	—	—	35
660 to 749	—	—	—	—	—	26	—	—	26
Less than 660	—	—	—	—	—	9	—	—	9
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	5	—	—	—	—	65	—	—	70
Total consumer loans	$13,637	$5,890	$2,095	$432	$384	$2,812	$5,156	$612	$31,018

(a)Accrued interest of $75 million and $85 million as of March 31, 2022 and December 31, 2021, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2021 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2022, and December 31, 2021, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

March 31, 2022	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$52,537	$23	$31	$38	$186	$278	$52,815
Commercial real estate:
Commercial mortgage	15,072	4	5	3	40	52	15,124
Construction	2,064	1	—	—	—	1	2,065
Total commercial real estate loans	17,136	5	5	3	40	53	17,189
Commercial lease financing	3,908	4	1	—	3	8	3,916
Total commercial loans	$73,581	$32	$37	$41	$229	$339	$73,920
Real estate — residential mortgage	$17,098	$7	$2	$1	$73	$83	$17,181
Home equity loans	8,102	18	6	3	129	156	8,258
Consumer direct loans	6,229	8	4	4	4	20	6,249
Credit cards	914	4	3	6	3	16	930
Consumer indirect loans	60	1	—	—	1	2	62
Total consumer loans	$32,403	$38	$15	$14	$210	$277	$32,680
Total loans	$105,984	$70	$52	$55	$439	$616	$106,600

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $193 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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
(b)Accrued interest of $198 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At March 31, 2022, the approximate carrying amount of our commercial nonperforming loans outstanding represented 62% of their original contractual amount owed, total nonperforming loans outstanding represented 73% of their original contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $5 million for the three months ended March 31, 2022, and $7 million for the three months ended March 31, 2021.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $301 million at March 31, 2022.

Collateral-dependent Financial Assets

We classify financial assets as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of the collateral. Our commercial loans have collateral that includes cash, accounts receivable, inventory, commercial machinery, commercial properties, commercial real estate construction projects, enterprise value, and stock or ownership interests in the borrowing entity. When appropriate we also consider the enterprise value of the borrower as a repayment source for collateral-dependent loans. Our consumer loans have collateral that includes residential real estate, automobiles, boats, and RVs.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2022.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million and $15 million at March 31, 2022, and December 31, 2021, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At March 31, 2022, and December 31, 2021, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $126 million and $104 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
Dollars in millions	2022	2021
Commercial loans:
Extension of Maturity Date	$—	$41
Payment or Covenant Modification/Deferment	1	10
Bankruptcy Plan Modification	—	—
Increase in new commitment or new money	—	—
Total	$1	$51
Consumer loans:
Interest rate reduction	$1	$2
Other	9	4
Total	$10	$6
Total TDRs	$11	$57

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended March 31,
Dollars in millions	2022	2021
Balance at beginning of the period	$220	$363
Additions	11	59
Payments	(12)	(21)
Charge-offs	—	(25)
Balance at end of period	$219	$376

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	March 31, 2022			December 31, 2021
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	37	$25	$14	36	$30	$14
Commercial real estate:
Commercial mortgage	4	50	23	3	50	25
Total commercial real estate loans	4	50	23	3	50	25
Total commercial loans	41	75	37	39	80	39
Real estate — residential mortgage	223	27	25	220	26	24
Home equity loans	514	35	31	531	36	31
Consumer direct loans	208	2	2	207	3	2
Credit cards	332	2	2	360	2	2
Consumer indirect loans	22	2	1	23	1	1
Total consumer loans	1,299	68	61	1,341	68	60
Total nonperforming TDRs	1,340	143	98	1,380	148	99
Prior-year accruing:(a)
Commercial and industrial	13	—	—	11	—	—
Commercial real estate
Commercial mortgage	1	—	—	1	—	—
Total commercial real estate loans	1	—	—	1	—	—
Total commercial loans	14	—	—	12	—	—
Real estate — residential mortgage	463	41	35	455	39	33
Home equity loans	1,615	97	75	1,628	97	75
Consumer direct loans	226	4	3	236	5	3
Credit cards	599	4	2	579	4	2
Consumer indirect loans	128	14	7	139	15	8
Total consumer loans	3,031	160	122	3,037	160	121
Total prior-year accruing TDRs	3,045	160	121	3,049	160	121
Total TDRs	4,385	$303	$219	4,429	$308	$220

(a)All TDRs that were restructured prior to January 1, 2022, and January 1, 2021, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended March 31, 2022, there were four commercial loan TDRs and 38 consumer loan TDRs with a combined recorded investment of $8 million that experienced payment defaults after modifications resulting in TDR status during 2021. During the three months ended March 31, 2021, there were two commercial loan TDRs and 36 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2020.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended March 31,
Dollars in millions	2022	2021
Balance at beginning of period	$160	$197
Provision (credit) for losses on off balance sheet exposures	6	(19)
Balance at end of period	$166	$178

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2021 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2021 Form 10-K. The following tables present these assets and liabilities at March 31, 2022, and December 31, 2021.

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$627	$—	$627	$—	$530	$—	$530
States and political subdivisions	—	76	—	76	—	96	—	96
Other mortgage-backed securities	—	127	—	127	—	44	—	44
Other securities	—	14	—	14	—	13	—	13
Total trading account securities	—	844	—	844	—	683	—	683
Commercial loans	—	4	—	4	—	18	—	18
Total trading account assets	—	848	—	848	—	701	—	701
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,638	—	9,638	—	9,472	—	9,472
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	20,639	—	20,639	—	21,119	—	21,119
Agency residential mortgage-backed securities	—	4,744	—	4,744	—	5,122	—	5,122
Agency commercial mortgage-backed securities	—	8,659	—	8,659	—	9,651	—	9,651
Other securities	—	1	—	1	—	—	—	—
Total securities available for sale	—	43,681	—	43,681	—	45,364	—	45,364
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	44	—	—	—	45
Total principal investments	—	—	1	45	—	—	1	46
Equity investments:
Direct	6	—	7	13	24	—	9	33
Direct (measured at NAV) (a)	—	—	—	28	—	—	—	21
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	5
Total equity investments	6	—	7	45	24	—	9	59
Total other investments	6	—	8	90	24	—	10	105
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	114	—	114	—	281	—	281
Derivative assets:
Interest rate	—	288	43	331	—	774	33	807
Foreign exchange	92	10	—	102	$71	10	—	81
Commodity	—	2,613	—	2,613	—	1,330	—	1,330
Credit	—	—	1	1	—	—	1	1
Other	—	21	1	22	—	22	5	27
Derivative assets	92	2,932	45	3,069	71	2,136	39	2,246
Netting adjustments (b)	—	—	—	(330)	—	—	—	(284)
Total derivative assets	92	2,932	45	2,739	71	2,136	39	1,962
Total assets on a recurring basis at fair value	$98	$47,575	$64	$47,483	$95	$48,482	$60	$48,424
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$69	$653	$—	$722	$75	$513	$—	$588
Derivative liabilities:
Interest rate	—	562	—	562	—	253	—	253
Foreign exchange	85	11	—	96	66	10	—	76
Commodity	—	2,613	—	2,613	—	1,335	—	1,335
Credit	—	—	6	6	—	5	7	12
Other	—	7	3	10	—	11	—	11
Derivative liabilities	85	3,193	9	3,287	66	1,614	7	1,687
Netting adjustments (b)	—	—	—	(2,689)	—	—	—	(1,526)
Total derivative liabilities	85	3,193	9	598	66	1,614	7	161
Total liabilities on a recurring basis at fair value	$154	$3,846	$9	$1,320	$141	$2,127	$7	$749

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2022, as well as financial support provided for the three months ended March 31, 2022, and March 31, 2021.

			Financial support provided
			Three months ended March 31,
	March 31, 2022		2022		2021
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	44	11	—	—	2	—
Total	$45	$11	$—	$—	$2	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2022, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2022, and March 31, 2021.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	9	—	(2)		—	—	—	—	—		—		7	(2)
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	33	—	(11)	(c)	1	—	—	—	29	(d)	(9)	(d)	43	—
Credit	(6)	—	1	(c)	—	—	—	—	—		—		(5)	—
Other (e)	5	—	—	(c)	—	—	—	(7)	—		—		(2)	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2021
Securities available for sale
Other securities	$13	$9	$—		$—	$—	$—	$—	$—		$—		$22	$—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	13	—	(1)		—	—	—	—	—		(3)		9	(1)
Loans held for sale (residential)	—	—	—		—	(1)	—	1	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(1)	—	1	—		—		11	—
Derivative instruments (b)
Interest rate	56	—	(22)	(c)	—	(4)	—	—	7	(d)	(7)	(d)	30	—
Credit	(10)	—	5	(c)	—		—	—	—				(5)	—
Other (e)	32	—	(4)	(c)	—	—	—	22	—		—		6	—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2021 Form 10-K.  There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2022, and December 31, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2022, and December 31, 2021:

	March 31, 2022				December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$37	$37	$—	$—	$28	$28
Loans held for sale	—	—	51	51	—	—	—	—
Accrued income and other assets	—	—	12	12	—	—	80	80
Total assets on a nonrecurring basis at fair value	$—	$—	$100	$100	$—	$—	$108	$108

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2022, and December 31, 2021, the carrying amount of equity investments under this method was $184 million and $173 million, respectively. No impairment was recorded for the three months ended March 31, 2022.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2022, and December 31, 2021, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	March 31, 2022	December 31, 2021			March 31, 2022	December 31, 2021
Recurring
Loans, net of unearned income (residential)	$11	$11	Market comparable pricing	Comparability factor	64.50 - 97.88% (92.33%)	64.50-97.30% (94.24%)
Derivative instruments:
Interest rate	43	33	Discounted cash flows	Probability of default	.02 - 100% (11.70%)	.02 - 100% (8.88%)
				Loss given default	0 - 1 (.500)	0 - 1 (.500)
Insignificant level 3 assets, net of liabilities(c)	1	9
Nonrecurring
Collateral-dependent loans	37	28	Fair value of collateral	Discount rate	0 - 65.00% (19.00%)	0 - 10.00% (8.00%)
Loans held for sale	51	—	Market comparable pricing	Comparability factor	N/M	N/A
Accrued income and other assets:
OREO and other Level 3 assets (d)	11	13	Appraised value	Appraised value	N/M	N/M

(a)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(b)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(c)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain equity investments and certain financial derivative assets and liabilities.
(d)Excludes $1 million and $67 million pertaining to servicing assets at March 31, 2022, and December 31, 2021, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2022, and December 31, 2021, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$848	$—	$848	$—	$—	$—		$848
Other investments (b)	722	6	—	639	77	—		722
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	114	—	114	—	—	—		114
Derivative assets - trading (b)	2,640	92	2,937	44	—	(433)	(f)	2,640
Fair value - OCI
Securities available for sale (b)	43,681	—	43,681	—	—	—		43,681
Derivative assets - hedging (b)(g)	99	—	(4)	—	—	103	(f)	99
Amortized cost
Held-to-maturity securities (c)	6,871	—	6,687	—	—	—		6,687
Loans, net of unearned income (d)	105,484	—	—	104,242	—	—		104,242
Loans held for sale (b)	1,056	—	—	1,056	—	—		1,056
Other
Cash and other short-term investments (a)	4,565	4,565	—	—	—	—		4,565
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$609	$85	$3,242	$9	$—	$(2,727)	(f)	$609
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(11)	—	(49)	—	—	38	(f)	(11)
Amortized cost
Time deposits (e)	3,570	—	3,576	—	—	—		3,576
Short-term borrowings (a)	2,821	69	2,752	—	—	—		2,821
Long-term debt (e)	10,814	10,146	685	—	—	—		10,831
Other
Deposits with no stated maturity (a)	145,093	—	145,093	—	—	—		145,093

	December 31, 2021
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$701	$—	$701	$—	$—	$—		$701
Other investments (b)	639	24	—	543	72	—		639
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	281	—	281	—	—	—		281
Derivative assets - trading (b)	1,887	$71	2,096	40	—	(320)	(f)	1,887
Fair value - OCI
Securities available for sale (b)	45,364	—	45,364	—	—	—		45,364
Derivative assets - hedging (b)(g)	75	—	39	—	—	36	(f)	75
Amortized cost
Held-to-maturity securities (c)	7,539	—	7,665	—	—	—		7,665
Loans, net of unearned income (d)	100,782	—	—	100,428	—	—		100,428
Loans held for sale (b)	2,448	—	—	2,448	—	—		2,448
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	11,923	11,923	—	—	—	—		11,923
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$157	$66	$1,610	$7	$—	$(1,526)	(f)	$157
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	4	—	—	—	(f)	4
Amortized cost
Time deposits (e)	3,858	—	3,866	—	—	—		3,866
Short-term borrowings (a)	761	75	686	—	—	—		761
Long-term debt (e)	12,042	11,813	705	—	—	—		12,518
Other
Deposits with no stated maturity (a)	148,714	—	148,714	—	—	—		148,714

Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within our 2021 Form 10-K Note 6 (“Fair Value Measurements”). Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.
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
(e)Fair values of time deposits and long-term debt classified as Level 2 are based on discounted cash flows utilizing relevant market inputs.
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
(g)Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 113 of our 2021 Form 10-K.

Discontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $531 million ($457 million at fair value) at March 31, 2022, and $567 million ($486 million at fair value) at December 31, 2021;
•Portfolio loans at fair value of $2 million at March 31, 2022, and $2 million at December 31, 2021.

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

	March 31, 2022				December 31, 2021
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$10,054	$—	$416	$9,638	$9,573	$—	$101	$9,472
Agency residential collateralized mortgage obligations	22,255	3	1,619	20,639	21,430	99	410	21,119
Agency residential mortgage-backed securities	5,075	9	340	4,744	5,137	37	52	5,122
Agency commercial mortgage-backed securities	9,172	27	540	8,659	9,753	188	290	9,651
Other securities	1	—	—	1	—	—	—	—
Total securities available for sale	$46,557	$39	$2,915	$43,681	$45,893	$324	$853	$45,364
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$1,983	$—	$67	$1,916	$2,196	$33	$—	$2,229
Agency residential mortgage-backed securities	152	—	3	150	164	6	—	170
Agency commercial mortgage-backed securities	2,549	7	32	2,524	2,678	118	—	2,796
Asset-backed securities (c)	2,172	—	89	2,082	2,485	—	31	2,454
Other securities	15	—	—	15	16	—	—	16
Total held-to-maturity securities	$6,871	$7	191	$6,687	$7,539	$157	$31	$7,665

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At March 31, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $64 million and $14 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $59 million and $15 million, respectively.
(c)Includes $2.2 billion of securities as of March 31, 2022, and $2.5 billion of securities as of December 31, 2021, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2022, and December 31, 2021.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
March 31, 2022
Securities available for sale:
U.S Treasury, agencies, and corporations	$8,800	$394		$589	$22		$9,389	$416
Agency residential collateralized mortgage obligations	16,751	1,138		3,460	480		20,211	1,618
Agency residential mortgage-backed securities	3,196	220		1,107	120		4,303	340
Agency commercial mortgage-backed securities	1,973	58		4,808	482		6,781	540
Held-to-maturity securities:
U.S Treasury, Agencies, and Corporations	—	—		—	—		—	—
States and political subdivisions	—	—		—	—		—	—
Agency residential collateralized mortgage obligations	1,905	67		—	—		1,905	67
Agency residential mortgage-backed securities	150	3	(a)	—	—		150	3
Agency commercial mortgage-backed securities	1,393	32	(a)	—	—		1,393	32
Asset-backed securities	2,081	89		1	—	(a)	2,082	89
Other securities	7	—	(a)	3	—	(a)	10	—
Total securities in an unrealized loss position	$36,256	$2,001		$9,968	$1,104		$46,224	$3,105
December 31, 2021
Securities available for sale:
U.S. Treasury, agencies, and corporations	$9,078	$98		$243	$3		$9,321	$101
Agency residential collateralized mortgage obligations	12,603	315		1,255	95		13,858	410
Agency residential mortgage-backed securities	3,793	49		178	3		3,971	52
Agency commercial mortgage-backed securities	1,645	75		3,834	215		5,479	290
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	96	—	(b)	—	—		96	—
Asset-backed securities	2,450	31		1	—	(b)	2,451	31
Other securities	15	—	(b)	—	—		15	—
Total securities in an unrealized loss position	$29,680	$568		$5,511	$316		$35,191	$884

(a)At March 31, 2022, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months and asset-backed securities and other securities held-to-maturity with a loss duration of 12 months or longer.
(b)At December 31, 2021, gross unrealized losses totaled less than $1 million for other securities held-to-maturity and agency residential collateralized mortgage obligations held-to-maturity with a loss duration of less than 12 months. At December 31, 2021, gross unrealized losses totaled less than $1 million for asset backed securities held-to-maturity with a loss duration greater than 12 months or longer.

Based on our evaluation at March 31, 2022, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At March 31, 2022, securities available for sale and held-to-maturity securities totaling $14.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

March 31, 2022	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$275	$277	$39	$40
Due after one through five years	17,642	16,993	4,861	4,717
Due after five through ten years	24,290	22,448	1,971	1,930
Due after ten years	4,350	3,963	—	—
Total	$46,557	$43,681	$6,871	$6,687

7. Derivatives and Hedging Activities

We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. The primary derivatives that we use are interest rate swaps, caps, floors, forwards, and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in our loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs.

At March 31, 2022, after taking into account the effects of bilateral collateral and master netting agreements, we had $99 million of derivative assets and $11 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $2.6 billion and derivative liabilities of $609 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 113 of our 2021 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2022, and December 31, 2021. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	March 31, 2022			December 31, 2021
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$35,791	$(4)	$(49)	$38,654	$39	$4
Derivatives not designated as hedging instruments:
Interest rate	75,463	335	611	72,088	768	249
Foreign exchange	9,125	102	96	9,073	81	76
Commodity	17,643	2,613	2,613	14,151	1,330	1,335
Credit	204	1	6	465	1	12
Other (a)	2,813	22	10	3,330	27	11
Total	105,248	3,073	3,336	99,107	2,207	1,683
Netting adjustments (b)	—	(330)	(2,689)	—	(284)	(1,526)
Net derivatives in the balance sheet	141,039	2,739	598	137,761	1,962	161
Other collateral (c)	—	—	—	—	(1)	—
Net derivative amounts	$141,039	$2,739	$598	$137,761	$1,961	$161

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

Fair value hedges. During the three months ended March 31, 2022, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2022, and December 31, 2021, related to cumulative basis adjustments for fair value hedges.

	March 31, 2022
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$7,454	$(102)
Interest rate contracts	Securities Available for Sale(c)	2,805	119

	December 31, 2021
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$7,553	$138
Interest rate contracts	Securities Available for Sale(c)	6,280	134
(a)The carrying amount represents the portion of the liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $7 million and $7 million at March 31, 2022, and December 31, 2021, respectively,
(c)These amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At March 31, 2022, and December 31, 2021, the amortized costs of the closed portfolios in these hedging relationships was $3.5 billion and $7.7 billion, respectively.

Cash flow hedges. During the three-month period ended March 31, 2022, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2022, we expect to reclassify an estimated $124 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2022, the maximum length of time over which we hedge forecasted transactions is 5.42 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2022, and March 31, 2021.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended March 31, 2022
Total amounts presented in the consolidated statement of income	$49	$837	$173	$163

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$240	$—	$(276)	$—
Recognized on derivatives designated as hedging instruments	(216)	—	282	—
Net income (expense) recognized on fair value hedges	$24	$—	$6	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$64	$—	$2
Net income (expense) recognized on cash flow hedges	$(1)	$64	$—	$2

Three months ended March 31, 2021
Total amounts presented in the consolidated statement of income	$60	$889	$130	$162

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$204	$—	$(266)	$—
Recognized on derivatives designated as hedging instruments	(166)	—	267	—
Net income (expense) recognized on fair value hedges	$38	$—	$1	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$89	$—	$1
Net income (expense) recognized on cash flow hedges	$(1)	$89	$—	$1

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2022, and March 31, 2021, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended March 31, 2022
Cash Flow Hedges
Interest rate	$(670)	Interest income — Loans	$64
Interest rate	3	Interest expense — Long-term debt	(1)
Interest rate	9	Investment banking and debt placement fees	2
Total	$(658)		$65
Three months ended March 31, 2021
Cash Flow Hedges
Interest rate	$(203)	Interest income — Loans	$89
Interest rate	3	Interest expense — Long-term debt	(1)
Interest rate	10	Investment banking and debt placement fees	1
Total	$(190)		$89

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2022, and March 31, 2021, and where they are recorded on the income statement.

	Three months ended March 31, 2022				Three months ended March 31, 2021
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$13	$—	$9	$22	$6	$—	$—	$6
Foreign exchange	13	—	—	13	11	—	—	11
Commodity	5	—	—	5	4	—	—	4
Credit	2	—	(10)	(8)	5	—	(9)	(4)
Other	—	(4)	7	3	—	1	(22)	(21)
Total net gains (losses)	$33	$(4)	$6	$35	$26	$1	$(31)	$(4)

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $149 million was netted against derivative assets on the balance sheet at March 31, 2022, compared to $100 million of cash collateral netted against derivative assets at December 31, 2021. The cash collateral netted against derivative liabilities totaled $2.2 billion at March 31, 2022, and $1.1 billion at December 31, 2021. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	March 31, 2022	December 31, 2021
Interest rate	$241	$696
Foreign exchange	42	31
Commodity	2,285	1,108
Credit	—	—
Other	22	27
Derivative assets before collateral	2,590	1,862
Plus(Less): Related collateral	149	100
Total derivative assets	$2,739	$1,962

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2022, we had gross exposure of $209 million to broker-dealers and banks. We had net exposure of $305 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $303 million after considering $2 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $19 million at March 31, 2022. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At March 31, 2022, we had gross exposure of $2.6 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $2.4 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $5 million as of March 31, 2022, and $11 million as of December 31, 2021. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2022, and December 31, 2021. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2022			December 31, 2021
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$75	15.08	4.02%	$149	13.86	3.15%
Total credit derivatives sold	$75	—	—	$149	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2022, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $2.3 billion, which was comprised of $265 million in derivative assets and $2.6 billion in derivative liabilities. We had $2.3 billion in cash and securities collateral posted to cover those positions as of March 31, 2022. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2022.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2022, and December 31, 2021. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2022, and December 31, 2021, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of March 31, 2022, and December 31, 2021. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2022		December 31, 2021
Dollars in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$3	$3
Two rating downgrades	2	2	3	3
Three rating downgrades	2	2	3	3

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2022, and December 31, 2021. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2022, or December 31, 2021, payments of $4 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2022, or December 31, 2021, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans from other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 114 of our 2021 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2022	2021
Balance at beginning of period	$634	$578
Servicing retained from loan sales	30	29
Purchases	11	7
Amortization	(31)	(29)
Temporary (impairments) recoveries	—	3
Balance at end of period	$644	$588
Fair value at end of period	$846	$682

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2022, and March 31, 2021, along with the valuation techniques, are shown in the following table:

dollars in millions		March 31, 2022			March 31, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.12%	1.01%	2.00%	1.18%
	Residual cash flows discount rate	8.34%	10.32%	9.52%	7.42%	10.59%	9.20%
	Escrow earn rate	2.06%	2.49%	2.31%	0.94%	1.22%	1.10%
	Loan assumption rate	—%	1.64%	1.29%	—%	1.75%	1.44%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $67 million for the three-month period ended March 31, 2022, and $61 million for the three-month period ended March 31, 2021. This fee income was offset by $31 million of amortization for the three-month period ended March 31, 2022, and $29 million for the three-month period ended March 31, 2021. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2022	2021
Balance at beginning of period	$93	$58
Servicing retained from loan sales	11	11
Purchases	—	—
Amortization	(4)	(5)
Temporary (impairments) recoveries	1	8
Balance at end of period	$101	$72
Fair value at end of period	$116	$77

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2022, and March 31, 2021, along with the valuation techniques, are shown in the following table:

		March 31, 2022			March 31, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	5.84%	59.51%	8.82%	10.55%	50.81%	12.82%
	Discount rate	7.50%	8.52%	7.53%	7.51%	8.63%	7.55%
	Servicing cost	$62.00	$8,075	$67.46	$62.00	$4,375	$72.48
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

The amortization of servicing assets for March 31, 2022, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $10 million for the three-month period ended March 31, 2022, and $10 million for the three-month period ended March 31, 2021. This fee income was offset by $4 million of amortization for the three-month period ended March 31, 2022, and $5 million for the three-month period ended March 31, 2021. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 149 of our 2021 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
Dollars in millions	2022	2021
Sales-type and direct financing leases
Interest income on lease receivable	$16	$23
Interest income related to accretion of unguaranteed residual asset	4	2
Total sales-type and direct financing lease income	20	25
Operating leases
Operating lease income related to lease payments	29	32
Other operating leasing gains	4	6
Total operating lease income and other leasing gains	32	38
Total lease income	$52	$63

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. A quantitative or qualitative testing approach may be used. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 114 of our 2021 Form 10-K.

The fair values of each reporting unit are estimated using a combination of market and income approaches. In our latest quantitative test as of October 1, 2021, the income approach utilized discounted cash flow projections for each reporting unit. The market approach consisted primarily of public company metrics but also utilized recent transactions in the financial services industry. The carrying amounts of Key’s reporting units represent the combination of regulatory and economic equity for goodwill impairment testing and management reporting purposes.

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT MARCH 31, 2021	$1,761	$912	$2,673
XUP acquisition	—	20	20
BALANCE AT BALANCE AT DECEMBER 31, 2021	$1,761	$932	$2,693
XUP acquisition measurement period adjustment	—	1	1
BALANCE AT MARCH 31, 2022	$1,761	$933	$2,694

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 153 of our 2021 Form 10-K.

LIHTC investments. We had $1.6 billion and $1.6 billion of investments in LIHTC operating partnerships at March 31, 2022, and December 31, 2021, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2022, and December 31, 2021, we had liabilities of $675 million and $675 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2022, and December 31, 2021. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 153 of our 2021 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2022
LIHTC investments	$7,816	$3,265	$2,005
December 31, 2021
LIHTC investments	$7,839	$3,252	$1,985

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2022, we recognized $46 million of amortization and $45 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2021, we recognized $50 million of amortization and $47 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $44 million and $45 million at March 31, 2022, and December 31, 2021, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2022, and December 31, 2021.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2022
Indirect investments	$8,277	$232	$55
December 31, 2021
Indirect investments	$8,437	$178	$57

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2022, and December 31, 2021, that can be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2022, and December 31, 2021, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 130 and in Note 13 (“Variable Interest Entities “) beginning on page 153 of our 2021 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at March 31, 2022, and December 31, 2021. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our balance sheet. Of the total balance as of March 31, 2022, $2.2 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 155 of our 2021 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
March 31, 2022
Other unconsolidated VIEs	$2,523	$1
December 31, 2021
Other unconsolidated VIEs	$2,827	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 16.7% for the first quarter of 2022 and 19.4% for the first quarter of 2021. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At March 31, 2022, we had a net deferred tax asset of $801 million, compared to a net deferred tax asset of $189 million at December 31, 2021, which are included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $12 million at March 31, 2022, and $12 million at December 31, 2021. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At March 31, 2022, Key’s unrecognized tax benefits were $46 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Acquisition and Discontinued Operations

Acquisitions

XUP Payments. On November 19, 2021, KeyBank acquired XUP Payments, a B2B focused digital platform. The acquisition was accounted for as a business combination. As a result of the acquisition, we recognized goodwill of $20.6 million and no separately identified intangible assets were recorded. Other acquired assets and liabilities of XUP were immaterial. The valuation was final as of March 31, 2022.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2022, and December 31, 2021, approximately $531 million and $567 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 of our 2021 Form 10-K.

The following table summarizes our securities financing agreements at March 31, 2022, and December 31, 2021:

	March 31, 2022				December 31, 2021
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$4	$(4)	$—	—	$11	$(6)	$(5)	—
Securities borrowed	500	—	(500)	—	500	—	(500)	—
Total	$504	$(4)	$(500)	—	$511	$(6)	$(505)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$598	$(4)	$(594)	—	$173	$(6)	$(167)	—
Total	$598	$(4)	$(594)	—	$173	$(6)	$(167)	—

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

As of March 31, 2022, the carrying amount of assets pledged as collateral against repurchase agreements totaled $243 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At March 31, 2022, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $594 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 161 of our 2021 Form 10-K.

	Three months ended March 31,
Dollars in millions	2022	2021
Interest cost on PBO	$7	$6
Expected return on plan assets	(7)	(7)
Amortization of losses	4	5
Settlement loss	—	—
Net pension cost	$4	$4

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2022
KeyCorp Capital I	$156	$6	$162	0.954%	2028
KeyCorp Capital II	126	4	130	6.875	2029
KeyCorp Capital III	97	4	101	7.750	2029
HNC Statutory Trust III	20	1	21	1.880	2035
Willow Grove Statutory Trust I	20	1	21	1.579	2036
HNC Statutory Trust IV	17	1	18	2.136	2037
Westbank Capital Trust II	8	—	8	3.118	2034
Westbank Capital Trust III	8	—	8	3.118	2034
Total	$452	$17	$469	4.251%	—

December 31, 2021	$466	$17	$483	4.271%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $38 million at March 31, 2022, and $52 million at December 31, 2021. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $38 million at March 31, 2022, and $52 million at December 31, 2021. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2022. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2021 Form 10-K.

March 31, 2022	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$3,722	$85
Recourse agreement with FNMA	6,570	26
Residential mortgage reserve	3,221	15
Written put options (a)	3,836	125
Total	$17,349	$251

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2022, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2021 Form 10-K.

Standby letters of credit. At March 31, 2022, our standby letters of credit had a remaining weighted-average life of 1.8 years, with remaining actual lives ranging from less than 1 year to as many as 12.7 years.

Recourse agreement with FNMA. At March 31, 2022, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $21.5 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30.6% of the principal balance of loans outstanding at March 31, 2022. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At March 31, 2022, the unpaid principal balance outstanding of loans sold by us in this program was $10.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2022.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the balance sheet, was $15 million at March 31, 2022. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At March 31, 2022, our written put options had an average life of 2.2 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 173 of our 2021 Form 10-K.

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2022, and March 31, 2021, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(1,784)	(511)	(1)	(2,296)
Amounts reclassified from AOCI, net of income taxes (a)	—	(50)	3	(47)
Net current-period other comprehensive income, net of income taxes	(1,784)	(561)	2	(2,343)
Balance at March 31, 2022	$(2,187)	$(473)	$(269)	$(2,929)

Balance at December 31, 2020	$567	$476	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(628)	58	(1)	(571)
Amounts reclassified from AOCI, net of income taxes (a)	—	(68)	4	(64)
Net current-period other comprehensive income, net of income taxes	(628)	(10)	3	(635)
Balance at March 31, 2021	$(61)	$466	$(302)	$103

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2022, and March 31, 2021, are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2022	2021
Unrealized gains (losses) on derivative financial instruments
Interest rate	$64	$89	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	2	1	Investment banking and debt placement fees
	65	89	Income (loss) from continuing operations before income taxes
	15	21	Income taxes
	$50	$68	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(5)	Other expense
	(4)	(5)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(3)	$(4)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. During the first quarter of 2022, activity under this authorization was limited to repurchases related to employee equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.195 per Common Share for the first quarter of 2022. Common Share repurchases and Common Share dividends paid during the first quarter are consistent with the Federal Reserve’s first quarter capital distribution limitations.

Preferred Stock

The following table summarizes our preferred stock at March 31, 2022.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2022 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

20. Business Segment Reporting

The following is description of the segments and their primary businesses at March 31, 2022.

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

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2022, and March 31, 2021. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2022	2021	2022	2021	2022	2021	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$543	$607	$415	$411	$62	$(6)	$1,020	$1,012
Noninterest income	256	257	395	447	25	34	676	738
Total revenue (TE) (a)	799	864	810	858	87	28	1,696	1,750
Provision for credit losses	43	(23)	41	(67)	(1)	(3)	83	(93)
Depreciation and amortization expense	21	18	31	34	18	23	70	75
Other noninterest expense	642	583	386	409	(28)	4	1,000	996
Income (loss) from continuing operations before income taxes (TE)	93	286	352	482	98	4	543	772
Allocated income taxes and TE adjustments	23	69	69	99	4	(14)	96	154
Income (loss) from continuing operations	70	217	283	383	94	18	447	618
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	4	1	4
Net income (loss)	70	217	283	383	95	22	448	622
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$70	$217	$283	$383	$95	$22	$448	$622

AVERAGE BALANCES (b)
Loans and leases	$38,637	$39,249	$64,701	$61,221	$424	$258	$103,762	$100,728
Total assets (a)	41,814	42,476	74,860	70,448	65,915	59,309	182,589	172,233
Deposits	91,468	85,033	57,289	51,894	1,406	813	150,163	137,740
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$22	$36	$11	$78	$—	$—	$33	$114
Return on average allocated equity (b)	7.91%	25.74%	13.21%	17.41%	8.47%	1.35%	10.80%	14.11%
Return on average allocated equity	7.91	25.74	13.21	17.41	8.56	1.64	10.83	14.20
Average full-time equivalent employees (c)	7,899	8,284	2,402	2,258	6,809	6,544	17,110	17,086
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2022, and March 31, 2021. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended March 31, 2022			Three months ended March 31, 2021
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$106	$18	$124	$101	$18	$119
Investment banking and debt placement fees	—	109	109	—	79	79
Services charges on deposit accounts	55	36	91	39	34	73
Cards and payments income	42	36	78	43	61	104
Other noninterest income	2	—	2	3	1	4
Total revenue from contracts with customers	$205	$199	$404	$186	$193	$379

Other noninterest income (a)			$247			$325
Noninterest income from Other(b)			25			34
Total noninterest income			$676			$738

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

We had no material contract assets or contract liabilities as of March 31, 2022, and March 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2022

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

Item 1A.     Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-27 of our 2021 Form 10-K; Part I, Item 1A. Risk Factors, on pages 27-40 of our 2021 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective the third quarter of 2021 through the third quarter of 2022.

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2022. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three months ended March 31, 2022.

Calendar month	Total number of shares purchased (a)	Average price paid per share(b)	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
January 1 - 31	1,082	24.95	1,082	790,229,315
February 1 - 28	1,689,728	25.65	1,689,728	746,889,389
March 1 - 31	16,524	23.05	16,524	746,508,468
Total	1,707,334	$25.62	1,707,334

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)For Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations, the closing stock price on the day of the transaction is utilized in determining average price paid per share.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2021. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Clevleand, OH 44114-1306.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2021 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

May 4, 2022	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)