Form 10-Q
period 2022-06-30
KEYCORP /NEW/
filed 2022-08-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	932,658,580 shares
Title of class	Outstanding at July 29, 2022

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2022, and June 30, 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

We achieved positive operating leverage for the quarter. Revenues were up 6% quarter over quarter driven by growth in net interest income, reflecting strong loan growth. Our expense levels reflect the variable cost structure of the business as well as investments for future growth.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

We believe our strong risk management practices and disciplined underwriting continue to strengthen our credit quality. Net charge-offs to average loans remain at low levels, and we continue to see lower nonperforming loan levels.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

We remain committed to our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares. During the second quarter of 2022, the Board declared a dividend of $.195 per Common Share.

Strategic developments

Our actions and results during the second quarter of 2022 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 47 of our 2021 Form 10-K.

•We continued the momentum of strong loan growth across both our consumer and commercial businesses as we continue to add clients and support our existing relationships.
•During the second quarter of 2022, we closed on the acquisition of GradFin, highlighting our commitment to accelerate growth through targeted investments in digital, niche businesses.
•We continued to expand targeted client relationships as Laurel Road extended product and service offerings for healthcare professionals, including nurses.
•We have expanded our climate commitments by investing in sustainable finance initiatives and joining the Partnership for Carbon Accounting Financials.
•Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the second quarter, the Board of Directors announced a Common Share dividend of $.195 per Common Share.

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

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, and public finance. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At June 30, 2022, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp June 30, 2022 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.2%
Tier 1 Capital	6.0	2.5	8.5	10.4
Total Capital	8.0	2.5	10.5	12.0
Leverage (a)	4.0	N/A	4.0	8.6
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

As of June 30, 2022, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

On June 23, 2022, the Federal Reserve announced the results of the supervisory stress test that it conducted of 34 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that all BHCs subject to the stress test maintained capital ratios above the minimum required levels under the severely adverse scenario. The stress test results for individual BHCs will be used to determine a BHC’s stress capital buffer requirement, which will be effective on October 1, 2022, and will remain in effect until September 30, 2023, unless the firm later receives an updated stress capital buffer requirement from the Federal Reserve. It is expected that the Federal Reserve will announce the final stress capital buffer requirement for each firm subject to the supervisory stress test by August 31, 2022.

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other recent developments concerning capital planning and stress testing requirements.

Liquidity requirements

See Item. 1 Business of our 2021 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

Deposit insurance and assessments

On June 21, 2022, the FDIC issued for public comment a proposal to increase the initial base deposit insurance assessment rates paid by all insured depository institutions by two basis points and to amend the Restoration Plan it had adopted on September 15, 2020, to incorporate the proposed increase in rates. The FDIC indicated that it was taking these actions in order to restore the DIF reserve ratio to the required minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the FDIC’s proposal, the increase in rates would begin with the first quarterly assessment period of 2023 and would remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. Comments on the proposal are due by August 20, 2022. If the proposed increase in the assessment rates is adopted, it will apply to KeyBank.

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability” for a discussion of other recent developments concerning deposit insurance and assessments.

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

Federal LIBOR transition legislation

On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act, 2022, which contains the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act addresses certain issues relating to the transition from the use of LIBOR as a benchmark reference rate in contracts to the use of alternate reference rates. Among other things, the LIBOR Act (i) provides for the replacement, by operation of law, of LIBOR with a SOFR-based reference rate selected by the Federal Reserve for contracts which do not have effective fallback language; (ii) authorizes persons who have discretionary authority for selecting a LIBOR replacement to opt into a statutory safe harbor from liability by selecting the benchmark identified by the Federal Reserve; (iii) states that parties to a contract may opt out of the LIBOR Act; and (iv) provides that no federal supervisory agency may take supervisory action against a bank solely because the bank uses a benchmark rate other than SOFR. The LIBOR Act directs the Federal Reserve to promulgate regulations to implement this legislation by 180 days after the date of enactment.

On July 19, 2022, the Federal Reserve issued for public comment a proposed rule to implement the LIBOR Act. The proposed rule would establish Federal Reserve-selected benchmark replacements for contracts governed by federal or state law that use LIBOR as a benchmark reference rate but do not provide for a clearly defined or practicable replacement after June 30, 2023, when LIBOR will no longer be available in its current form. The proposal identifies separate Federal Reserve-selected replacement rates for derivative transactions, consumer loans, contracts where a government sponsored enterprise is a party, and all other affected contracts. Consistent with the LIBOR Act, each proposed replacement rate would be based on SOFR and would incorporate spread adjustments for each specified tenor of LIBOR. The proposed rule would also define various terms and provide clarification of certain provisions of the LIBOR Act. In addition to asking for comment on all aspects of the proposed rule, the Federal Reserve asked for comment on a series of questions related to the proposal. Comments are due by 30 days after publication of the proposed rule in the Federal Register.

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

On March 21, 2022, the SEC issued for public comment a proposal to amend its rules under the Securities Act of 1933 and the Securities Exchange Act of 1934 to require public companies (including KeyCorp) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the proposal would require public companies to disclose information about (i) climate-related risks that are reasonably likely to have a material impact on the company’s business or financial statements over the short-, medium- or long-term; (ii) the actual and potential impacts of such risks on the company’s strategy, business model, and outlook; (iii) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing such risks; (iv) the impact of climate-related events and transitional activities on line items in the company’s consolidated financial statements as well as the financial estimates and assumptions used in the financial statements; and (v) the company’s direct greenhouse gas emissions, indirect emissions from purchased energy, and, if material, indirect emissions from the company’s value chain (which may include financed emissions in a bank’s loan portfolio). The financial services industry has not yet adopted a standardized methodology for banks to use to quantitatively measure indirect emissions from a bank’s value chain, such as financed emissions. Accordingly, this proposal would require many banks to quantify and disclose financed emissions on a comprehensive scale for the first time. Comments on the SEC’s proposal were originally due by May 20, 2022. The comment period was extended to June 17, 2022.

Computer-Security Incident Notification Requirements

On November 23, 2021, the federal banking agencies published a final rule that establishes computer-security incident notification requirements for banking organizations (including banks and BHCs) and bank service providers. The final rule requires a banking organization to notify its primary federal regulator as soon as possible and no later than 36 hours after the banking organization determines that a computer-security incident that rises to the level of a notification incident has occurred. A notification incident includes, among other things, a computer-security incident that materially disrupts or degrades, or is reasonable likely to materially disrupt or degrade, a banking organization’s operations or activities or its ability to deliver products or services to a material portion of its customer base. The final rule also requires a bank service provider to notify a banking organization of certain material disruptions in services provided to the banking organization. The final rule became effective on April 1, 2022, and has a compliance date of May 1, 2022. The final rule applies to KeyBank and KeyCorp.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2021, to the three months ended June 30, 2022 (dollars in millions):
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

Figure 3 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates for the current periods and comparative year ago periods. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing annualized TE net interest income by average earning assets.
Net interest income (TE) was $1.1 billion for the second quarter of 2022 and the net interest margin was 2.61%. Compared to the second quarter of 2021, net interest income increased $81 million and net interest margin increased by nine basis points. Net interest income (TE) and net interest margin benefited from higher earning asset balances, a favorable balance sheet mix, and higher interest rates. Net interest income (TE) and net interest margin were negatively impacted by the exit of the indirect auto loan portfolio and lower loan fees from the Paycheck Protection Program ("PPP")

For the six months ended June 30, 2022, net interest income (TE) increased $89 million from the same period last year and net interest margin decreased by three basis points. Net interest income (TE) and the net interest margin benefited from higher earning asset balances and a favorable balance sheet mix, higher interest rates, and lower interest-bearing deposit costs. Net interest income (TE) and the net interest margin were negatively impacted by the exit of the indirect auto loan portfolio and lower loan fees from the PPP.
Average loans were $109.1 billion for the second quarter of 2022, an increase of $8.3 billion compared to the second quarter of 2021. Commercial loans increased $4.2 billion, reflecting strength in commercial mortgage real estate loans and core commercial and industrial loans, which mitigated the impact of a $6.8 billion decline in PPP balances. Consumer loans increased $4.1 billion, due to strength from Key's consumer mortgage business and Laurel Road, partly offset by the sale of the indirect auto loan portfolio.

Average deposits totaled $147.5 billion for the second quarter of 2022, an increase of $3.1 billion compared to the year-ago quarter. The increase reflects growth from consumer and commercial relationships, including higher commercial escrow and retail deposits, partially offset by a decline in time deposits.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(h)

	Three months ended June 30, 2022			Three months ended June 30, 2021			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$53,858	$449	3.34%	$51,808	$450	3.48%	$17	$(18)	$(1)
Real estate — commercial mortgage	15,231	136	3.58	12,825	117	3.67	22	(3)	19
Real estate — construction	2,125	20	3.81	2,149	20	3.68	—	—	—
Commercial lease financing	3,817	24	2.47	4,060	30	2.98	(2)	(4)	(6)
Total commercial loans	75,031	629	3.36	70,842	617	3.49	37	(25)	12
Real estate — residential mortgage	18,383	131	2.85	11,055	81	2.92	52	(2)	50
Home equity loans	8,208	78	3.83	9,089	85	3.76	(8)	1	(7)
Consumer direct loans	6,514	68	4.19	4,910	57	4.69	17	(6)	11
Credit cards	943	24	10.20	908	22	9.79	1	1	2
Consumer indirect loans	59	—	—	4,010	32	3.19	(16)	(16)	(32)
Total consumer loans	34,107	301	3.53	29,972	277	3.71	46	(22)	24
Total loans	109,138	930	3.41	100,814	894	3.56	83	(47)	36
Loans held for sale	1,107	10	3.49	1,616	11	2.60	(4)	3	(1)
Securities available for sale (b), (e)	43,023	188	1.60	33,623	133	1.57	40	15	55
Held-to-maturity securities (b)	7,291	48	2.65	6,452	45	2.75	6	(3)	3
Trading account assets	854	7	3.45	837	5	2.56	—	2	2
Short-term investments	3,591	13	1.45	18,817	6.13		(8)	15	7
Other investments (e)	800	4	2.27	622	2	1.02	1	1	2
Total earning assets	165,804	1,200	2.83	162,781	1,096	2.70	118	(14)	104
Allowance for loan and lease losses	(1,103)			(1,442)
Accrued income and other assets	18,826			16,531
Discontinued assets	505			650
Total assets	$184,032			$178,520

LIABILITIES
NOW and money market deposit accounts	$85,389	18.08		$83,981	9.05		—	9	9
Savings deposits	7,891	—	.01	6,859	1.03		—	(1)	(1)
Certificates of deposit ($100,000 or more)	1,487	1.44		2,212	4.72		(1)	(2)	(3)
Other time deposits	1,972	1.13		2,630	2.38		—	(1)	(1)
Total interest-bearing deposits	96,739	20.08		95,682	16.07		(1)	5	4
Federal funds purchased and securities sold under repurchase agreements	2,792	6.88		251	—	.02	—	—	—
Bank notes and other short-term borrowings	1,943	9	1.77	744	3	1.19	5	1	6
Long-term debt (f), (g)	12,662	61	1.92	11,978	54	1.79	3	4	7
Total interest-bearing liabilities	114,136	96.34		108,655	73.27		7	10	17
Noninterest-bearing deposits	50,732			48,640
Accrued expense and other liabilities	4,261			2,716
Discontinued liabilities (g)	505			650
Total liabilities	169,634			160,661
EQUITY
Key shareholders’ equity	14,398			17,859
Noncontrolling interests	—			—
Total equity	14,398			17,859
Total liabilities and equity	$184,032			$178,520

Interest rate spread (TE)			2.50%			2.43%
Net interest income (TE) and net interest margin (TE)		1,104	2.61%		1,023	2.52%	$111	$(24)	87
TE adjustment (b)		7			6
Net interest income, GAAP basis		$1,097			$1,017

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2022, and June 30, 2021.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $153 million and $132 million of assets from commercial credit cards for the three months ended June 30, 2022, and June 30, 2021, respectively.
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

	Six months ended June 30, 2022			Six months ended June 30, 2021			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$52,723	$858	3.28%	$52,194	$902	3.49%	$9	$(53)	$(44)
Real estate — commercial mortgage	14,910	257	3.48	12,742	232	3.67	38	(13)	25
Real estate — construction	2,076	37	3.60	2,099	39	3.71	—	(2)	(2)
Commercial lease financing	3,879	48	2.44	4,101	61	2.99	(3)	(10)	(13)
Total commercial loans	73,588	1,200	3.28	71,136	1,234	3.49	44	(78)	(34)
Real estate — residential mortgage	17,352	243	2.80	10,380	154	2.97	98	(9)	89
Home equity loans	8,276	153	3.72	9,189	173	3.79	(17)	(3)	(20)
Consumer direct loans	6,236	129	4.18	4,864	113	4.70	29	(13)	16
Credit cards	938	48	10.28	920	46	10.12	1	1	2
Consumer indirect loans	75	—	—	4,288	69	3.25	(34)	(35)	(69)
Total consumer loans	32,877	573	3.49	29,641	555	3.77	77	(59)	18
Total loans	106,465	1,773	3.35	100,777	1,789	3.58	121	(137)	(16)
Loans held for sale	1,295	22	3.40	1,574	22	2.74	(4)	4	—
Securities available for sale (b), (e)	43,968	361	1.55	31,841	263	1.66	100	(2)	98
Held-to-maturity securities (b)	7,239	94	2.59	6,818	90	2.63	5	(1)	4
Trading account assets	848	13	3.10	842	10	2.35	—	3	3
Short-term investments	5,447	17.65		17,670	11.13		(12)	18	6
Other investments (e)	726	6	1.82	618	4	1.21	1	1	2
Total earning assets	165,988	2,286	2.72	160,140	2,189	2.75	210	(113)	97
Allowance for loan and lease losses	(1,080)			(1,532)
Accrued income and other assets	18,152			16,463
Discontinued assets	522			668
Total assets	$183,582			$175,739

LIABILITIES
NOW and money market deposit accounts	$86,943	29.07		$82,717	20.05		1	8	9
Savings deposits	7,746	1.01		6,533	1.03		—	—	—
Certificates of deposit ($100,000 or more)	1,562	3.44		2,390	10.85		(3)	(4)	(7)
Other time deposits	2,035	1.14		2,766	6.48		(1)	(4)	(5)
Total interest-bearing deposits	98,286	34.07		94,406	37.08		(3)	—	(3)
Federal funds purchased and securities sold under repurchase agreements	1,547	6.81		247	—	.03	—	—	—
Bank notes and other short-term borrowings	1,327	12	1.82	811	4.89		3	5	8
Long-term debt (f), (g)	11,751	110	1.86	12,402	114	1.85	(6)	2	(4)
Total interest-bearing liabilities	112,911	162.29		107,866	155.29		(5)	6	1
Noninterest-bearing deposits	50,523			46,638
Accrued expense and other liabilities	4,043			2,753
Discontinued liabilities (g)	522			668
Total liabilities	167,999			157,925
EQUITY
Key shareholders’ equity	15,583			17,814
Noncontrolling interests	—			—
Total equity	15,583			17,814
Total liabilities and equity	$183,582			$175,739

Interest rate spread (TE)			2.44%			2.46%
Net interest income (TE) and net interest margin (TE)		2,124	2.53%		2,035	2.56%	$216	$(120)	$96
TE adjustment (b)		13			13
Net interest income, GAAP basis		$2,111			$2,022

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for both the six months ended June 30, 2022, and June 30, 2021.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $147 million and $129 million of assets from commercial credit cards for the six months ended June 30, 2022, and June 30, 2021, respectively.
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

Provision for credit losses
Key’s provision for credit losses was $45 million for the three months ended June 30, 2022, compared to a net benefit of $222 million for the three months ended June 30, 2021. The provision for credit losses was $128 million for the six months ended June 30, 2022, compared to a net benefit of $315 million for the six months ended June 30, 2021. The increase reflects the impact of a reserve release in each respective year-ago period as uncertainty caused by the pandemic subsided.

Noninterest income

As shown in Figure 4, noninterest income was $688 million, and represented 38% of total revenue for the second quarter of 2022, compared to $750 million, representing 42% of total revenue, for the year-ago quarter.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended June 30, 2022, trust and investment services income was up $4 million, or 3.0%, compared to the same period one year ago. For the six months ended June 30, 2022, trust and investment services income was up $7 million, or 2.6%, compared to the same period one year ago. This was primarily due to an increase in commissions based revenue offset by decreases in fees associated with lower assets under management balances.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2022, our bank, trust, and registered investment advisory subsidiaries had assets under management of $49.0 billion, compared to $51.0 billion at June 30, 2021. Assets under management were down compared to June 30, 2021, as shown in Figure 5, due to market impact on portfolios.

Figure 5. Assets Under Administration

Dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Discretionary assets under management by investment type:
Equity	$28,344	$32,270	$33,767	$31,361	$30,952
Securities lending	—	—	—	13	135
Fixed income	12,913	13,414	13,851	13,673	13,384
Money market	4,604	4,481	4,541	4,425	3,266
Total discretionary assets under management	45,861	50,165	52,159	49,472	47,737
Non-discretionary assets under administration	3,142	3,542	3,647	3,395	3,276
Total	$49,003	$53,707	$55,806	$52,867	$51,013

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended June 30, 2022, investment banking and debt placement fees were down $68 million, or 31.3%, compared to the same period a year ago. For the six months ended June 30, 2022, investment banking and debt placement fees decreased $67 million, or 17.7%. The movement reflects the slowdown in capital markets activity.

Service charges on deposit accounts

Service charges on deposit accounts increased $13 million, or 15.7%, for the three months ended June 30, 2022, compared to the same period one year ago. For the six months ended June 30, 2022, service charges on deposit accounts increased by $31 million, or 19.9%, from the six months ended June 30, 2021. The increases were driven by higher gross overdraft fees and lower waiver rates.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, decreased $28 million, or 24.8%, for the three months ended June 30, 2022, compared to the same period one year ago. For the six months ended June 30, 2022, cards and payment income decreased $53 million, or 24.3% from the same period a year ago. These decreases are primarily a result of lower prepaid card activity offset by slight increases in merchant services income.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended June 30, 2022, increased $17 million, or 8.3%, from the year-ago quarter, as a result of an increase in corporate services income from derivative related activities slightly offset by a decrease in consumer mortgage income from lower gains on sale. For the six months ended June 30, 2022, other noninterest income decreased $42 million, or 9.0%, from the same period a year ago, driven by the overall decrease in consumer mortgage income as well as decreases from market adjustments on other investments partially offset by an increase in corporate services income.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the second quarter of 2022, compared to $1.1 billion for the second quarter of 2021. Noninterest expense was $2.1 billion for the six months ended June 30, 2022, as well as for the six months ended June 30, 2021.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense
(a)Other noninterest expense includes equipment, operating lease expense, marketing, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, decreased by $16 million, or 2.6%, for the three months ended June 30, 2022, compared to the same period one year ago. For the six months ended June 30, 2022, personnel expense was down $10 million, or 0.8%, compared to the same period one year ago. The decrease was driven by lower incentive compensation, reflecting lower production related incentives, partially offset by an increase in salaries and contract labor, as a result of higher merit increases and technology contract labor.

Other nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended June 30, 2022, increased $18 million, or 4.0%, from the year-ago quarter, primarily due to an increase in other expense, due to higher travel and entertainment, as well as an increase in computer processing expense. For the six months ended June 30, 2022, other nonpersonnel expense increased $11 million, or 1.2%, from the six months ended June 30, 2021.

Income taxes

We recorded tax expense of $132 million for the second quarter of 2022 and $189 million for the second quarter of 2021. We recorded tax expense of $222 million for the six months ended June 30, 2022, compared to $336 million for the six months ended June 30, 2021.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $107 million for the second quarter of 2022, compared to $257 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $29 million, or 4.8%, compared to the second quarter of 2021, related to the sale of the indirect auto portfolio, partially offset by strong consumer mortgage and Laurel Road balance sheet growth
•Average loans and leases increased $220 million, or 0.5%, from the second quarter of 2021, driven by growth in consumer mortgage and Laurel Road, largely offset by the sale of the indirect auto loan portfolio
•Average deposits increased $2.8 billion, or 3.2%, from the second quarter of 2021, driven by higher retail deposits

•Provision for credit losses increased $78 million compared to the second quarter of 2021, due to a reserve release in the year-ago quarter as uncertainty caused by the pandemic subsided
•Noninterest income increased $1 million, or 0.4%, from the second quarter of 2021, driven by an increase in service charges on deposit accounts, partially offset by a decline in consumer mortgage income, reflecting lower gain on sale margins and higher balance sheet retention
•Noninterest expense increased $92 million, or 15.8%, from the second quarter of 2021, driven by higher salary and employee benefits expense, as well as investments in digital, security, and fraud
Commercial Bank

Summary of operations

•Net income attributable to Key of $315 million for the second quarter of 2022, compared to $432 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $23 million, compared to the second quarter of 2021, reflecting core loan growth in commercial and industrial loans and commercial mortgage real estate loans and higher interest rates, partially offset by lower loan fees from the PPP
•Average loan and lease balances increased $7.9 billion, compared to the second quarter of 2021, reflecting growth in core commercial and industrial loans and commercial mortgage real estate loans, partially offset by a decline in PPP balances
•Average deposit balances increased $50 million, or 0.1%, compared to the second quarter of 2021, driven by growth in targeted relationships and higher commercial escrow deposits, partially offset by outflows in interest-bearing deposits

•Provision for credit losses increased $168 million compared to the second quarter of 2021, due to a reserve release in the year-ago period as uncertainty caused by the pandemic subsided
•Noninterest income decreased $50 million, from the second quarter of 2021, driven by lower investment banking and debt placement fees and lower cards and payments income, partially offset by an increase in corporate services income
•Noninterest expense decreased by $37 million, or 8.2%, from the second quarter of 2021, driven by lower incentive compensation, reflecting a decrease in investment banking and debt placement fees

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at June 30, 2022
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At June 30, 2022, total loans outstanding from continuing operations were $112.4 billion, compared to $101.9 billion at December 31, 2021. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 108 of our 2021 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $77.0 billion at June 30, 2022, an increase of $6.1 billion, or 8.7%, compared to December 31, 2021, driven by core portfolio growth in commercial and industrial loans and commercial real estate loans, including an increase in utilization rates.

Figure 8 provides our commercial loan portfolios by industry classification at June 30, 2022, and December 31, 2021.

Figure 8. Commercial Loans by Industry

June 30, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$875	$151	$82	$1,108	1.4%
Automotive	1,421	741	15	2,177	2.8
Business products	2,287	160	40	2,487	3.2
Business services	3,165	260	166	3,591	4.7
Chemicals	914	23	20	957	1.2
Commercial real estate	7,755	12,741	8	20,504	26.6
Construction materials and contractors	2,236	304	269	2,809	3.7
Consumer goods	4,273	543	254	5,070	6.6
Consumer services	4,897	916	421	6,234	8.1
Equipment	1,745	92	137	1,974	2.6
Finance	7,520	105	406	8,031	10.4
Healthcare	3,176	1,412	310	4,898	6.4
Metals and mining	1,341	75	51	1,467	1.9
Oil and gas	2,163	29	28	2,220	2.9
Public exposure	2,906	10	639	3,555	4.6
Technology	884	14	105	1,003	1.3
Transportation	1,302	135	536	1,973	2.6
Utilities	6,006	5	428	6,439	8.4
Other	379	64	41	484	.6
Total	$55,245	$17,780	$3,956	$76,981	100.0%

December 31, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$872	$161	$84	$1,117	1.6%
Automotive	1,253	609	18	1,880	2.7
Business products	1,732	131	39	1,902	2.7
Business services	3,202	235	177	3,614	5.1
Chemicals	786	25	22	833	1.2
Commercial real estate	6,494	11,456	9	17,959	25.3
Construction materials and contractors	2,248	338	264	2,850	4.0
Consumer goods	3,760	555	276	4,591	6.5
Consumer services	4,998	889	424	6,311	8.9
Equipment	1,650	97	138	1,885	2.7
Finance	6,676	98	380	7,154	10.1
Healthcare	3,138	1,302	245	4,685	6.6
Metals and mining	1,219	71	55	1,345	1.9
Oil and gas	1,758	26	35	1,819	2.6
Public exposure	2,768	15	720	3,503	4.9
Technology	649	9	149	807	1.1
Transportation	1,288	134	551	1,973	2.8
Utilities	5,491	—	467	5,958	8.4
Other	543	89	18	650	.9
Total	$50,525	$16,240	$4,071	$70,836	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 49% of our total loan portfolio at June 30, 2022, and 51% at December 31, 2021. This portfolio is approximately 84% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $55.2 billion at June 30, 2022, an increase of $4.7 billion, or 9.3%, compared to December 31, 2021. The increase was broad-based and spread across most industry categories with an increase in utilization.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at June 30, 2022. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 12% of commercial real estate loans at period end.

At June 30, 2022, commercial real estate loans totaled $17.8 billion, which includes $15.6 billion of mortgage loans and $2.1 billion of construction loans. Compared to December 31, 2021, this portfolio increased $1.5 billion, or 9.5%, driven by growth in multi-family lending. We continue to focus primarily on owners and operators of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2022
Nonowner-occupied:
Diversified	$9	$3	$—	$4	$—	$28	$212	$256	1.4%	$—	$253
Industrial	34	25	57	75	247	234	83	755	4.2	102	653
Land & Residential	1	—	4	2	5	22	—	34.2		15	22
Lodging	74	—	10	4	32	86	48	254	1.4	33	221
Medical Office	43	—	44	7	11	87	—	192	1.1	34	158
Multifamily	911	553	1,456	1,059	2,068	1,523	360	7,930	44.6	1,473	6,457
Office	190	—	172	120	134	356	86	1,058	6.0	—	1,058
Retail	278	36	131	155	73	420	257	1,350	7.6	89	1,261
Self Storage	71	12	43	19	55	49	98	347	2.0	5	342
Senior Housing	138	54	145	72	148	138	225	920	5.2	164	756
Skilled Nursing	—	—	18	52	—	272	163	505	2.8	—	505
Student Housing	—	25	—	53	175	14	—	267	1.5	62	205
Other	23	2	6	80	42	95	200	448	2.5	2	446
Total nonowner-occupied	1,772	710	2,086	1,702	2,990	3,324	1,732	14,316	80.5	1,979	12,337
Owner-occupied	1,132	3	321	546	133	1,329	—	3,464	19.5	165	3,299
Total	$2,904	$713	$2,407	$2,248	$3,123	$4,653	$1,732	$17,780	100.0%	$2,144	$15,636

Nonperforming loans	$1	—	—	$2	$—	$9	$23	$35	N/M	$—	$35
Accruing loans past due 90 days or more	1	—	—	—	—	6	—	7	N/M	—	7
Accruing loans past due 30 through 89 days	2	—	2	1	—	6	—	11	N/M	1	10

December 31, 2021
Nonowner-occupied:
Diversified	$18	$—	$—	$1	$—	$40	$183	$242	1.5%	$—	$242
Industrial	47	25	44	44	218	224	114	716	4.4	90	626
Land & Residential	13	3	4	2	5	29	—	56.3		33	23
Lodging	75	—	21	4	30	101	28	259	1.6	27	232
Medical Office	46	—	44	5	6	95	—	196	1.2	24	172
Multifamily	855	490	1,166	941	1,651	1,392	239	6,734	41.5	1,249	5,485
Office	213	—	199	122	133	372	46	1,085	6.7	17	1,068
Retail	247	36	131	226	95	409	192	1,336	8.2	87	1,249
Self Storage	44	5	44	13	39	50	74	269	1.7	5	264
Senior Housing	115	32	109	57	107	198	222	840	5.2	114	726
Skilled Nursing	—	39	19	2	13	271	164	508	3.1	—	508
Student Housing	10	—	36	65	124	14	—	249	1.5	86	163
Other	20	—	6	77	33	120	89	345	2.1	2	343
Total nonowner-occupied	1,703	630	1,823	1,559	2,454	3,315	1,351	12,835	79.0	1,734	11,101
Owner-occupied	1,065	—	293	592	124	1,331	—	3,405	21.0	262	3,143
Total	$2,768	$630	$2,116	$2,151	$2,578	$4,646	$1,351	$16,240	100.0%	$1,996	$14,244

Nonperforming loans	$—	—	—	$2	$—	$17	$25	$44	N/M	$—	$44
Accruing loans past due 90 days or more	1	—	1	—	—	6	—	8	N/M	1	7
Accruing loans past due 30 through 89 days	—	—	5	1	24	5	—	35	N/M	16	19

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of June 30, 2022, totaled $35.4 billion, an increase of $4.4 billion, or 14.2%, from December 31, 2021. Consumer loans continue to reflect strength from the consumer mortgage business and Laurel Road.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of June 30, 2022, representing 55% of consumer loans outstanding. This is followed by our home equity portfolio representing 23% of consumer loans outstanding at June 30, 2022.

We held the first lien position for approximately 69% of the home equity portfolio at June 30, 2022, and 71% at December 31, 2021. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2021 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
June 30, 2022
Washington	$4,029	$1,074	$253	$83	$2	$5,441
Ohio	2,784	1,180	501	201	6	4,672
New York	755	2,361	752	341	2	4,211
Colorado	2,845	290	173	30	—	3,338
California	2,218	15	529	3	8	2,773
Oregon	1,166	642	122	40	1	1,971
Pennsylvania	414	608	390	56	3	1,471
Florida	780	46	446	13	9	1,294
Texas	254	4	394	4	3	659
Illinois	121	3	215	2	1	342
Other	4,222	1,911	2,890	194	20	9,237
Total	$19,588	$8,134	$6,665	$967	$55	$35,409

December 31, 2021
Ohio	$2,631	$1,284	$485	$206	$8	$4,614
New York	679	2,467	638	345	4	4,133
Washington	2,264	1,076	234	81	2	3,657
Colorado	2,602	284	156	30	—	3,072
California	1,781	14	430	3	10	2,238
Oregon	1,009	670	110	40	1	1,830
Pennsylvania	351	634	327	55	4	1,371
Connecticut	837	319	96	26	2	1,280
Florida	591	46	378	13	10	1,038
Texas	184	5	343	4	4	540
Other	2,827	1,668	2,556	169	25	7,245
Total	$15,756	$8,467	$5,753	$972	$70	$31,018

Figure 11 summarizes our loan sales for the six months ended June 30, 2022 and all of 2021.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Consumer indirect	Total
2022
Second quarter	$41	$1,851	$150	$496	$—	$—	$2,538
First quarter	1,469	1,909	39	901	—	—	4,318
Total	$1,510	$3,760	$189	$1,397	$—	$—	$6,856
2021
Fourth quarter	$296	$3,460	$93	$987	$—	$—	$4,836
Third quarter	215	1,996	68	901	—	3,305	6,485
Second quarter	1,085	1,907	75	1,192	—	—	4,259
First quarter	124	1,930	156	1,129	—	—	3,339
Total	$1,720	$9,293	$392	$4,209	$—	3,305	$18,919

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Commercial real estate loans	$479,974	$469,371	$444,131	$422,091	$400,215
Residential mortgage	10,948	10,756	10,312	9,844	9,466
Education loans	366	389	415	442	465
Commercial lease financing	1,418	1,195	1,236	1,318	1,284
Commercial loans	724	740	750	743	716
Consumer direct	575	621	699	798	943
Consumer indirect	2,039	2,354	2,714	3,109	—
Total	$496,044	$485,426	$460,257	$438,345	$413,089

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.5 billion of the $496.0 billion of loans administered or serviced at June 30, 2022. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $50.6 billion at June 30, 2022, compared to $52.9 billion at December 31, 2021. Available-for-sale securities were $42.4 billion at June 30, 2022, compared to $45.4 billion at December 31, 2021. Held-to-maturity securities were $8.2 billion at June 30, 2022, and $7.5 billion at December 31, 2021.

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

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	June 30, 2022	December 31, 2021
FHLMC	$12,390	$10,585
FNMA	14,447	17,876
GNMA	12,311	12,469
Total (a)	$39,148	$40,930

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2022
Remaining maturity:
One year or less	$—	$45	$3	$156	$—	$204	4.45%
After one through five years	9,308	2,473	2,495	1,691	—	15,967	1.18
After five through ten years	164	12,987	1,580	5,482	1	20,214	1.72
After ten years	117	3,539	301	2,095	—	6,052	1.74
Fair value	$9,589	$19,044	$4,379	$9,424	$1	$42,437	—
Amortized cost	$10,080	$21,419	$4,891	$10,211	$—	$46,601	1.54%
Weighted-average yield (b)	.59%	1.67%	1.59%	2.20%	—%	1.54%	—
Weighted-average maturity	2.4 years	7.9 years	5.1 years	7.9 years	— years	6.4 years	—
December 31, 2021
Fair value	$9,472	$21,119	$5,122	$9,651	$—	$45,364	—
Amortized cost	9,573	21,430	5,137	9,753	—	45,893	1.43%
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2022
Remaining maturity:
One year or less	$15	$—	$6	$2	$2	$25	3.10%
After one through five years	1,172	137	1,335	1,868	13	4,525	2.40
After five through ten years	1,852	7	1,108	—	—	2,967	3.00
After ten years	669	—	—	—	—	669	4.00
Amortized cost	$3,708	$144	$2,449	$1,870	$15	$8,186	2.74%
Fair value	$3,614	$137	$2,359	$1,756	$14	$7,880	—
Weighted-average yield (b)	3.03%	2.50%	2.81%	2.10%	2.40%	2.74%	—
Weighted-average maturity	7.0 years	4.3 years	5.1 years	2.1 years	2.7 years	5.2 years	—
December 31, 2021
Amortized cost	$2,196	$164	$2,678	$2,485	$16	$7,539	2.37%
Fair value	2,229	170	2,796	2,454	16	7,665	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at June 30, 2022

Noninterest-bearing deposits 35%
Other time deposits 1%
Certificates of deposit ($100,000 or more) 1%
Savings deposits 6%
NOW and money market deposit accounts 57%

Large corporate
27%
Retail
42%
Public sector
7%
Middle market
10%
Business banking: 14%

Deposits are our primary source of funding. At June 30, 2022, our deposits totaled $145.9 billion, a decrease of $6.7 billion compared to December 31, 2021, largely reflecting seasonal retail and commercial outflows and public sector deposit outflows related to stimulus funds.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $22.7 billion at June 30, 2022, compared to $12.8 billion at December 31, 2021. The increase reflects the use of both short- and longer-term borrowings to fund balance sheet growth.

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
$179
$300
$176
$710
$182
$—
$182
$44
$182
$—
2Q21
3Q21
4Q21
1Q22
2Q22
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our 2021 capital plan, we paid a quarterly dividend of $.195 per Common Share for the second quarter of 2022. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 16 in the “Supervision and Regulation” section of our 2021 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 30,176 holders of record at June 30, 2022. Our book value per Common Share was $13.48 based on 932.6 million shares outstanding at June 30, 2022, compared to $16.76 per Common Share based on 928.9 million shares outstanding at December 31, 2021. At June 30, 2022, our tangible book value per Common Share was $10.40, compared to $13.72 per Common Share at December 31, 2021.

Figure 17 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 17. Changes in Common Shares Outstanding

	2022		2021
In thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	932,398	928,850	930,544	960,276	972,587
Open market repurchases, repurchases under an ASR program, and return of shares under employee compensation plans	(24)	(1,707)	(2,482)	(29,923)	(13,304)
Shares issued under employee compensation plans (net of cancellations)	269	5,255	788	191	993
Shares outstanding at end of period	932,643	932,398	928,850	930,544	960,276

As shown above, Common Shares outstanding increased by .2 million shares during the second quarter of 2022.

At June 30, 2022, we had 324.1 million treasury shares, compared to 327.9 million treasury shares at December 31, 2021. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2022. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.7% at June 30, 2022, compared to 9.4% at December 31, 2021. Our tangible common equity to tangible assets ratio was 5.3% at June 30, 2022, compared to 6.9% at December 31, 2021. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at June 30, 2022, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 18 represents the details of our regulatory capital positions at June 30, 2022, and December 31, 2021, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2021 Form 10-K.

Figure 18. Capital Components and Risk-Weighted Assets

	Dollars in millions	June 30, 2022	December 31, 2021
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,427	$17,423
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	178	237
	Common Equity Tier 1 capital before adjustments and deductions	12,749	15,804
Less:	Goodwill, net of deferred taxes	2,621	2,571
	Intangible assets, net of deferred taxes	112	125
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(3,139)	(300)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(760)	(14)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(267)	(272)
	Total Common Equity Tier 1 capital	$14,181	$13,693
TIER 1 CAPITAL
Common Equity Tier 1		$14,181	$13,693
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	16,037	15,549
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,421	1,540
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,067	941
Less:	Deductions	—	—
	Total Tier 2 capital	2,488	2,481
	Total risk-based capital	$18,525	$18,030
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$119,022	$109,041
Risk-weighted off-balance sheet exposure		34,697	33,853
Market risk-equivalent assets		867	1,500
Gross risk-weighted assets		154,586	144,394
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$154,586	$144,394
AVERAGE QUARTERLY TOTAL ASSETS		$185,604	$183,604
CAPITAL RATIOS
Tier 1 risk-based capital		10.37%	10.77%
Total risk-based capital		11.98%	12.49%
Leverage (d)		8.64%	8.47%
Common Equity Tier 1		9.17%	9.48%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $24 million and $28 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2022, and December 31, 2021, respectively.
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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At June 30, 2022, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed aggregate daily VaR on any day during the quarter ended June 30, 2022. Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended June 30, 2021. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.6 million at June 30, 2022, and $1.3 million at June 30, 2021. Figure 19 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2022, and June 30, 2021.

Figure 19. VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$1.1	$.6	$.8	$1.1	$2.7	$1.0	$1.8	$1.1
Derivatives:
Interest rate	$.6	$.1	$.2	$.2	$.2	$.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.8 million at June 30, 2022, and $6.5 million at June 30, 2021. The decrease in stressed VaR is due to several factors including a change in our VaR modeling and the change in the size and composition of the Fixed Income inventory. Figure 20 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2022, and June 30, 2021.

Figure 20. Stressed VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.8	$1.2	$1.9	$1.9	$8.6	$4.7	$6.4	$5.6
Derivatives:
Interest rate	$.5	$.1	$.3	$.2	$.6	$.2	$.3	$.6

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $0.1 million at June 30, 2022, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2021 Form 10-K, LIBOR in its current form is no longer available for new contracts and the LIBOR Administrator will cease publishing all U.S. LIBOR tenors entirely after June 30, 2023. For most products, the most likely replacement benchmark is expected to be SOFR, which has been recommended by the ARRC, although uncertainty remains as to whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our LIBOR-based business currently being written;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the current market approach to LIBOR relative to transition to alternative reference rates, including the impact of the Adjustable Interest Rate (LIBOR) Act;
•Determine and execute system and process work to be operationally ready for additional credit sensitive benchmarks; and
•Remediate remaining LIBOR contracts.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are operationally ready for various SOFR-based benchmarks, including but not limited to, Daily Simple SOFR in Arrears, SOFR Compounded in Arrears, SOFR Averages in Advance, and Term SOFR. We are actively quoting alternative indexes other than LIBOR, such as SOFR and Term SOFR, and are originating new loans in those indexes. We have also begun to originate a small number of new loans using credit sensitive rates in a limited and managed fashion.

We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We have assessed the LIBOR fallback language in those contracts, have devised a strategy to address the LIBOR transition for those contracts, and are in the process of remediating such contracts. Our progress is well-paced, especially as many of the legacy contracts were provided additional time to remediate due to announcements by the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, that certain LIBOR tenors may continue until June 2023 for legacy contract purposes. In addition, we completed our work to address contracts with LIBOR tenors that had to transition by the end of 2021. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments. We are currently evaluating the impact of the LIBOR Act, which was enacted on March 15, 2022. The legislation provides a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate.

As of June 30, 2022, Key had the following instruments that were either directly or indirectly dependent on LIBOR.

Dollars in millions	Maturity through June 30, 2023	Maturity past June 30, 2023
Outstanding balance of loans	$7,427	$23,480
Notional value of derivative contracts	16,310	71,527
Investment securities	—	588
Debt and equity instruments	—	1,276

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

Figure 21 presents the results of the simulation analysis at June 30, 2022, and June 30, 2021. At June 30, 2022, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has increased as a result of an increase in the current level of market rates and a larger balance sheet compared to the June 30, 2021, analysis. Current modeled exposure is outside the Board approved tolerances, but is consistent with the Committee’s risk appetite. Declining rate exposure is expected to return within tolerance as deposit rates increase from current levels. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 21. Simulated Change in Net Interest Income

	June 30, 2022		June 30, 2021
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	Low 40s	N/A	High 20s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(5.70)%	(1.56)%	(3.66)%	4.68%

+200 NII at risk beta sensitivity	June 30, 2022
Beta assumption	Low 40s	Mid 30s	Low 30s	High 20s
Interest rate risk assessment	(1.56)%	(0.51)%	0.54%	1.59%

Simulation analyses produce a sophisticated estimate of interest rate exposure based on assumption inputs within the model. Assumptions are tailored to the specific interest rate environment and validated on a regular basis. However, actual results may differ from those derived in simulation analyses due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities or repercussions from exogenous events.

Regular stress tests and sensitivity analyses are performed on the model inputs that could materially change the resulting risk assessments. Assessments are performed using different yield curve shapes, including steepenings or flattenings of the curve, immediate changes in market interest rates, and changes in the relationship of money market interest rates. Assessments are also performed on changes to the following assumptions: loan and deposit balances, the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, investment, funding and hedging activities, and liquidity and capital management strategies.

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 21. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 105 basis points.

The current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. Corporate Treasury discretionary activities related to funding, investing, and hedging may also change as a result of changes in customer business flows or changes in management’s desired interest rate risk positioning. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change the interest rate risk profile..

Simulations are also conducted that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a similar manner to those based on a 12-month horizon. To capture longer-term exposures, changes in the EVE are calculated as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measures against a +200 basis point/policy decline scenario. The policy decline scenario is equal to the current Fed Target Rate capped at 200 basis points. As of June 30, 2022, the policy decline scenario is minus 175 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of June 30, 2022.

Management of interest rate exposure. The results of the various interest rate risk analyses are used to formulate A/LM strategies to achieve the desired risk profile while managing to objectives for capital adequacy and liquidity risk exposures. Specifically, risk positions are managed by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives. Interest rate swaps and options are predominantly used, which modify the interest rate characteristics of certain assets and liabilities.

Figure 22 shows all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently to reflect broader A/LM objectives and the balance sheet positions to be hedged. For more information about how interest rate swaps are used to manage the risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 22. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2022
				Weighted-Average			December 31, 2021
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$23,100	$(953)		2.2	1.1%	1.4%	$23,950	$9
Receive fixed/pay variable — conventional debt	8,855	(248)		3.9	1.8	1.3	7,432	137
Receive fixed/pay variable — forward A/LM	4,600	(31)		4.1	2.7	3.1	850	(1)
Pay fixed/receive variable — conventional debt	50	(2)		6.0	1.0	3.6	50	(7)
Pay fixed/receive variable — forward securities	135	15		7.6	3.0	1.1	6,280	135
Pay fixed/receive variable — securities	270	22		3.7	1.7	0.5
Total portfolio swaps	$37,010	$(1,197)	(b)	2.9	1.5%	1.6%	$38,562	$273	(b)

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Excludes accrued interest of $193 million and $108 million at June 30, 2022, and December 31, 2021, respectively.

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

Our credit ratings at June 30, 2022, are shown in Figure 23. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 23. Credit Ratings

June 30, 2022	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	Not Rated	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. As of June 30, 2022, our consolidated loan-to-deposit ratio was 78%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at June 30, 2022, totaled $34.7 billion, consisting of $33.0 billion of unpledged securities, $13.9 million of securities available for secured funding at the FHLB, and $1.7 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2022, our unused borrowing capacity secured by loan collateral was $30.3 billion at the Federal Reserve Bank of Cleveland and $7.7 billion at the FHLB. During the second quarter of 2022, our secured term borrowings increased

$5.8 billion as additional advances were taken. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

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

At June 30, 2022, KeyCorp held $3.2 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. On May 23, 2022, KeyCorp issued $600 million of 3.878% Fixed-to-Floating Senior Notes due May 23, 2025 and $750 million of 4.789% Fixed-to-Floating Senior Notes due June 1, 2033. During the second quarter of 2022, KeyBank paid $200 million in cash dividends to KeyCorp. As of June 30, 2022, KeyBank had regulatory capacity to pay $1.5 billion in dividends to KeyCorp without prior regulatory approval.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2022, and June 30, 2021.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 81 of our 2021 Form 10-K.

Credit risk management

Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, distribute credit risk, purchase securities, provide financial and payments products, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends significant credit policies to the Enterprise Risk Management

Committee, the KeyBank Board, and the Risk Committee of the KeyCorp Board for approval. These policies are communicated throughout the organization to foster a consistent approach to granting credit.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2021 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at June 30, 2022, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 24, our ALLL from continuing operations increased by $38 million, or 3.6%, from December 31, 2021. The commercial ALLL increased by $21 million, or 3.1%, from December 31, 2021, through June 30, 2022. Our consumer ALLL increased by $17 million, or 4.6%, from December 31, 2021, through June 30, 2022. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 24. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2022			December 31, 2021
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$503	45.8%	49.2%	$445	41.9%	49.6%
Commercial real estate:
Commercial mortgage	156	14.2	13.9	182	17.2	13.9
Construction	21	1.9	1.9	29	2.7	2.0
Total commercial real estate loans	177	16.1	15.8	211	19.9	15.9
Commercial lease financing	29	2.6	3.5	32	3.0	4.0
Total commercial loans	709	64.5	68.5	688	64.8	69.5
Real estate — residential mortgage	122	11.1	17.4	95	9.0	15.5
Home equity loans	95	8.6	7.2	110	10.4	8.3
Consumer direct loans	112	10.2	5.9	105	9.9	5.6
Credit cards	59	5.4	0.9	61	5.7	1.0
Consumer indirect loans	2	0.2	0.1	2	0.2	0.1
Total consumer loans	390	35.5	31.5	373	35.2	30.5
Total ALLL — continuing operations (a)	$1,099	100.0%	100.0%	$1,061	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $24 million at June 30, 2022, and $28 million at December 31, 2021.

Net loan charge-offs

Figure 25 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 27. Figure 26 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended June 30, 2022, increased $22 million compared to the year-ago quarter. For 2022, we expect net loan charge-offs to average loans to range between 15 - 25 basis points.

Figure 25. Net Loan Charge-offs from Continuing Operations (a)

	2022		2021
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$31	$19	$10	$7	$9
Real estate — Commercial mortgage	2	3	—	(1)	(2)
Real estate — Construction	(1)	—	—	—	—
Commercial lease financing	(1)	2	1	(5)	—
Total commercial loans	31	24	11	1	7
Real estate — Residential mortgage	(3)	(1)	(2)	(3)	1
Home equity loans	(1)	—	1	(1)	3
Consumer direct loans	9	5	5	5	5
Credit cards	7	5	4	5	6
Consumer indirect loans	1	—	—	22	—
Total consumer loans	13	9	8	28	15
Total net loan charge-offs	$44	$33	$19	$29	$22
Net loan charge-offs to average loans	.16%	.13%	.08%	.11%	.09%
Net loan charge-offs from discontinued operations — education lending business	$—	$2	$1	$—	$1
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 26. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2022		2021
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	0.23%	0.15%	0.08%	0.06%	0.07%
Real estate — commercial mortgage	0.05	0.08	—	(0.03)	(0.06)
Real estate — construction	(0.19)	—	—	—	—
Commercial lease financing	(0.11)	0.21	0.10	(0.51)	—
Total commercial loans	0.17	0.13	0.06	0.01	0.04
Real estate — residential mortgage	(0.07)	(0.02)	(0.05)	(0.09)	0.04
Home equity loans	(0.05)	—	0.05	(0.04)	0.13
Consumer direct loans	0.55	0.34	0.36	0.38	0.41
Credit cards	2.98	2.18	1.69	2.16	2.65
Consumer indirect loans	6.80	—	—	3.17	—
Total consumer loans	0.15	0.12	0.11	0.36	0.20
Total net loan charge-offs	0.16%	0.13%	0.08%	0.11%	0.09%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2022	2021	2022	2021
Average loans outstanding	$109,138	$100,814	$106,465	$100,777
Allowance for loan and lease losses at beginning of period	1,105	1,438	1,061	1,626
Loans charged off:
Commercial and industrial	39	41	69	114
Real estate — commercial mortgage	3	4	7	39
Real estate — construction	—	—	—	—
Commercial lease financing	—	—	2	4
Total commercial loans	42	45	78	157
Real estate — residential mortgage	(2)	1	(3)	1
Home equity loans	—	4	1	6
Consumer direct loans	10	7	17	15
Credit cards	8	9	15	15
Consumer indirect loans	1	5	2	12
Total consumer loans	17	26	32	49
Total loans charged off	59	71	110	206
Recoveries:
Commercial and industrial	8	32	19	40
Real estate — commercial mortgage	1	6	2	7
Real estate — construction	1	—	1	—
Commercial lease financing	1	—	1	1
Total commercial loans	11	38	23	48
Real estate — residential mortgage	1	—	1	1
Home equity loans	1	1	2	2
Consumer direct loans	1	2	3	4
Credit cards	1	3	3	5
Consumer indirect loans	—	5	1	10
Total consumer loans	4	11	10	22
Total recoveries	15	49	33	70
Net loan charge-offs	(44)	(22)	(77)	(136)
Provision (credit) for loan and lease losses	38	(196)	115	(270)
Allowance for loan and lease losses at end of period	$1,099	$1,220	$1,099	$1,220
Liability for credit losses on off-balance sheet exposures at beginning of period	166	178	160	197
Provision (credit) for losses on off-balance sheet exposures	7	(26)	13	(45)
Liability for credit losses on off-balance sheet exposures at end of period(a)	$173	$152	$173	$152
Total allowance for credit losses at end of period	$1,272	$1,372	$1,272	$1,372
Net loan charge-offs to average total loans	.16%	.09%	.15%	.27%
Allowance for loan and lease losses to period-end loans	.98	1.21	.98	1.21
Allowance for credit losses to period-end loans	1.13	1.36	1.13	1.36
Allowance for loan and lease losses to nonperforming loans	256.2	175.8	256.2	175.8
Allowance for credit losses to nonperforming loans	296.5	197.7	296.5	197.7

Discontinued operations — education lending business:
Loans charged off	$1	$1	$3	$2
Recoveries	1	—	1	1
Net loan charge-offs	$—	$(1)	$(2)	$(1)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 28 shows the composition of our nonperforming assets. As shown in Figure 28, nonperforming assets at June 30, 2022, decreased $26 million from December 31, 2021. This decrease was primarily driven by continual declines in our nonperforming loan balance.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2021 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 28. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Commercial and industrial	$197	$186	$191	$253	$355
Real estate — commercial mortgage	35	40	44	49	66
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	35	40	44	49	66
Commercial lease financing	2	3	4	5	7
Total commercial loans (b)	234	229	239	307	428
Real estate — residential mortgage	67	73	72	93	99
Home equity loans	120	129	135	146	146
Consumer direct loans	3	4	4	4	4
Credit cards	3	3	3	3	3
Consumer indirect loans	2	1	1	1	14
Total consumer loans	195	210	215	247	266
Total nonperforming loans	429	439	454	554	694
OREO	9	8	8	8	9
Nonperforming loans held for sale	25	20	24	35	32
Other nonperforming assets	—	—	3	2	3
Total nonperforming assets	$463	$467	$489	$599	$738
Accruing loans past due 90 days or more	$41	$55	$68	$82	$74
Accruing loans past due 30 through 89 days	137	122	165	164	190
Restructured loans — accruing and nonaccruing (c)	216	219	220	270	334
Restructured loans included in nonperforming loans (c)	94	98	99	146	177
Nonperforming assets from discontinued operations — education lending business	3	4	4	4	5
Nonperforming loans to period-end portfolio loans	.38%	.41%	.45%	.56%	.69%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.41	.44	.48	.61	.73
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

Figure 29 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 29. Summary of Changes in Nonperforming Loans from Continuing Operations

	2022		2021
Dollars in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$439	$454	$554	$694	$728
Loans placed on nonaccrual status	118	87	116	116	186
Charge-offs	(59)	(50)	(51)	(66)	(74)
Loans sold	(8)	—	(38)	(17)	(10)
Payments	(35)	(27)	(68)	(136)	(92)
Transfers to OREO	(2)	(1)	(1)	(1)	—
Loans returned to accrual status	(24)	(24)	(58)	(36)	(44)
Balance at end of period	$429	$439	$454	$554	$694

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

		Three months ended					Six months ended
Dollars in millions		6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	6/30/2022	6/30/2021
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$14,427	$15,308	$17,423	$17,510	$17,941
Less:	Intangible assets (a)	2,868	2,810	2,820	2,814	2,828
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$9,703	$10,642	$12,747	$12,840	$13,257
Total assets (GAAP)		$187,008	$181,221	$186,346	$187,035	$181,115
Less:	Intangible assets (a)	2,868	2,810	2,820	2,814	2,828
	Tangible assets (non-GAAP)	$184,140	$178,411	$183,526	$184,221	$178,287
	Tangible common equity to tangible assets ratio (non-GAAP)	5.3%	6.0%	6.9%	7.0%	7.4%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,398	$16,780	$17,471	$17,899	$17,859	$15,583	$17,814
Less:	Intangible assets (average) (c)	2,827	2,814	2,814	2,823	2,840	2,821	2,840
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900	1,900	1,900
	Average tangible common equity (non-GAAP)	$9,671	$12,066	$12,757	$13,176	$13,119	$10,862	$13,074
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$504	$420	$601	$616	$698	$924	$1,289
Average tangible common equity (non-GAAP)		9,671	12,066	12,757	13,176	13,119	10,862	13,074
Return on average tangible common equity from continuing operations (non-GAAP)		20.9%	14.1%	18.7%	18.5%	21.3%	17.15%	19.88%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$507	$421	$603	$618	$703	$928	$1,298
Average tangible common equity (non-GAAP)		9,671	12,066	12,757	13,176	13,119	10,862	13,074
Return on average tangible common equity consolidated (non-GAAP)		21.0%	14.2%	18.8%	18.6%	21.5%	17.23%	20.02%
(a)For the three months ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021, intangible assets exclude $2 million, $2 million, $3 million, $3 million, and $4 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021, average intangible assets exclude $2 million, $3 million, $3 million, $3 million, and $4 million, respectively, of average purchased credit card receivables. For the six months ended June 30, 2022, and June 30, 2021, average intangible assets exclude $2 million, and $4 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Six months ended
Dollars in millions		6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	6/30/2022	6/30/2021
Cash efficiency ratio
Noninterest expense (GAAP)		$1,078	$1,070	$1,170	$1,112	$1,076	$2,148	$2,147
Less:	Intangible asset amortization	12	11	14	15	14	23	29
Adjusted noninterest expense (non-GAAP)		$1,066	$1,059	$1,156	$1,097	$1,062	$2,125	$2,118
Net interest income (GAAP)		$1,097	$1,014	$1,033	$1,016	$1,017	$2,111	$2,022
Plus:	Taxable-equivalent adjustment	7	6	5	9	6	13	13
	Noninterest income (GAAP)	688	676	909	797	750	1,364	1,488
Total taxable-equivalent revenue (non-GAAP)		$1,792	$1,696	$1,947	$1,822	$1,773	$3,488	$3,523
Cash efficiency ratio (non-GAAP)		59.5%	62.4%	59.4%	60.2%	59.9%	60.9%	60.1%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 95 of our 2021 Form 10-K. During the three months ended June 30, 2022, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2022

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

		The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.	Key is still evaluating the impact on its financial statements and disclosures.
ASU 2022-03, Fair Value Measurement - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	December 15, 2023 Early adoption is permitted.	The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value.

Entities cannot, as a separate unit of account, recognize and measure a contractual sale restriction.

The amendments require disclosures for equity securities subject to contractual restrictions including; the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s) and the circumstances that could cause a lapse in the restriction(s).

		The guidance should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.	The guidance is not expected to have a material impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$678	$913
Short-term investments	2,456	11,010
Trading account assets	809	701
Securities available for sale	42,437	45,364
Held-to-maturity securities (fair value: $7,880 and $7,665)	8,186	7,539
Other investments	969	639
Loans, net of unearned income of $325 and $373	112,390	101,854
Less: Allowance for loan and lease losses	(1,099)	(1,061)
Net loans	111,291	100,793
Loans held for sale (a)	1,306	2,729
Premises and equipment	638	681
Goodwill	2,752	2,693
Other intangible assets	118	130
Corporate-owned life insurance	4,343	4,327
Accrued income and other assets	10,529	8,265
Discontinued assets	496	562
Total assets	$187,008	$186,346
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$83,628	$89,207
Savings deposits	7,934	7,503
Certificates of deposit ($100,000 or more)	1,421	1,705
Other time deposits	1,909	2,153
Total interest-bearing deposits	94,892	100,568
Noninterest-bearing deposits	50,973	52,004
Total deposits	145,865	152,572
Federal funds purchased and securities sold under repurchase agreements	3,234	173
Bank notes and other short-term borrowings	2,809	588
Accrued expense and other liabilities	4,056	3,548
Long-term debt	16,617	12,042
Total liabilities	172,581	168,923
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,241	6,278
Retained earnings	15,118	14,553
Treasury stock, at cost (324,059,544 and 327,852,311 shares)	(5,923)	(5,979)
Accumulated other comprehensive income (loss)	(4,166)	(586)
Total equity	14,427	17,423
Total liabilities and equity	$187,008	$186,346

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $83 million at June 30, 2022, and $281 million at December 31, 2021.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2022	2021	2022	2021
INTEREST INCOME
Loans	$923	$888	$1,760	$1,777
Loans held for sale	10	11	22	22
Securities available for sale	188	133	361	263
Held-to-maturity securities	48	45	94	90
Trading account assets	7	5	13	10
Short-term investments	13	6	17	11
Other investments	4	2	6	4
Total interest income	1,193	1,090	2,273	2,177
INTEREST EXPENSE
Deposits	20	16	34	37
Federal funds purchased and securities sold under repurchase agreements	6	—	6	—
Bank notes and other short-term borrowings	9	3	12	4
Long-term debt	61	54	110	114
Total interest expense	96	73	162	155
NET INTEREST INCOME	1,097	1,017	2,111	2,022
Provision for credit losses	45	(222)	128	(315)
Net interest income after provision for credit losses	1,052	1,239	1,983	2,337
NONINTEREST INCOME
Trust and investment services income	137	133	273	266
Investment banking and debt placement fees	149	217	312	379
Service charges on deposit accounts	96	83	187	156
Operating lease income and other leasing gains	28	36	60	74
Corporate services income	88	55	178	119
Cards and payments income	85	113	165	218
Corporate-owned life insurance income	35	30	66	61
Consumer mortgage income	14	26	35	73
Commercial mortgage servicing fees	45	44	81	78
Other income (a)	11	13	7	64
Total noninterest income	688	750	1,364	1,488
NONINTEREST EXPENSE
Personnel	607	623	1,237	1,247
Net occupancy	78	75	151	151
Computer processing	78	71	155	144
Business services and professional fees	52	51	105	101
Equipment	26	25	49	50
Operating lease expense	27	31	55	65
Marketing	34	31	62	57
Other expense	176	169	334	332
Total noninterest expense	1,078	1,076	2,148	2,147
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	662	913	1,199	1,678
Income taxes	132	189	222	336
INCOME (LOSS) FROM CONTINUING OPERATIONS	530	724	977	1,342
Income (loss) from discontinued operations	3	5	4	9
NET INCOME (LOSS)	533	729	981	1,351
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$533	$729	$981	$1,351
Income (loss) from continuing operations attributable to Key common shareholders	$504	$698	$924	$1,289
Net income (loss) attributable to Key common shareholders	507	703	928	1,298
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.54	$.73	$1.00	$1.34
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.55	.73	1.00	1.35
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.54	$.72	$.99	$1.33
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.54	.73	1.00	1.34
Weighted-average Common Shares outstanding (000)	924,302	957,423	923,717	961,292
Effect of Common Share options and other stock awards	7,506	9,740	9,087	9,514
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	931,808	967,163	932,805	970,806

(a)For the three and six months ended June 30, 2022, and June 30, 2021, we had no net securities gains (losses). For the three and six months ended June 30, 2022, and June 30, 2021, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2022	2021	2022	2021
Net income (loss)	$533	$729	$981	$1,351
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $309, $(59), $871, and $139	(980)	185	(2,764)	(443)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $82, $45, $259, and $48	(260)	(141)	(821)	(151)
Net pension and postretirement benefit costs, net of income taxes of $(1), $(1), $(2), and $(2)	3	3	5	6
Total other comprehensive income (loss), net of tax	(1,237)	47	(3,580)	(588)
Comprehensive income (loss)	(704)	776	(2,599)	763
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$(704)	$776	$(2,599)	$763

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						981			981
Other comprehensive income (loss)								(3,580)	(3,580)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.390 per share)						(364)			(364)
Series D Preferred Stock ($25.00 per depositary share)						(12)			(12)
Series E Preferred Stock ($.765620 per depositary share)						(16)			(16)
Series F Preferred Stock ($.706250 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703126 per depositary share)						(12)			(12)
Open market Common Share repurchases		—							—
Employee equity compensation program Common Share repurchases		(1,731)					(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		5,524			(31)		100		69
BALANCE AT JUNE 30, 2022	1,396	932,643	$1,900	$1,257	$6,241	$15,118	$(5,923)	$(4,166)	$14,427

BALANCE AT MARCH 31, 2022	1,396	932,398	$1,900	$1,257	$6,214	$14,793	$(5,927)	$(2,929)	$15,308
Net income (loss)						533			533
Other comprehensive income (loss)								(1,237)	(1,237)
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.195 per share)						(182)			(182)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Open market Common Share repurchases		—					—		—
Employee equity compensation program Common Share repurchases		(24)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		269			27		4		31
BALANCE AT JUNE 30, 2022	1,396	932,643	$1,900	$1,257	$6,241	$15,118	$(5,923)	$(4,166)	$14,427

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	$17,981
Cumulative effect from changes in accounting principle (a)						—			—
Net income (loss)						1,351			1,351
Other comprehensive income (loss)								(588)	(588)
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.370 per share)						(360)			(360)
Series D Preferred Stock ($25.00 per depositary share)						(13)			(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)			(15)
Series F Preferred Stock ($.706250 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)			(13)
Open market Common Share repurchases		(20,979)					(435)		(435)
Employee equity compensation program Common Share repurchases		(1,602)			—		(32)		(32)
Common shares reissued (returned) for stock options and other employee benefit plans		7,084			(49)		126		77
BALANCE AT JUNE 30, 2021	1,396	960,276	$1,900	$1,257	$6,232	$13,689	$(5,287)	$150	$17,941

BALANCE AT MARCH 31, 2021	1,396	972,587	$1,900	$1,257	$6,213	$13,166	$(5,005)	$103	$17,634
Net income (loss)						729			729
Other comprehensive income (loss)								47	47
Deferred compensation					3				3
Cash dividends declared
Common Shares ($.185 per share)						(179)			(179)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.35156 per depositary share)						(7)			(7)
Open market Common Share repurchases		(13,278)					(299)		(299)
Employee equity compensation program Common Share repurchases		(26)			—		(1)		(1)
Common shares reissued (returned) for stock options and other employee benefit plans		993			16		18		34
BALANCE AT JUNE 30, 2021	1,396	960,276	$1,900	$1,257	$6,232	$13,689	$(5,287)	$150	$17,941

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Six months ended June 30,
(Unaudited)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$981	$1,351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	128	(315)
Depreciation and amortization expense, net	74	21
Accretion of acquired loans	16	13
Increase in cash surrender value of corporate-owned life insurance	(54)	(54)
Stock-based compensation expense	59	52
Deferred income taxes (benefit)	99	196
Proceeds from sales of loans held for sale	6,855	7,629
Originations of loans held for sale, net of repayments	(5,414)	(7,494)
Net losses (gains) on sales of loans held for sale	(81)	(120)
Net losses (gains) on leased equipment	(1)	(6)
Net losses (gains) on sales of fixed assets	(4)	7
Net decrease (increase) in trading account assets	(108)	(116)
Net transfers of loans held for sale	—	26
Other operating activities, net	(1,747)	(942)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	803	248
INVESTING ACTIVITIES
Purchases of intangibles assets via acquisitions	(12)	—
Cash received (used) in acquisitions, net of cash acquired	(58)	(9)
Net decrease (increase) in short-term investments, excluding acquisitions	8,554	(4,266)
Purchases of securities available for sale	(3,969)	(11,978)
Proceeds from sales of securities available for sale	—	—
Proceeds from prepayments and maturities of securities available for sale	2,797	4,286
Proceeds from prepayments and maturities of held-to-maturity securities	1,321	1,427
Purchases of held-to-maturity securities	(1,964)	(3)
Purchases of other investments	(369)	(19)
Proceeds from sales of other investments	8	26
Proceeds from prepayments and maturities of other investments	6	6
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(10,580)	249
Proceeds from sales of portfolio loans	81	163
Proceeds from corporate-owned life insurance	39	36
Purchases of premises, equipment, and software	(42)	(32)
Proceeds from sales of premises and equipment	11	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,177)	(10,114)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(6,707)	10,790
Net increase (decrease) in short-term borrowings	5,282	(45)
Net proceeds from issuance of long-term debt	12,101	1,200
Payments on long-term debt	(7,081)	(1,518)
Open market common share repurchases	—	(435)
Employee equity compensation program Common Share repurchases	(44)	(32)
Net proceeds from reissuance of Common Shares	5	20
Cash dividends paid	(417)	(413)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,139	9,567
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(235)	(299)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	913	1,091
CASH AND DUE FROM BANKS AT END OF PERIOD	$678	$792
Additional disclosures relative to cash flows:
Interest paid	$169	$200
Income taxes paid (refunded)	131	191
Noncash items:
Reduction of secured borrowing and related collateral	$4	$2
Loans transferred to portfolio from held for sale	57	86
Loans transferred to held for sale from portfolio	—	97
Loans transferred to OREO	3	2
CMBS risk retentions	6	—
ABS risk retentions	9	14

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
Key has established an enterprise-wide program to identify and address all LIBOR related matters.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions, except per share amounts	2022	2021	2022	2021
EARNINGS
Income (loss) from continuing operations	$530	$724	$977	$1,342
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	530	724	977	1,342
Less: Dividends on Preferred Stock	26	26	53	53
Income (loss) from continuing operations attributable to Key common shareholders	504	698	924	1,289
Income (loss) from discontinued operations, net of taxes	3	5	4	9
Net income (loss) attributable to Key common shareholders	$507	$703	$928	$1,298
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	924,302	957,423	923,717	961,292
Effect of Common Share options and other stock awards	7,506	9,740	9,087	9,514
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	931,808	967,163	932,805	970,806
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.54	$.73	$1.00	$1.34
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.55	.73	1.00	1.35

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.54	$.72	$.99	$1.33
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.54	.73	1.00	1.34
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	June 30, 2022	December 31, 2021
Commercial and industrial (b)	$55,245	$50,525
Commercial real estate:
Commercial mortgage	15,636	14,244
Construction	2,144	1,996
Total commercial real estate loans	17,780	16,240
Commercial lease financing (c)	3,956	4,071
Total commercial loans	76,981	70,836
Residential — prime loans:
Real estate — residential mortgage	19,588	15,756
Home equity loans	8,134	8,467
Total residential — prime loans	27,722	24,223
Consumer direct loans	6,665	5,753
Credit cards	967	972
Consumer indirect loans	55	70
Total consumer loans	35,409	31,018
Total loans (d)	$112,390	$101,854

(a)Accrued interest of $233 million and $198 million at June 30, 2022, and December 31, 2021, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $161 million and $139 million of commercial credit card balances at June 30, 2022, and December 31, 2021, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $12 million and $16 million at June 30, 2022, and December 31, 2021, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 169 of our 2021 Form 10-K.
(d)Total loans exclude loans of $498 million at June 30, 2022, and $567 million at December 31, 2021, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2021 Form 10-K.

The ALLL at June 30, 2022, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2022:

Dollars in millions	March 31, 2022	Provision		Charge-offs	Recoveries	June 30, 2022
Commercial and Industrial	$489	$45		$(39)	$8	$503
Commercial real estate:
Real estate — commercial mortgage	172	(14)		(3)	1	156
Real estate — construction	25	(5)		—	1	21
Total commercial real estate loans	197	(19)		(3)	2	177
Commercial lease financing	31	(3)		—	1	29
Total commercial loans	717	23		(42)	11	709
Real estate — residential mortgage	108	11		2	1	122
Home equity loans	104	(10)		—	1	95
Consumer direct loans	111	10		(10)	1	112
Credit cards	63	3		(8)	1	59
Consumer indirect loans	2	1		(1)	—	2
Total consumer loans	388	15		(17)	4	390
Total ALLL — continuing operations	1,105	38	(a)	(59)	15	1,099
Discontinued operations	27	(3)		(1)	1	24
Total ALLL — including discontinued operations	$1,132	$35		$(60)	$16	$1,123

(a)Excludes a provision for losses on lending-related commitments of $7 million.

Three months ended June 30, 2021:

Dollars in millions	March 31, 2021	Provision		Charge-offs	Recoveries	June 30, 2021
Commercial and Industrial	$596	$(88)		$(41)	$32	$499
Commercial real estate:
Real estate — commercial mortgage	256	(31)		(4)	6	227
Real estate — construction	45	(10)		—	—	35
Total commercial real estate loans	301	(41)		(4)	6	262
Commercial lease financing	40	(6)		—	—	34
Total commercial loans	937	(135)		(45)	38	795
Real estate — residential mortgage	100	(13)		(1)	—	86
Home equity loans	157	(18)		(4)	1	136
Consumer direct loans	126	(6)		(7)	2	115
Credit cards	80	(6)		(9)	3	68
Consumer indirect loans	38	(18)		(5)	5	20
Total consumer loans	501	(61)		(26)	11	425
Total ALLL — continuing operations	1,438	(196)	(a)	(71)	49	1,220
Discontinued operations	33	(2)		(1)	—	30
Total ALLL — including discontinued operations	$1,471	$(198)		$(72)	$49	$1,250

(a)Excludes a credit for losses on lending-related commitments of $26 million.

Six months ended June 30, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	June 30, 2022
Commercial and Industrial	$445	$108		$(69)	$19	$503
Commercial real estate:
Real estate — commercial mortgage	182	(21)		(7)	2	156
Real estate — construction	29	(9)		—	1	21
Total commercial real estate loans	211	(30)		(7)	3	177
Commercial lease financing	32	(2)		(2)	1	29
Total commercial loans	688	76		(78)	23	709
Real estate — residential mortgage	95	23		3	1	122
Home equity loans	110	(16)		(1)	2	95
Consumer direct loans	105	21		(17)	3	112
Credit cards	61	10		(15)	3	59
Consumer indirect loans	2	1		(2)	1	2
Total consumer loans	373	39		(32)	10	390
Total ALLL — continuing operations	1,061	115	(a)	(110)	33	1,099
Discontinued operations	28	(2)		(3)	1	24
Total ALLL — including discontinued operations	$1,089	$113		$(113)	$34	$1,123

(a)Excludes a provision for losses on lending-related commitments of $13 million.

Six months ended June 30, 2021:

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	June 30, 2021
Commercial and Industrial	$678	$(105)		$(114)	$40	$499
Commercial real estate:
Real estate — commercial mortgage	327	(68)		(39)	7	227
Real estate — construction	47	(12)		—	—	35
Total commercial real estate loans	374	(80)		(39)	7	262
Commercial lease financing	47	(10)		(4)	1	34
Total commercial loans	1,099	(195)		(157)	48	795
Real estate — residential mortgage	102	(16)		(1)	1	86
Home equity loans	171	(31)		(6)	2	136
Consumer direct loans	128	(2)		(15)	4	115
Credit cards	87	(9)		(15)	5	68
Consumer indirect loans	39	(17)		(12)	10	20
Total consumer loans	527	(75)		(49)	22	425
Total ALLL — continuing operations	1,626	(270)	(a)	(206)	70	1,220
Discontinued operations	36	(5)		(2)	1	30
Total ALLL — including discontinued operations	$1,662	$(275)		$(208)	$71	$1,250

(a)Excludes a provision for losses on lending-related commitments of $45 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2021 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20 year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), GDP, industrial production, and unemployment rate
	Commercial real estate	Property & real estate price indices, unemployment rate, business bankruptcies, GDP
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	New vehicle sales, used vehicle prices, and unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of June 30, 2022, risk of a more pronounced slowing of economic growth is elevated due to the heightened inflationary pressures and continued stress on global supply chains. While inflation in the United States has persisted at elevated levels, monetary policy is projected to become more restrictive which is expected to reduce inflation into 2023. Employment levels continue to be very strong, with unemployment rates expected to remain at relatively low levels. We utilized the Moody’s May 2022 Consensus forecast as our baseline forecast to estimate our expected credit losses as of June 30, 2022. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects slow economic growth over the next two years in markets in which we operate. U.S. GDP continues to grow, albeit at a slower pace, at a 3.6% annualized rate in the second quarter of 2022 and at an annual rate of approximately 3% and 2% for 2022 and 2023, respectively. The national unemployment rate forecast is 3.5% in the second quarter of 2022, and is expected to remain relatively flat through the fourth quarter of 2023 due to widespread labor shortages. The U.S. Consumer Price Index (CPI) annualized rate is expected to return to below 3% by the first quarter of 2023.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our June 30, 2022, assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased by $8 million, or 1.1%, from March 31, 2022. The overall decrease in the commercial allowance is driven by reductions in qualitative reserves due to easing of pandemic-related risks, offset by loan growth and impacts from a declining economic outlook.

Changes to the economic forecast include degradation in industrial production, personal income and consumer confidence measures, largely related to observed high inflation and supply chain challenges. Offsetting these impacts were improvements in commercial real estate price indices.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $2 million, or 0.5%, from March 31, 2022. The overall increase in the allowance is primarily driven by loan growth, offset by reductions in qualitative reserves as pandemic-related pressures ease.

Current reserve levels reflect the overall deteriorating economic outlook quarter-over-quarter, with the most meaningful economic changes being the slowing home price growth and higher interest rate environment. As it relates to the changes in the ALLL due to portfolio factors, shifts are largely driven by targeted growth in the consumer real estate and Laurel Road student lending portfolios.

Credit Risk Profile

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the loan risk rating grades assigned for the commercial loan portfolios and the refreshed FICO score assigned for the consumer loan portfolios. The internal risk grades assigned to loans follow our definitions of Pass and Criticized, which are consistent with published definitions of regulatory risk classifications. Loans with a pass rating represent those loans not classified on our rating scale for credits, as minimal credit risk has been identified. Criticized loans are those loans that either have a potential weakness deserving management's close attention or have a well-defined weakness that may put full collection of contractual cash flows at risk. Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the tables below at the dates indicated.

All extensions of credit are subject to loan grading or scoring. Loan grades are assigned at the time of origination, verified by credit risk management, and periodically re-evaluated thereafter. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk in the context of the general economic outlook. Types of exposure, transaction structure, and collateral, including credit risk mitigants, affect the expected recovery assessment.

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of June 30, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$5,201	$9,892	$3,988	$3,355	$2,304	$4,181	$24,496	$121	$53,538
Criticized (Accruing)	5	74	103	92	158	242	812	24	1,510
Criticized (Nonaccruing)	—	2	7	12	7	29	138	2	197
Total commercial and industrial	5,206	9,968	4,098	3,459	2,469	4,452	25,446	147	55,245
Real estate — commercial mortgage
Risk Rating:
Pass	2,748	4,583	1,043	1,980	871	2,878	920	50	15,073
Criticized (Accruing)	—	19	24	117	79	253	35	1	528
Criticized (Nonaccruing)	—	—	2	2	2	26	3	—	35
Total real estate — commercial mortgage	2,748	4,602	1,069	2,099	952	3,157	958	51	15,636
Real estate — construction
Risk Rating:
Pass	287	585	592	420	183	48	1	2	2,118
Criticized (Accruing)	—	—	5	3	14	4	—	—	26
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	287	585	597	423	197	52	1	2	2,144
Commercial lease financing
Risk Rating:
Pass	470	927	629	564	233	1,064	—	—	3,887
Criticized (Accruing)	2	1	11	23	15	15	—	—	67
Criticized (Nonaccruing)	—	—	—	1	1	—	—	—	2
Total commercial lease financing	472	928	640	588	249	1,079		—	3,956
Total commercial loans	$8,713	$16,083	$6,404	$6,569	$3,867	$8,740	$26,405	$200	$76,981

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,675	$4,941	$4,040	$2,771	$1,777	$3,108	$20,406	$72	$48,790
Criticized (Accruing)	64	71	115	175	200	121	784	14	1,544
Criticized (Nonaccruing)	1	1	21	10	19	15	122	2	191
Total commercial and industrial	11,740	5,013	4,176	2,956	1,996	3,244	21,312	88	50,525
Real estate — commercial mortgage
Risk Rating:
Pass	4,923	1,197	2,137	1,168	612	2,787	803	53	13,680
Criticized (Accruing)	15	22	70	62	109	206	35	1	520
Criticized (Nonaccruing)	—	1	1	5	—	31	6	—	44
Total real estate — commercial mortgage	4,938	1,220	2,208	1,235	721	3,024	844	54	14,244
Real estate — construction
Risk Rating:
Pass	495	565	530	223	92	32	2	—	1,939
Criticized (Accruing)	—	4	5	43	4	—	1	—	57
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	495	569	535	266	96	32	3	—	1,996
Commercial lease financing
Risk Rating:
Pass	1,039	748	675	301	309	927	—	—	3,999
Criticized (Accruing)	—	6	29	13	13	7	—	—	68
Criticized (Nonaccruing)	—	—	1	1	1	1	—	—	4
Total commercial lease financing	1,039	754	705	315	323	935	—	—	4,071
Total commercial loans	$18,212	$7,556	$7,624	$4,772	$3,136	$7,235	$22,159	$142	$70,836

(a)Accrued interest of $152 million and $113 million as of June 30, 2022, and December 31, 2021, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of June 30, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$3,552	$8,267	$2,691	$668	$65	$1,063	$—	$—	$16,306
660 to 749	1,094	1,125	314	119	32	277	—	—	2,961
Less than 660	14	34	18	14	16	141	—	—	237
No Score	51	1	—	1	1	29	1	—	84
Total real estate — residential mortgage	4,711	9,427	3,023	802	114	1,510	1	—	19,588
Home equity loans
FICO Score:
750 and above	136	999	773	224	80	686	2,248	401	5,547
660 to 749	77	327	226	88	36	205	969	131	2,059
Less than 660	7	29	21	20	11	90	304	40	522
No Score	—	—	1	—	—	2	3	—	6
Total home equity loans	220	1,355	1,021	332	127	983	3,524	572	8,134
Consumer direct loans
FICO Score:
750 and above	1,062	1,817	925	415	51	116	104	—	4,490
660 to 749	369	501	247	138	34	47	203	—	1,539
Less than 660	24	59	31	23	7	11	54	—	209
No Score	45	46	30	22	15	27	242	—	427
Total consumer direct loans	1,500	2,423	1,233	598	107	201	603	—	6,665
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	496	—	496
660 to 749	—	—	—	—	—	—	383	—	383
Less than 660	—	—	—	—	—	—	87	—	87
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	967	—	967
Consumer indirect loans
FICO Score:
750 and above	—	3	—	—	—	24	—	—	27
660 to 749	—	—	—	—	—	20	—	—	20
Less than 660	—	—	—	—	—	8	—	—	8
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	3	—	—	—	52	—	—	55
Total consumer loans	$6,431	$13,208	$5,277	$1,732	$348	$2,746	$5,095	$572	$35,409

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$7,906	$2,909	$777	$84	$126	$1,096	$—	$—	$12,898
660 to 749	1,686	351	169	39	25	308	—	—	2,578
Less than 660	26	14	19	16	9	142	—	—	226
No Score	18	—	1	1	3	30	1	—	54
Total real estate — residential mortgage	9,636	3,274	966	140	163	1,576	1	—	15,756
Home equity loans
FICO Score:
750 and above	1,051	830	251	96	128	666	2,244	423	5,689
660 to 749	394	263	111	44	40	204	1,004	143	2,203
Less than 660	27	24	20	13	13	92	333	46	568
No Score	—	2	—	—	—	2	3	—	7
Total home equity loans	1,472	1,119	382	153	181	964	3,584	612	8,467
Consumer direct loans
FICO Score:
750 and above	1,799	1,129	517	65	17	129	109	—	3,765
660 to 749	612	295	174	46	10	45	212	—	1,394
Less than 660	45	33	27	11	3	12	60	—	191
No Score	68	40	29	17	10	21	218	—	403
Total consumer direct loans	2,524	1,497	747	139	40	207	599	—	5,753
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	500	—	500
660 to 749	—	—	—	—	—	—	387	—	387
Less than 660	—	—	—	—	—	—	84	—	84
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	972	—	972
Consumer indirect loans
FICO Score:
750 and above	5	—	—	—	—	30	—	—	35
660 to 749	—	—	—	—	—	26	—	—	26
Less than 660	—	—	—	—	—	9	—	—	9
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	5	—	—	—	—	65	—	—	70
Total consumer loans	$13,637	$5,890	$2,095	$432	$384	$2,812	$5,156	$612	$31,018

(a)Accrued interest of $81 million and $85 million as of June 30, 2022 and December 31, 2021, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2021 Form 10-K.

The following aging analysis of past due and current loans as of June 30, 2022, and December 31, 2021, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

June 30, 2022	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$54,960	$48	$23	$17	$197	$285	$55,245
Commercial real estate:
Commercial mortgage	15,584	9	1	7	35	52	15,636
Construction	2,143	1	—	—	—	1	2,144
Total commercial real estate loans	17,727	10	1	7	35	53	17,780
Commercial lease financing	3,948	1	2	3	2	8	3,956
Total commercial loans	$76,635	$59	$26	$27	$234	$346	$76,981
Real estate — residential mortgage	$19,509	$8	$3	$1	$67	$79	$19,588
Home equity loans	7,990	17	4	3	120	144	8,134
Consumer direct loans	6,644	10	4	4	3	21	6,665
Credit cards	952	3	3	6	3	15	967
Consumer indirect loans	53	—	—	—	2	2	55
Total consumer loans	$35,148	$38	$14	$14	$195	$261	$35,409
Total loans	$111,783	$97	$40	$41	$429	$607	$112,390

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $233 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At June 30, 2022, the approximate carrying amount of our commercial nonperforming loans outstanding represented 61% of their original contractual amount owed, total nonperforming loans outstanding represented 72% of their original contractual amount owed, and nonperforming assets in total were carried at 80% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $4 million and $9 million for the three and six months ended June 30, 2022, respectively, and $7 million and $14 million for the three and six months ended June 30, 2021, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $239 million at June 30, 2022.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended June 30, 2022.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million and $15 million at June 30, 2022, and December 31, 2021, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At June 30, 2022, and December 31, 2021, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $155 million and $104 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2022	2021	2022	2021
Commercial loans:
Extension of Maturity Date	$—	$—	$—	$26
Payment or Covenant Modification/Deferment	—	16	1	23
Bankruptcy Plan Modification	—	—	—	—
Increase in new commitment or new money	—	—	—	—
Total	$—	$16	$1	$49
Consumer loans:
Interest rate reduction	$3	$2	$4	$4
Other	6	4	15	7
Total	$9	$6	$19	$11
Total TDRs	$9	$22	$20	$60

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of the period	$219	$376	$220	$363
Additions	11	22	22	81
Payments	(12)	(60)	(24)	(81)
Charge-offs	(2)	(4)	(2)	(29)
Balance at end of period	$216	$334	$216	$334

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	June 30, 2022			December 31, 2021
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	40	$25	$12	36	$30	$14
Commercial real estate:
Commercial mortgage	3	50	23	3	50	25
Total commercial real estate loans	3	50	23	3	50	25
Total commercial loans	43	75	35	39	80	39
Real estate — residential mortgage	224	27	25	220	26	24
Home equity loans	486	32	29	531	36	31
Consumer direct loans	172	2	2	207	3	2
Credit cards	345	2	2	360	2	2
Consumer indirect loans	20	2	1	23	1	1
Total consumer loans	1,247	65	59	1,341	68	60
Total nonperforming TDRs	1,290	140	94	1,380	148	99
Prior-year accruing:(a)
Commercial and industrial	11	—	—	11	—	—
Commercial real estate
Commercial mortgage	1	—	—	1	—	—
Total commercial real estate loans	1	—	—	1	—	—
Total commercial loans	12	—	—	12	—	—
Real estate — residential mortgage	457	42	35	455	39	33
Home equity loans	1,612	99	76	1,628	97	75
Consumer direct loans	253	4	3	236	5	3
Credit cards	607	4	2	579	4	2
Consumer indirect loans	113	12	6	139	15	8
Total consumer loans	3,042	161	122	3,037	160	121
Total prior-year accruing TDRs	3,054	161	122	3,049	160	121
Total TDRs	4,344	$301	$216	4,429	$308	$220

(a)All TDRs that were restructured prior to January 1, 2022, and January 1, 2021, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2022, there was one commercial loan TDRs and 52 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2021. During the three months ended June 30, 2021, there was one commercial loan TDRs and 29 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2020.

During the six months ended June 30, 2022, there were five commercial loan TDRs and 90 consumer loan TDRs with a combined recorded investment of $10 million that experienced payment defaults after modifications resulting in TDR status during 2021. During the six months ended June 30, 2021, there were three commercial loan TDRs and 65 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2020.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of period	$166	$178	160	197
Provision (credit) for losses on off balance sheet exposures	7	(26)	13	(45)
Balance at end of period	$173	$152	$173	$152

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2021 Form 10-K. The following tables present these assets and liabilities at June 30, 2022, and December 31, 2021.

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$627	$—	$627	$—	$530	$—	$530
States and political subdivisions	—	38	—	38	—	96	—	96
Other mortgage-backed securities	—	117	—	117	—	44	—	44
Other securities	—	13	—	13	—	13	—	13
Total trading account securities	—	795	—	795	—	683	—	683
Commercial loans	—	14	—	14	—	18	—	18
Total trading account assets	—	809	—	809	—	701	—	701
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,589	—	9,589	—	9,472	—	9,472
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	19,044	—	19,044	—	21,119	—	21,119
Agency residential mortgage-backed securities	—	4,379	—	4,379	—	5,122	—	5,122
Agency commercial mortgage-backed securities	—	9,424	—	9,424	—	9,651	—	9,651
Other securities	—	1	—	1	—	—	—	—
Total securities available for sale	—	42,437	—	42,437	—	45,364	—	45,364
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	40	—	—	—	45
Total principal investments	—	—	1	41	—	—	1	46
Equity investments:
Direct	2	—	6	8	24	—	9	33
Direct (measured at NAV) (a)	—	—	—	28	—	—	—	21
Indirect (measured at NAV) (a)	—	—	—	5	—	—	—	5
Total equity investments	2	—	6	41	24	—	9	59
Total other investments	2	—	7	82	24	—	10	105
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	83	—	83	—	281	—	281
Derivative assets:
Interest rate	—	277	(3)	274	—	774	33	807
Foreign exchange	119	24	—	143	$71	10	—	81
Commodity	—	2,497	—	2,497	—	1,330	—	1,330
Credit	—	—	—	—	—	—	1	1
Other	—	9	2	11	—	22	5	27
Derivative assets	119	2,806	(1)	2,925	71	2,136	39	2,246
Netting adjustments (b)	—	—	—	(168)	—	—	—	(284)
Total derivative assets	119	2,806	(1)	2,757	71	2,136	39	1,962
Total assets on a recurring basis at fair value	$121	$46,135	$17	$46,179	$95	$48,482	$60	$48,424
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$41	$668	$—	$709	$75	$513	$—	$588
Derivative liabilities:
Interest rate	—	857	—	857	—	253	—	253
Foreign exchange	110	24	—	134	66	10	—	76
Commodity	—	2,490	—	2,490	—	1,335	—	1,335
Credit	—	—	4	4	—	5	7	12
Other	—	14	1	15	—	11	—	11
Derivative liabilities	110	3,385	5	3,500	66	1,614	7	1,687
Netting adjustments (b)	—	—	—	(2,568)	—	—	—	(1,526)
Total derivative liabilities	110	3,385	5	932	66	1,614	7	161
Total liabilities on a recurring basis at fair value	$151	$4,053	$5	$1,641	$141	$2,127	$7	$749

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2022, as well as financial support provided for the three and six months ended June 30, 2022, and June 30, 2021.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2022		2022		2021		2022		2021
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	40	10	—	—	2	—	—	—	4	—
Total	$41	$10	$—	$—	$2	$—	$—	$—	$4	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At June 30, 2022, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2022, and June 30, 2021.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	9	—	(3)		—	—	—	—	—		—		6	(3)
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	33	—	(55)	(c)	4	(2)	—	—	30	(d)	(13)	(d)	(3)	—
Credit	(6)	—	3	(c)	—	—	—	—	—		—		(3)	—
Other (e)	5	—	(1)	(c)	—	—	—	(3)	—		—		1	—
Three months ended June 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	7	—	(1)		—	—	—	—	—		—		6	(1)
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	43	—	(44)	(c)	2	(1)	—	—	1	(d)	(4)	(d)	(3)	—
Credit	(5)	—	2	(c)	—	—	—	—	—		—		(3)	—
Other (e)	(2)	—	(1)	(c)	—	—	—	4	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2021
Securities available for sale
Other securities	$13	$9	$—		$—	$—	$—	$—	$—		$—		$22	$—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	13	—	(1)		—	—	—	—	—		(3)		9	(1)
Loans held for sale (residential)	—	—	—		—	(1)	—	1	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(1)	—	1	—		—		11	—
Derivative instruments (b)
Interest rate	56	—	(15)	(c)	1	(7)	—	—	12	(d)	(12)	(d)	35	—
Credit	(10)	—	5	(c)	—		—	—	—				(5)	—
Other (e)	32	—	(3)	(c)	—	—	—	(16)	—		—		13	—
Three months ended June 30, 2021
Securities available for sale
Other securities	$22	$—	$—		$—	$—	$—	$—	$—		$—		$22	$—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	9		—										9	—
Loans held for sale (residential)	—	—	—		—	$—	—	$—	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	30	—	7	(c)	$—	(2)			5	(d)	(5)	(d)	35
Credit	(5)	—	—	(c)	—	—	—	—	—		—		(5)	—
Other (e)	6	—	1	(c)	—		—	6	—		—		13	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2021 Form 10-K.  There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2022, and December 31, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2022, and December 31, 2021:

	June 30, 2022				December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$45	$45	$—	$—	$28	$28
Loans held for sale	—	—	203	203	—	—	—	—
Accrued income and other assets	—	—	15	15	—	—	80	80
Total assets on a nonrecurring basis at fair value	$—	$—	$263	$263	$—	$—	$108	$108

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2022, and December 31, 2021, the carrying amount of equity investments under this method was $199 million and $173 million, respectively. No impairment was recorded for the three months ended June 30, 2022.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2022, and December 31, 2021, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	June 30, 2022	December 31, 2021			June 30, 2022	December 31, 2021
Recurring
Loans, net of unearned income (residential)	$11	$11	Market comparable pricing	Comparability factor	61.33 - 96.16% (92.33%)	64.50-97.30% (94.24%)
Derivative instruments:
Interest rate	(3)	33	Discounted cash flows	Probability of default	.02 - 100% (13.30%)	.02 - 100% (8.88%)
				Loss given default	0 - 1 (.500)	0 - 1 (.500)
Insignificant level 3 assets, net of liabilities(c)	4	9
Nonrecurring
Collateral-dependent loans	45	28	Fair value of collateral	Discount rate	0 - 100.00% (19.00%)	0 - 10.00% (8.00%)
Loans held for sale	203	—	Market comparable pricing	Comparability factor	N/M	N/A
Accrued income and other assets:
OREO and other Level 3 assets (d)	15	13	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $67 million pertaining to servicing assets at December 31, 2021. No servicing assets required nonrecurring valuation adjustments at June 30, 2022. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2022, and December 31, 2021, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$809	$—	$809	$—	$—	$—		$809
Other investments (b)	969	2	—	894	73	—		969
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	83	—	83	—	—	—		83
Derivative assets - trading (b)	2,578	119	2,732	(1)	—	(272)	(f)	2,578
Fair value - OCI
Securities available for sale (b)	42,437	—	42,437	—	—	—		42,437
Derivative assets - hedging (b)(g)	179	—	74	—	—	105	(f)	179
Amortized cost
Held-to-maturity securities (c)	8,186	—	7,880	—	—	—		7,880
Loans, net of unearned income (d)	111,280	—	—	107,724	—	—		107,724
Loans held for sale (b)	1,223	—	—	1,223	—	—		1,223
Other
Cash and other short-term investments (a)	3,134	3,134	—	—	—	—		3,134
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,000	$110	$3,453	$5	$—	$(2,568)	(f)	$1,000
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(68)	—	(68)	—	—	—	(f)	(68)
Amortized cost
Time deposits (e)	3,330	—	3,334	—	—	—		3,334
Short-term borrowings (a)	6,043	41	6,002	—	—	—		6,043
Long-term debt (e)	16,617	10,444	5,954	—	—	—		16,398
Other
Deposits with no stated maturity (a)	142,535	—	142,535	—	—	—		142,535

	December 31, 2021
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$701	$—	$701	$—	$—	$—		$701
Other investments (b)	639	24	—	543	72	—		639
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	281	—	281	—	—	—		281
Derivative assets - trading (b)	1,887	$71	2,096	40	—	(320)	(f)	1,887
Fair value - OCI
Securities available for sale (b)	45,364	—	45,364	—	—	—		45,364
Derivative assets - hedging (b)(g)	75	—	39	—	—	36	(f)	75
Amortized cost
Held-to-maturity securities (c)	7,539	—	7,665	—	—	—		7,665
Loans, net of unearned income (d)	100,782	—	—	100,428	—	—		100,428
Loans held for sale (b)	2,448	—	—	2,448	—	—		2,448
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	11,923	11,923	—	—	—	—		11,923
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$157	$66	$1,610	$7	$—	$(1,526)	(f)	$157
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	4	—	—	—	(f)	4
Amortized cost
Time deposits (e)	3,858	—	3,866	—	—	—		3,866
Short-term borrowings (a)	761	75	686	—	—	—		761
Long-term debt (e)	12,042	11,813	705	—	—	—		12,518
Other
Deposits with no stated maturity (a)	148,714	—	148,714	—	—	—		148,714

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

Discontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $498 million ($404 million at fair value) at June 30, 2022, and $567 million ($486 million at fair value) at December 31, 2021;
•Portfolio loans at fair value of $2 million at June 30, 2022, and $2 million at December 31, 2021.

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

	June 30, 2022				December 31, 2021
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$10,080	$—	$491	$9,589	$9,573	$—	$101	$9,472
Agency residential collateralized mortgage obligations	21,419	—	2,375	19,044	21,430	99	410	21,119
Agency residential mortgage-backed securities	4,891	2	514	4,379	5,137	37	52	5,122
Agency commercial mortgage-backed securities	10,211	14	801	9,424	9,753	188	290	9,651
Other securities	—	1	—	1	—	—	—	—
Total securities available for sale	$46,601	$17	$4,181	$42,437	$45,893	$324	$853	$45,364
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,708	$6	$100	$3,614	$2,196	$33	$—	$2,229
Agency residential mortgage-backed securities	144	—	7	137	164	6	—	170
Agency commercial mortgage-backed securities	2,449	—	90	2,359	2,678	118	—	2,796
Asset-backed securities (c)	1,870	—	114	1,756	2,485	—	31	2,454
Other securities	15	—	1	14	16	—	—	16
Total held-to-maturity securities	$8,186	$6	312	$7,880	$7,539	$157	$31	$7,665

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At June 30, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $66 million and $17 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $59 million and $15 million, respectively.
(c)Includes $1.9 billion of securities as of June 30, 2022, and $2.5 billion of securities as of December 31, 2021, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2022, and December 31, 2021.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
June 30, 2022
Securities available for sale:
U.S Treasury, agencies, and corporations	$9,005	$468		$584	$23		$9,589	$491
Agency residential collateralized mortgage obligations	14,387	1,460		4,563	915		18,950	2,375
Agency residential mortgage-backed securities	3,053	334		1,014	180		4,067	514
Agency commercial mortgage-backed securities	3,647	115		4,504	686		8,151	801
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,565	100		—	—		2,565	100
Agency residential mortgage-backed securities	137	7		—	—		137	7
Agency commercial mortgage-backed securities	2,317	90		—	—		2,317	90
Asset-backed securities	1,755	114		1	—	(a)	1,756	114
Other securities	7	—	(a)	3	1		10	1
Total securities in an unrealized loss position	$36,873	$2,688		$10,669	$1,805		$47,542	$4,493
December 31, 2021
Securities available for sale:
U.S. Treasury, agencies, and corporations	$9,078	$98		$243	$3		$9,321	$101
Agency residential collateralized mortgage obligations	12,603	315		1,255	95		13,858	410
Agency residential mortgage-backed securities	3,793	49		178	3		3,971	52
Agency commercial mortgage-backed securities	1,645	75		3,834	215		5,479	290
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	96	—	(b)	—	—		96	—
Asset-backed securities	2,450	31		1	—	(b)	2,451	31
Other securities	15	—	(b)	—	—		15	—
Total securities in an unrealized loss position	$29,680	$568		$5,511	$316		$35,191	$884

(a)At June 30, 2022, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months and asset-backed securities held-to-maturity with a loss duration of 12 months or longer.
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

Based on our evaluation at June 30, 2022, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At June 30, 2022, securities available for sale and held-to-maturity securities totaling $14.1 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

June 30, 2022	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$206	$204	$25	$25
Due after one through five years	16,827	15,967	4,525	4,323
Due after five through ten years	22,638	20,214	2,967	2,863
Due after ten years	6,930	6,052	669	669
Total	$46,601	$42,437	$8,186	$7,880

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

At June 30, 2022, after taking into account the effects of bilateral collateral and master netting agreements, we had $179 million of derivative assets and $68 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $2.6 billion and derivative liabilities of $1.0 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2022, and December 31, 2021. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	June 30, 2022			December 31, 2021
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$37,048	$74	$(68)	$38,654	$39	$4
Derivatives not designated as hedging instruments:
Interest rate	75,196	200	925	72,088	768	249
Foreign exchange	8,195	143	134	9,073	81	76
Commodity	18,476	2,497	2,490	14,151	1,330	1,335
Credit	175	—	4	465	1	12
Other (b)	2,160	11	15	3,330	27	11
Total	104,202	2,851	3,568	99,107	2,207	1,683
Netting adjustments (c)	—	(168)	(2,568)	—	(284)	(1,526)
Net derivatives in the balance sheet	141,250	2,757	932	137,761	1,962	161
Other collateral (d)	—	(1)	—	—	(1)	—
Net derivative amounts	$141,250	$2,756	$932	$137,761	$1,961	$161

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
(b)Other derivatives include interest rate lock commitments related to our residential and commercial banking activities, forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when-issued securities, and other customized derivative contracts.
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

Fair value hedges. During the six months ended June 30, 2022, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2022, and December 31, 2021, related to cumulative basis adjustments for fair value hedges.

	June 30, 2022
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,770	$(230)
Interest rate contracts	Securities Available for Sale(c)	405	37

	December 31, 2021
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$7,553	$138
Interest rate contracts	Securities Available for Sale(c)	6,280	134
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $7 million and $7 million at June 30, 2022, and December 31, 2021, respectively,
(c)These amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At June 30, 2022, and December 31, 2021, the amortized costs of the closed portfolios in these hedging relationships was 732 Million and $7.7 billion, respectively.

Cash flow hedges. During the six-month period ended June 30, 2022, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2022, we expect to reclassify an estimated $350 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2022, the maximum length of time over which we hedge forecasted transactions is 5.17 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2022, and June 30, 2021.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Three months ended June 30, 2022
Total amounts presented in the consolidated statement of income	$(61)	$923	$188	$149	$(20)	$11

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$145	$—	$(51)	$—	$—	$—
Recognized on derivatives designated as hedging instruments	(126)	—	52	—	—	—
Net income (expense) recognized on fair value hedges	$19	$—	$1	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$19	$—	$5	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$19	$—	$5	—	—

Three months ended June 30, 2021
Total amounts presented in the consolidated statement of income	$(54)	$888	$133	$217	$(16)	$13

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(31)	$—	$158	$—	$—	$—
Recognized on derivatives designated as hedging instruments	62	—	(159)	—	—	—
Net income (expense) recognized on fair value hedges	$31	$—	$(1)	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$85	$—	$(1)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$85	$—	$1	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Six months ended June 30, 2022
Total amounts presented in the consolidated statement of income	$(110)	$1,760	$361	$312	$(34)	$7

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$385	$—	$(328)	$—	$—	$—
Recognized on derivatives designated as hedging instruments	(342)	—	334	—	—	—
Net income (expense) recognized on fair value hedges	$43	$—	$6	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$82	—	7	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$82	—	7	—	—

Six months ended June 30, 2021
Total amounts presented in the consolidated statement of income	$(114)	$1,777	$263	$379	$(37)	$64

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$173	$—	$(107)	$—	$—	$—
Recognized on derivatives designated as hedging instruments	(104)	—	108	—	—	—
Net income (expense) recognized on fair value hedges	$69	$—	$1	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$173	$—	$1	$—
Net income (expense) recognized on cash flow hedges	$(2)	$173	$—	$1	$—	$—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and six-month periods ended June 30, 2022, and June 30, 2021, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended June 30, 2022
Cash Flow Hedges
Interest rate	$(241)	Interest income — Loans	$19
Interest rate	1	Interest expense — Long-term debt	(1)
Interest rate	3	Investment banking and debt placement fees	5
Total	$(237)		$23
Three months ended June 30, 2021
Cash Flow Hedges
Interest rate	$61	Interest income — Loans	$85
Interest rate	(2)	Interest expense — Long-term debt	(1)
Interest rate	(4)	Investment banking and debt placement fees	(1)
Total	$55		$83

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Six months ended June 30, 2022
Cash Flow Hedges
Interest rate	$(911)	Interest income — Loans	$82
Interest rate	4	Interest expense — Long-term debt	(2)
Interest rate	12	Investment banking and debt placement fees	7
Total	$(895)		$87
Six months ended June 30, 2021
Cash Flow Hedges
Interest rate	$(142)	Interest income — Loans	$173
Interest rate	2	Interest expense — Long-term debt	(2)
Interest rate	5	Investment banking and debt placement fees	1
Total	$(135)		$172

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2022, and June 30, 2021, and where they are recorded on the income statement.

	Three months ended June 30, 2022				Three months ended June 30, 2021
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$14	$—	$(2)	$12	$5	$—	$—	$5
Foreign exchange	13	—	—	13	11	—	—	11
Commodity	5	—	—	5	4	—	—	4
Credit	1	—	(7)	(6)	(1)	—	(9)	(10)
Other	—	2	8	10	—	12	—	12
Total net gains (losses)	$33	$2	$(1)	$34	$19	$12	$(9)	$22

	Six months ended June 30, 2022				Six months ended June 30, 2021
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$27	$—	$7	$34	$11	$—	$—	$11
Foreign exchange	25	—	—	25	23	—	—	23
Commodity	10	—	—	10	8	—	—	8
Credit	3	—	(17)	(14)	4	—	(18)	(14)
Other	—	(2)	15	13	—	13	(22)	(9)
Total net gains (losses)	$65	$(2)	$5	$68	$46	$13	$(40)	$19

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $431 million was netted against derivative assets on the balance sheet at June 30, 2022, compared to $100 million of cash collateral netted against derivative assets at December 31, 2021. The cash collateral netted against derivative liabilities totaled $2.6 billion at June 30, 2022, and $1.1 billion at December 31, 2021. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	June 30, 2022	December 31, 2021
Interest rate	$203	$696
Foreign exchange	61	31
Commodity	2,051	1,108
Credit	—	—
Other	11	27
Derivative assets before collateral	2,326	1,862
Plus(Less): Related collateral	431	100
Total derivative assets	$2,757	$1,962

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At June 30, 2022, we had gross exposure of $244 million to broker-dealers and banks. We had net exposure of $643 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $642 million after considering $1 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $24 million at June 30, 2022. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At June 30, 2022, we had gross exposure of $2.3 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $2.1 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $3 million as of June 30, 2022, and $11 million as of December 31, 2021. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2022, and December 31, 2021. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	June 30, 2022			December 31, 2021
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other (a)	$—	3.15	4.45%	$149	13.86	3.15%
Total credit derivatives sold	$—	—	—	$149	—	—

(a) Other Notional Amount is less than $1 million as of 6/30/2022

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2022, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1.0 billion, which was comprised of $205 million in derivative assets and $1.2 billion in derivative liabilities. We had $1.2 billion in cash and securities collateral posted to cover those positions as of June 30, 2022. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2022.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2022, and December 31, 2021. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2022, and December 31, 2021, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2022, and December 31, 2021. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2022		December 31, 2021
Dollars in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$3	$3
Two rating downgrades	1	1	3	3
Three rating downgrades	1	1	3	3

KeyBank’s long-term senior unsecured credit rating was three ratings above noninvestment grade at Moody’s and S&P as of June 30, 2022, and December 31, 2021. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2022, or December 31, 2021, payments of $3 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2022, or December 31, 2021, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of period	$644	$588	$634	$578
Servicing retained from loan sales	22	28	52	57
Purchases	12	7	23	14
Amortization	(31)	(30)	(62)	(59)
Temporary (impairments) recoveries	—	7	—	10
Balance at end of period	$647	$600	$647	$600
Fair value at end of period	$938	$704	$938	$704

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2022, and June 30, 2021, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2022			June 30, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.11%	1.01%	2.00%	1.16%
	Residual cash flows discount rate	8.25%	10.18%	9.42%	7.48%	10.53%	9.24%
	Escrow earn rate	3.34%	3.79%	3.61%	1.14%	1.26%	1.19%
	Loan assumption rate	—%	1.57%	1.24%	—%	1.73%	1.43%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $143 million for the six-month period ended June 30, 2022, and $128 million for the six-month period ended June 30, 2021. This fee income was offset by $62 million of amortization for the six-month period ended June 30, 2022, and $59 million for the six-month period ended June 30, 2021. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of period	$101	$72	$93	$58
Servicing retained from loan sales	6	12	17	23
Purchases	—	—	—	—
Amortization	(3)	(5)	(7)	(10)
Temporary (impairments) recoveries	—	(2)	1	6
Balance at end of period	$104	$77	$104	$77
Fair value at end of period	$125	$81	$125	$81

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2022, and June 30, 2021, along with the valuation techniques, are shown in the following table:

		June 30, 2022			June 30, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	6.99%	43.84%	7.96%	7.70%	52.85%	13.27%
	Discount rate	7.50%	8.56%	7.53%	7.50%	8.60%	7.54%
	Servicing cost	$62.00	$8,075	$66.75	$62.00	$5,125	$70
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

The amortization of servicing assets for June 30, 2022, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $19 million for the six-month period ended June 30, 2022, and $20 million for the six-month period ended June 30, 2021. This fee income was offset by $7 million of amortization for the six-month period ended June 30, 2022, and $10 million for the six-month period ended June 30, 2021. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2022	2021	2022	2021
Sales-type and direct financing leases
Interest income on lease receivable	$15	$23	$31	$46
Interest income related to accretion of unguaranteed residual asset	4	1	8	3
Total sales-type and direct financing lease income	19	24	39	49
Operating leases
Operating lease income related to lease payments	27	32	56	64
Other operating leasing gains	1	4	4	10
Total operating lease income and other leasing gains	28	36	60	74
Total lease income	$47	$60	$99	$123

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

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT JUNE 30, 2021	$1,761	$912	$2,673
XUP acquisition	—	20	20
BALANCE AT DECEMBER 31, 2021	$1,761	$932	$2,693
XUP acquisition measurement period adjustment	—	1	1
GradFin acquisition	58	—	58
BALANCE AT JUNE 30, 2022	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 153 of our 2021 Form 10-K.

LIHTC investments. We had $1.6 billion and $1.6 billion of investments in LIHTC operating partnerships at June 30, 2022, and December 31, 2021, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2022, and December 31, 2021, we had liabilities of $692 million and $675 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2022, and December 31, 2021. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 153 of our 2021 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2022
LIHTC investments	$6,773	$2,220	$2,060
December 31, 2021
LIHTC investments	$7,839	$3,252	$1,985

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months ended June 30, 2022, we recognized $93 million of amortization and $91 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months ended June 30, 2021, we recognized $99 million of amortization and $94 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $40 million and $45 million at June 30, 2022, and December 31, 2021, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2022, and December 31, 2021.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2022
Indirect investments	$7,558	$96	$50
December 31, 2021
Indirect investments	$8,437	$178	$57

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2022, and December 31, 2021, that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2022, and December 31, 2021, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 130 and in Note 13 (“Variable Interest Entities “) beginning on page 153 of our 2021 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at June 30, 2022, and December 31, 2021. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our balance sheet. Of the total balance as of June 30, 2022, $1.9 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 155 of our 2021 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
June 30, 2022
Other unconsolidated VIEs	$2,235	$1
December 31, 2021
Other unconsolidated VIEs	$2,827	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 19.9% for the second quarter of 2022 and 20.6% for the second quarter of 2021. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At June 30, 2022, we had a net deferred tax asset of $1.2 billion, compared to a net deferred tax asset of $189 million at December 31, 2021, which are included in “accrued income and other assets” on the balance sheet. The increase in the deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax ite
ms. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $12 million at June 30, 2022, and $12 million at December 31, 2021. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At June 30, 2022, Key’s unrecognized tax benefits were $46 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Acquisitions and Discontinued Operations

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

GradFin. On May 2, 2022, KeyBank acquired GradFin, a public service loan forgiveness counseling provider. The acquisition was accounted for as a business combination. Consideration paid totaled $72 million consisting of $62 million in cash and $10 million in contingent consideration. As a result of the acquisition, we recognized goodwill of $58 million and other intangible assets of $12 million, with remaining assets acquired consisting primarily of cash. Other acquired assets and liabilities of GradFin were immaterial. These amounts represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At June 30, 2022, and December 31, 2021, approximately $498 million and $567 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 our 2021 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 158 of our 2021 Form 10-K .

The following table summarizes our securities financing agreements at June 30, 2022, and December 31, 2021:

	June 30, 2022				December 31, 2021
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$14	$(10)	$(4)	$—	$11	$(6)	$(5)	$—
Securities borrowed	500	—	(500)	—	500	—	(500)	—
Total	$514	$(10)	$(504)	$—	$511	$(6)	$(505)	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$153	$(10)	$(143)	$—	$173	$(6)	$(167)	$—
Total	$153	$(10)	$(143)	$—	$173	$(6)	$(167)	$—

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

As of June 30, 2022, the carrying amount of assets pledged as collateral against repurchase agreements totaled $282 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At June 30, 2022, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $143 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 161 of our 2021 Form 10-K.

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2022	2021	2022	2021
Interest cost on PBO	$6	$6	$13	$12
Expected return on plan assets	(6)	(7)	(13)	(14)
Amortization of losses	3	4	7	9
Settlement loss	—	—	—	—
Net pension cost	$3	$3	$7	$7

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2022
KeyCorp Capital I	$156	$6	$162	1.707%	2028
KeyCorp Capital II	93	4	97	6.875	2029
KeyCorp Capital III	121	4	125	7.750	2029
HNC Statutory Trust III	20	1	21	2.905	2035
Willow Grove Statutory Trust I	20	1	21	2.566	2036
HNC Statutory Trust IV	17	1	18	3.139	2037
Westbank Capital Trust II	8	—	8	4.253	2034
Westbank Capital Trust III	8	—	8	4.253	2034
Total	$443	$17	$460	4.682%	—

December 31, 2021	$466	$17	$483	4.271%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $29 million at June 30, 2022, and $52 million at December 31, 2021. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $29 million at June 30, 2022, and $52 million at December 31, 2021. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2022. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2021 Form 10-K.

June 30, 2022	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,041	$85
Recourse agreement with FNMA	6,502	25
Residential mortgage reserve	3,278	16
Written put options (a)	3,996	181
Total	$17,817	$307

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2022, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2021 Form 10-K.

Standby letters of credit. At June 30, 2022, our standby letters of credit had a remaining weighted-average life of 1.7 years, with remaining actual lives ranging from less than 1 year to as many as 12.4 years.

Recourse agreement with FNMA. At June 30, 2022, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.6 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $21.3 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30.6% of the principal balance of loans outstanding at June 30, 2022. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At June 30, 2022, the unpaid principal balance outstanding of loans sold by us in this program was $10.9 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2022.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the balance sheet, was $16 million at June 30, 2022. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At June 30, 2022, our written put options had an average life of 1.9 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2022, and June 30, 2021, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(2,764)	(755)	—	(3,519)
Amounts reclassified from AOCI, net of income taxes (a)	—	(66)	5	(61)
Net current-period other comprehensive income, net of income taxes	(2,764)	(821)	5	(3,580)
Balance at June 30, 2022	$(3,167)	$(733)	$(266)	$(4,166)

Balance at March 31, 2022	$(2,187)	$(473)	$(269)	$(2,929)
Other comprehensive income before reclassification, net of income taxes	(980)	(242)	1	(1,221)
Amounts reclassified from AOCI, net of income taxes (a)	—	(18)	2	(16)
Net current-period other comprehensive income, net of income taxes	(980)	(260)	3	(1,237)
Balance at June 30, 2022	$(3,167)	$(733)	$(266)	$(4,166)

Balance at December 31, 2020	$567	$476	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(443)	(20)	(1)	(464)
Amounts reclassified from AOCI, net of income taxes (a)	—	(131)	7	(124)
Net current-period other comprehensive income, net of income taxes	(443)	(151)	6	(588)
Balance at June 30, 2021	$124	$325	$(299)	$150

Balance at March 31, 2021	$(61)	$466	$(302)	$103
Other comprehensive income before reclassification, net of income taxes	185	(78)	—	107
Amounts reclassified from AOCI, net of income taxes (a)	—	(63)	3	(60)
Net current-period other comprehensive income, net of income taxes	185	(141)	3	47
Balance at June 30, 2021	$124	$325	$(299)	$150

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2022, and June 30, 2021, are as follows:

	Three months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2022	2021
Unrealized gains (losses) on derivative financial instruments
Interest rate	$19	$85	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	5	(1)	Investment banking and debt placement fees
	23	83	Income (loss) from continuing operations before income taxes
	5	20	Income taxes
	$18	$63	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(4)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	—	Other expense
	(2)	(4)	Income (loss) from continuing operations before income taxes
	—	(1)	Income taxes
	$(2)	$(3)	Income (loss) from continuing operations

	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
Dollars in millions	2022	2021
Unrealized gains (losses) on derivative financial instruments
Interest rate	$82	$173	Interest income — Loans
Interest rate	(2)	(2)	Interest expense — Long-term debt
Interest rate	7	1	Investment banking and debt placement fees
	87	172	Income (loss) from continuing operations before income taxes
	21	41	Income taxes
	$66	$131	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(7)	$(9)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	—	Other expense
	(6)	(9)	Income (loss) from continuing operations before income taxes
	(1)	(2)	Income taxes
	$(5)	$(7)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. During the second quarter of 2022, activity under this authorization was limited to repurchases related to employee equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.195 per Common Share for the second quarter of 2022. Common Share repurchases and Common Share dividends paid during the second quarter are consistent with the Federal Reserve’s second quarter capital distribution limitations.

Preferred Stock

The following table summarizes our preferred stock at June 30, 2022.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2022 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

20. Business Segment Reporting

The following is description of the segments and their primary businesses at June 30, 2022.

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

Commercial Bank

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, and public finance. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2022, and June 30, 2021. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2022	2021	2022	2021	2022	2021	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$570	$599	$440	$417	$94	$7	$1,104	$1,023
Noninterest income	254	253	404	454	30	43	688	750
Total revenue (TE) (a)	824	852	844	871	124	50	1,792	1,773
Provision for credit losses	8	(70)	37	(131)	—	(21)	45	(222)
Depreciation and amortization expense	22	20	30	33	17	23	69	76
Other noninterest expense	654	564	384	418	(29)	18	1,009	1,000
Income (loss) from continuing operations before income taxes (TE)	140	338	393	551	136	30	669	919
Allocated income taxes and TE adjustments	33	81	78	119	28	(5)	139	195
Income (loss) from continuing operations	107	257	315	432	108	35	530	724
Income (loss) from discontinued operations, net of taxes	—	—	—	—	3	5	3	5
Net income (loss)	107	257	315	432	111	40	533	729
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$107	$257	$315	$432	$111	$40	$533	$729

AVERAGE BALANCES (b)
Loans and leases	$40,818	$40,598	$67,834	$59,953	$486	$263	$109,138	$100,814
Total assets (a)	43,868	43,818	78,824	69,101	60,835	64,951	183,527	177,870
Deposits	91,256	88,412	54,864	54,814	1,351	1,096	147,471	144,322
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$23	$34	$21	$9	$—	$(21)	$44	$22
Return on average allocated equity (b)	11.66%	28.53%	14.16%	20.69%	24.11%	2.39%	14.76%	16.26%
Return on average allocated equity	11.66	28.53	14.16	20.69	24.78	2.73	14.85	16.37
Average full-time equivalent employees (c)	8,024	7,929	2,396	2,483	6,994	6,591	17,414	17,003
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other			Total Key
Dollars in millions	2022	2021	2022	2021	2022		2021	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,113	$1,206	$855	$828	$156		$1	$2,124	$2,035
Noninterest income	510	511	799	901	55		76	1,364	1,488
Total revenue (TE) (a)	1,623	1,717	1,654	1,729	211		77	3,488	3,523
Provision for credit losses	51	(94)	78	(198)	(1)		(23)	128	(315)
Depreciation and amortization expense	43	37	61	67	35		47	139	151
Other noninterest expense	1,296	1,150	770	827	(57)		19	2,009	1,996
Income (loss) from continuing operations before income taxes (TE)	233	624	745	1,033	234		34	1,212	1,691
Allocated income taxes and TE adjustments	56	150	147	218	32		(19)	235	349
Income (loss) from continuing operations	177	474	598	815	202		53	977	1,342
Income (loss) from discontinued operations, net of taxes	—	—	—	—	4		9	4	9
Net income (loss)	177	474	598	815	206		62	981	1,351
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$177	$474	$598	$815	$206	(d)	$62	$981	$1,351

AVERAGE BALANCES (b)
Loans and leases	$39,734	$39,927	$66,276	$60,584	$455		$266	$106,465	$100,777
Total assets (a)	42,847	43,151	76,853	69,771	63,360		62,149	183,060	175,071
Deposits	91,361	86,732	56,070	53,362	1,378		950	148,809	141,044
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$45	$70	$32	$87	—		(21)	$77	$136
Return on average allocated equity (b)	9.81%	27.18%	13.70%	19.01%	12.96%		1.89%	12.64%	15.19%
Return on average allocated equity	9.81	27.18	13.70	19.01	13.22		2.21	12.69	15.29
Average full-time equivalent employees (c)	7,962	8,106	2,399	2,371	6,901		6,569	17,262	17,046
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
21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2022, and June 30, 2021. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended June 30, 2022			Three months ended June 30, 2021
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$103	$18	$121	$105	$15	$120
Investment banking and debt placement fees	—	98	98	—	121	121
Services charges on deposit accounts	59	37	96	48	34	82
Cards and payments income	44	39	83	47	64	111
Other noninterest income	3	—	3	2	—	2
Total revenue from contracts with customers	$209	$192	$401	$202	$234	$436

Other noninterest income (a)			$257			$271
Noninterest income from Other(b)			30			43
Total noninterest income			$688			$750

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

	Six months ended June 30, 2022			Six months ended June 30, 2021
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$208	$36	$244	$206	$34	$240
Investment banking and debt placement fees	—	207	207	—	202	202
Services charges on deposit accounts	114	73	187	88	68	156
Cards and payments income	86	75	161	88	126	214
Other noninterest income	5	—	5	4	1	5
Total revenue from contracts with customers	$413	$391	$804	$386	$431	$817

Other noninterest income (a)			$505			$595
Noninterest income from Other(b)			55			76
Total noninterest income			$1,364			$1,488

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

We had no material contract assets or contract liabilities as of June 30, 2022, and June 30, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2022, the related consolidated statements of income, comprehensive income, changes in equity for the three-and six-month periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

Basis for Review Results

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
August 2, 2022

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

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2022. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and six months ended June 30, 2022.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
April 1 - 30	17,933	19.46	17,933	746,159,530
May 1 - 31	4,026	19.16	4,026	746,082,373
June 1 - 30	2,632	19.37	2,632	746,031,383
Total	24,591	$19.40	24,591

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2021. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

KeyCorp hereby agrees to furnish to the SEC, upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

August 2, 2022	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)