Form 10-Q
period 2022-09-30
KEYCORP /NEW/
filed 2022-11-01
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-11302

KeyCorp
Exact name of registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification Number:

127 Public Square,	Cleveland,	Ohio	44114-1306
Address of principal executive offices:			Zip Code:
(216) 689-3000
Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $1 par value	KEY	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed-to-Floating Rate	KEY PrI	New York Stock Exchange
Perpetual Non-Cumulative Preferred Stock, Series E)
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-	KEY PrJ	New York Stock Exchange
Cumulative Preferred Stock, Series F)
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-	KEY PrK	New York Stock Exchange
Cumulative Preferred Stock, Series G)
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Reset Perpetual Non-	KEY PrL	New York Stock Exchange
Cumulative Preferred Stock, Series H)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	932,969,593 shares
Title of class	Outstanding at October 28, 2022

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2022, and September 30, 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
•We engage in capital markets activities primarily through business conducted by our Commercial Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (to accommodate clients’ needs).
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
DVA: Debit valuation adjustment.
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
NSF: Non-sufficient funds.
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

We achieved positive operating leverage for the quarter. Revenues were up 5% quarter over quarter driven by growth in net interest income, reflecting strong loan growth. We’ve exercised disciplined expense management with current levels reflecting seasonal staffing as well as investments for future growth.

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

We remain committed to our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares. During the third quarter of 2022, the Board declared a dividend of $.195 per Common Share.

Strategic developments

Our actions and results during the third quarter of 2022 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 47 of our 2021 Form 10-K.

•We continued the momentum of loan growth across both our consumer and commercial businesses as we continue to add clients and deepen our existing relationships.
•In the third quarter, we implemented new client-friendly fee terms, eliminating NSF fees and introducing Key Coverage Zone TM for overdraft fees.
•We continued to expand targeted client relationships in healthcare, growing relationships with nurses and significant healthcare providers.
•Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the third quarter, the Board of Directors announced a Common Share dividend of $.195 per Common Share.

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

Regulatory capital requirements

KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the Basel III international capital framework (“Basel III”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework (“Regulatory Capital Rules”) are discussed in more detail in Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At September 30, 2022, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp September 30, 2022 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.1%
Tier 1 Capital	6.0	2.5	8.5	10.7
Total Capital	8.0	2.5	10.5	12.7
Leverage (a)	4.0	N/A	4.0	8.9
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

As of September 30, 2022, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

On June 23, 2022, the Federal Reserve announced the results of the supervisory stress test that it conducted of 34 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that all BHCs subject to the stress test maintained capital ratios above the minimum required levels under the severely adverse scenario. The stress test results for individual BHCs will be used to determine a BHC’s stress capital buffer requirement, which became effective on October 1, 2022, and will remain in effect until September 30, 2023, unless the firm later receives an updated stress capital buffer requirement from the Federal Reserve. On August 4, 2022, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer, based on its June 2022 stress test, is 2.5%, which is the minimum buffer required for banking organizations the size of KeyCorp.

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

Deposit insurance and assessments

On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the final rule, the increase in rates will begin with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates will apply to KeyBank.

See Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability” for a discussion of other recent developments concerning deposit insurance and assessments.

Resolution plans

On October 14, 2022 and October 18, 2022, the Federal Reserve and the FDIC issued an advance notice of proposed rulemaking (“ANPR”) requesting public comment on the potential adoption of new resolution-related resource requirements for large banking organizations that are not global systemically important BHCs (“GSIBs”). The new requirements would potentially include a long-term debt requirement that would provide an extra layer of loss-absorbing capacity, a clean-holding company requirement (prohibiting certain financial arrangements such as short-term borrowings or derivatives), and a requirement for the identification of separability options in the context of recovery or resolution. The Federal Reserve and the FDIC stated that large banking organizations for this purpose are those banking organizations that have $100 billion or more in total consolidated assets and are not GSIBs but indicated that the focus of this ANPR was on Category II and Category III banking organizations, which are banking organizations with $250 billion or more in total consolidated assets or that meet certain risk-based criteria. KeyCorp is a Category IV banking organization and would not be subject to the potential new requirements unless they are extended to Category IV banking organizations. Comments on the ANPR are due 60 days after publication in the Federal Register.

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

On July 19, 2022, the Federal Reserve issued for public comment a proposed rule to implement the LIBOR Act. The proposed rule would establish Federal Reserve-selected benchmark replacements for contracts governed by federal or state law that use LIBOR as a benchmark reference rate but do not provide for a clearly defined or practicable replacement after June 30, 2023, when LIBOR will no longer be available in its current form. The proposal identifies separate Federal Reserve-selected replacement rates for derivative transactions, consumer loans, contracts where a government sponsored enterprise is a party, and all other affected contracts. Consistent with the LIBOR Act, each proposed replacement rate would be based on SOFR and would incorporate spread adjustments for each specified tenor of LIBOR. The proposed rule would also define various terms and provide clarification of certain provisions of the LIBOR Act. In addition to asking for comment on all aspects of the proposed rule, the Federal Reserve asked for comment on a series of questions related to the proposal. Comments on the proposal were due by August 29, 2022, and we are awaiting the final rulemaking.

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

On March 21, 2022, the SEC issued for public comment a proposal to amend its rules under the Securities Act of 1933 and the Securities Exchange Act of 1934 to require public companies (including KeyCorp) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the proposal would require public companies to disclose information about (i) climate-related risks that are reasonably likely to have a material impact on the company’s business or financial statements over the short-, medium- or long-term; (ii) the actual and potential impacts of such risks on the company’s strategy, business model, and outlook; (iii) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing such risks; (iv) the impact of climate-related events and transitional activities on line items in the company’s consolidated financial statements as well as the financial estimates and assumptions used in the financial statements; and (v) the company’s direct greenhouse gas emissions, indirect emissions from purchased energy, and, if material, indirect emissions from the company’s value chain (which may include financed emissions in a bank’s loan portfolio). The financial services industry has not yet adopted a standardized methodology for banks to use to quantitatively measure indirect emissions from a bank’s value chain, such as financed emissions. Accordingly, this proposal would require many banks to quantify and disclose financed emissions on a comprehensive scale for the first time. Comments on the SEC’s proposal were originally due by May 20, 2022. The comment period was extended to June 17, 2022. On October 7, 2022, the SEC reopened the comment period on this proposal until November 1, 2022, due to a technological error that resulted in a number of public comments submitted through the SEC’s comment website not being received by the SEC.

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

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended September 30, 2021, to the three months ended September 30, 2022 (dollars in millions):
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
Net interest income (TE) was $1.2 billion for the third quarter of 2022 and the net interest margin was 2.74%. Compared to the third quarter of 2021, net interest income (TE) increased $178 million and net interest margin increased by 27 basis points. Net interest income (TE) benefited from higher earning asset balances, a favorable balance sheet mix, and higher interest rates. Net interest income (TE) and the net interest margin were negatively impacted by the sale of the indirect auto loan portfolio in the third quarter of 2021, higher interest-bearing deposit costs, and lower loan fees from the PPP.

For the nine months ended September 30, 2022, net interest income (TE) increased $267 million from the same period last year and net interest margin increased by seven basis points. Net interest income (TE) benefited from higher earning asset balances, higher interest rates, and a favorable balance sheet mix. Net interest income (TE) and the net interest margin were negatively impacted by higher interest-bearing deposit costs, the sale of the indirect auto loan portfolio in the third quarter of 2021, and lower loan fees from the PPP.
Average loans were $114.4 billion for the third quarter of 2022, an increase of $14.3 billion compared to the third quarter of 2021. Commercial loans increased $9.1 billion, reflecting core commercial and industrial loan growth, which mitigated the impact of a $4.0 billion decline in PPP balances, and an increase in commercial mortgage real estate loans. Consumer loans increased $5.2 billion, largely driven by Key's consumer mortgage business and Laurel Road, partly offset by the sale of the indirect auto loan portfolio in the third quarter of 2021.

Average deposits totaled $144.2 billion for the third quarter of 2022, a decrease of $2.7 billion compared to the year-ago quarter. The decrease reflects declines in non-operating commercial deposit balances, partially offset by an increase in retail deposits.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(h)

	Three months ended September 30, 2022			Three months ended September 30, 2021			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$56,151	$578	4.09%	$49,868	$445	3.54%	$60	$73	$133
Real estate — commercial mortgage	16,002	168	4.18	13,306	120	3.56	27	21	48
Real estate — construction	2,306	27	4.58	2,134	19	3.53	2	6	8
Commercial lease financing	3,892	25	2.58	3,922	27	2.80	—	(2)	(2)
Total commercial loans	78,351	798	4.05	69,230	611	3.50	89	98	187
Real estate — residential mortgage	20,256	152	3.00	13,168	92	2.78	53	7	60
Home equity loans	8,024	91	4.51	8,894	84	3.75	(9)	16	7
Consumer direct loans	6,766	72	4.25	5,175	59	4.55	17	(4)	13
Credit cards	969	28	11.63	917	23	10.07	1	4	5
Consumer indirect loans	52	—	—	2,754	22	3.15	(11)	(11)	(22)
Total consumer loans	36,067	343	3.80	30,908	280	3.60	51	12	63
Total loans	114,418	1,141	3.97	100,138	891	3.53	140	110	250
Loans held for sale	1,102	14	5.22	1,447	13	3.66	(4)	5	1
Securities available for sale (b), (e)	42,271	196	1.69	36,923	135	1.48	21	40	61
Held-to-maturity securities (b)	7,933	55	2.79	6,507	43	2.66	10	2	12
Trading account assets	841	8	3.65	743	4	2.19	1	3	4
Short-term investments	3,043	32	4.13	19,274	9.18		(14)	37	23
Other investments (e)	1,054	5	1.78	614	1.99		1	3	4
Total earning assets	170,662	1,451	3.30	165,646	1,096	2.64	155	200	355
Allowance for loan and lease losses	(1,099)			(1,222)
Accrued income and other assets	18,629			16,947
Discontinued assets	478			618
Total assets	$188,670			$181,989

LIABILITIES
NOW and money market deposit accounts	$83,050	50.24		$85,333	10.05		—	40	40
Savings deposits	7,904	—	.01	7,117	—	.01	—	—	—
Certificates of deposit ($100,000 or more)	1,347	2.47		1,975	3.59		(1)	—	(1)
Other time deposits	2,713	7.97		2,404	2.26		—	5	5
Total interest-bearing deposits	95,014	59.25		96,829	15.06		(1)	45	44
Federal funds purchased and securities sold under repurchase agreements	3,562	19	2.10	231	—	.02	—	19	19
Bank notes and other short-term borrowings	3,725	24	2.53	671	2	1.11	18	4	22
Long-term debt (f), (g)	17,704	146	3.32	12,601	54	1.73	28	64	92
Total interest-bearing liabilities	120,005	248.82		110,332	71.26		45	132	177
Noninterest-bearing deposits	49,215			50,087
Accrued expense and other liabilities	4,358			3,053
Discontinued liabilities (g)	478			618
Total liabilities	174,056			164,090
EQUITY
Key shareholders’ equity	14,614			17,899
Noncontrolling interests	—			—
Total equity	14,614			17,899
Total liabilities and equity	$188,670			$181,989

Interest rate spread (TE)			2.48%			2.38%
Net interest income (TE) and net interest margin (TE)		1,203	2.74%		1,025	2.47%	$110	$68	178
TE adjustment (b)		7			9
Net interest income, GAAP basis		$1,196			$1,016

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2022, and September 30, 2021.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $162 million and $137 million of assets from commercial credit cards for the three months ended September 30, 2022, and September 30, 2021, respectively.
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

	Nine months ended September 30, 2022			Nine months ended September 30, 2021			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$53,878	$1,437	3.57%	$51,410	$1,347	3.50%	$66	$24	$90
Real estate — commercial mortgage	15,278	425	3.72	12,932	351	3.63	65	9	74
Real estate — construction	2,154	64	3.95	2,111	58	3.65	1	5	6
Commercial lease financing	3,883	72	2.48	4,041	89	2.93	(3)	(14)	(17)
Total commercial loans	75,193	1,998	3.55	70,494	1,845	3.50	129	24	153
Real estate — residential mortgage	18,331	395	2.87	11,320	246	2.89	151	(2)	149
Home equity loans	8,191	244	3.98	9,089	257	3.78	(26)	13	(13)
Consumer direct loans	6,414	201	4.20	4,969	173	4.65	47	(19)	28
Credit cards	948	76	10.75	919	69	10.10	2	5	7
Consumer indirect loans	67	—	—	3,771	91	3.22	(45)	(46)	(91)
Total consumer loans	33,951	916	3.60	30,068	836	3.71	129	(49)	80
Total loans	109,144	2,914	3.57	100,562	2,681	3.56	258	(25)	233
Loans held for sale	1,230	36	3.94	1,531	35	3.03	(8)	9	1
Securities available for sale (b), (e)	43,396	557	1.60	33,553	398	1.60	124	35	159
Held-to-maturity securities (b)	7,473	149	2.66	6,713	133	2.64	15	1	16
Trading account assets	846	21	3.28	809	14	2.30	1	6	7
Short-term investments	4,636	49	1.42	18,211	20.15		(25)	54	29
Other investments (e)	836	11	1.80	616	5	1.14	2	4	6
Total earning assets	167,561	3,737	2.92	161,995	3,286	2.71	367	84	451
Allowance for loan and lease losses	(1,087)			(1,427)
Accrued income and other assets	18,315			16,626
Discontinued assets	507			651
Total assets	$185,296			$177,845

LIABILITIES
NOW and money market deposit accounts	$85,632	79.12		$83,599	30.05		1	48	49
Savings deposits	7,799	1.01		6,730	1.02		—	—	—
Certificates of deposit ($100,000 or more)	1,490	5.45		2,250	13.77		(4)	(4)	(8)
Other time deposits	2,263	8.48		2,644	8.41		(1)	1	—
Total interest-bearing deposits	97,184	93.13		95,223	52.07		(4)	45	41
Federal funds purchased and securities sold under repurchase agreements	2,226	25	1.51	242	—	.03	—	25	25
Bank notes and other short-term borrowings	2,135	36	2.24	764	6.96		18	12	30
Long-term debt (f), (g)	13,757	256	2.49	12,469	168	1.80	19	69	88
Total interest-bearing liabilities	115,302	410.48		108,698	226.28		33	151	184
Noninterest-bearing deposits	50,082			47,800
Accrued expense and other liabilities	4,149			2,853
Discontinued liabilities (g)	507			651
Total liabilities	170,040			160,002
EQUITY
Key shareholders’ equity	15,256			17,843
Noncontrolling interests	—			—
Total equity	15,256			17,843
Total liabilities and equity	$185,296			$177,845

Interest rate spread (TE)			2.45%			2.44%
Net interest income (TE) and net interest margin (TE)		3,327	2.60%		3,060	2.53%	$334	$(67)	$267
TE adjustment (b)		20			22
Net interest income, GAAP basis		$3,307			$3,038

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for both the nine months ended September 30, 2022, and September 30, 2021.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $152 million and $131 million of assets from commercial credit cards for the nine months ended September 30, 2022, and September 30, 2021, respectively.
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

Provision for credit losses

Key’s provision for credit losses was $109 million for the three months ended September 30, 2022, compared to a net benefit of $107 million for the three months ended September 30, 2021. The provision for credit losses was $237 million for the nine months ended September 30, 2022, compared to a net benefit of $422 million for the nine months ended September 30, 2021. The increase reflects the impact of a reserve release in each respective year-ago period as uncertainty caused by the pandemic subsided as well as changes in the economic outlook.

Noninterest income

As shown in Figure 4, noninterest income was $683 million, and represented 36% of total revenue for the third quarter of 2022, compared to $797 million, representing 44% of total revenue, for the year-ago quarter. Noninterest income was $2.0 billion for the nine months ended September 30, 2022, compared to $2.3 billion for the nine months ended September 30, 2021.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended September 30, 2022, trust and investment services income was down $2 million, or 1.6%, compared to the same period one year ago. For the nine months ended September 30, 2022, trust and investment services income was up $5 million, or 1.3%, compared to the same period one year ago. This was primarily due to an increase in commissions based revenue offset by decreases in fees associated with lower assets under management balances.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2022, our bank, trust, and registered investment advisory subsidiaries had assets under management of $47.8 billion, compared to $52.9 billion at September 30, 2021. Assets under management were down compared to September 30, 2021, as shown in Figure 5, due to market impact on portfolios.

Figure 5. Assets Under Administration

Dollars in millions	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Discretionary assets under management by investment type:
Equity	$26,930	$28,344	$32,270	$33,767	$31,361
Securities lending	—	—	—	—	13
Fixed income	13,035	12,913	13,414	13,851	13,673
Money market	4,850	4,604	4,481	4,541	4,425
Total discretionary assets under management	44,815	45,861	50,165	52,159	49,472
Non-discretionary assets under administration	3,031	3,142	3,542	3,647	3,395
Total	$47,846	$49,003	$53,707	$55,806	$52,867

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended September 30, 2022, investment banking and debt placement fees were down $81 million, or 34.5%, compared to the same period a year ago. For the nine months ended September 30, 2022, investment banking and debt placement fees decreased $148 million, or 24.1%. The movement reflects the slowdown in broader capital markets activity.

Service charges on deposit accounts

Service charges on deposit accounts increased $1 million, or 1.1%, for the three months ended September 30, 2022, compared to the same period one year ago. For the nine months ended September 30, 2022, service charges on deposit accounts increased by $32 million, or 13.0%, from the nine months ended September 30, 2021, driven by higher gross overdraft fees and account analysis fees.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, decreased $20 million, or 18.0%, for the three months ended September 30, 2022, compared to the same period one year ago. For the nine months ended September 30, 2022, cards and payment income decreased $73 million, or 22.2%, from the same period a year ago. These decreases are primarily a result of lower prepaid card activity offset by slight increases in merchant services income.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended September 30, 2022, decreased $12 million, or 5.2%, from the year-ago quarter, as a result of a decrease in consumer mortgage income from lower gain on sale margins and a decrease in other income due to the gain on sale of the indirect auto portfolio recognized in the year-ago quarter. For the nine months ended September 30, 2022, other noninterest income decreased $54 million, or 7.7%, from the same period a year ago, driven by the overall decrease in consumer mortgage income as well as decreases from market adjustments on other investments partially offset by an increase in corporate services income from derivative related activity.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the third quarter of 2022, compared to $1.1 billion for the third quarter of 2021. Noninterest expense was $3.3 billion for the nine months ended September 30, 2022, compared to $3.3 billion for the nine months ended September 30, 2021.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense
(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $15 million, or 2.3%, for the three months ended September 30, 2022, compared to the same period one year ago. For the nine months ended September 30, 2022, personnel expense was up $5 million, or 0.3%, compared to the same period one year ago. The increases were driven by higher salaries and contract labor, with slight offsets from decreased incentive compensation costs.

Other nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended September 30, 2022, decreased $21 million, or 4.4%, from the year-ago quarter, primarily due to decreases in business and professional fees and other expense. For the nine months ended September 30, 2022, other nonpersonnel expense decreased $10 million, or 0.7%, from the nine months ended September 30, 2021, also primarily due to decreases in business and professional fees and other expense.

Income taxes

We recorded tax expense of $124 million for the third quarter of 2022 and $165 million for the third quarter of 2021. We recorded tax expense of $346 million for the nine months ended September 30, 2022, compared to $501 million for the nine months ended September 30, 2021.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $142 million for the third quarter of 2022, compared to $241 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $50 million, or 8.6%, compared to the third quarter of 2021, driven by higher earning assets, partially offset by the sale of the indirect auto loan portfolio
•Average loans and leases increased $2.7 billion, or 6.8%, from the third quarter of 2021, driven by loan growth in consumer mortgage and Laurel Road, partly offset by the sale of the indirect auto loan portfolio
•Average deposits increased $766 million, or 0.9%, from the third quarter of 2021, driven by higher retail deposits

•Provision for credit losses increased $75 million compared to the third quarter of 2021, due to an increase in the provision in the current quarter, reflecting the change in the economic outlook, as well as a reserve release in the year-ago period as uncertainty caused by the pandemic subsided
•Noninterest income decreased $29 million, or 10.1%, from the third quarter of 2021, driven by lower consumer mortgage income, reflecting lower gain on sale margins, as well as a decline in trust and investment services, reflecting lower equity markets
•Noninterest expense increased $76 million, or 12.9%, from the third quarter of 2021, driven by an increase in personnel expense
Commercial Bank

Summary of operations

•Net income attributable to Key of $295 million for the third quarter of 2022, compared to $379 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $88 million, compared to the third quarter of 2021, reflecting growth in commercial and industrial loans and commercial real estate loans, as well as higher interest rates
•Average loan and lease balances increased $11.6 billion, compared to the third quarter of 2021, due to growth in commercial and industrial loans and commercial mortgage real estate loans
•Average deposit balances decreased $4.1 billion, or 7.3%, compared to the third quarter of 2021, driven by a decline in non-operating deposits

a
•Provision for credit losses increased $143 million compared to the third quarter of 2021, due to an increase in the provision in the current quarter, reflecting the change in the economic outlook, as well as a reserve release in the year-ago period as uncertainty caused by the pandemic subsided
•Noninterest income decreased $83 million, from the third quarter of 2021, driven by lower investment banking and debt placement fees and lower cards and payments income, partially offset by an increase in corporate services income
•Noninterest expense decreased by $20 million, or 4.3%, from the third quarter of 2021, driven by lower incentive compensation

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at September 30, 2022
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At September 30, 2022, total loans outstanding from continuing operations were $116.2 billion, compared to $101.9 billion at December 31, 2021. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 108 of our 2021 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $79.6 billion at September 30, 2022, an increase of $8.8 billion, or 12.4%, compared to December 31, 2021, driven by core portfolio growth in commercial and industrial loans and commercial real estate loans, including an increase in utilization rates.

Figure 8 provides our commercial loan portfolios by industry classification at September 30, 2022, and December 31, 2021.

Figure 8. Commercial Loans by Industry

September 30, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$965	$163	$83	$1,211	1.5%
Automotive	1,483	752	12	2,247	2.8
Business products	2,441	169	39	2,649	3.3
Business services	3,151	256	169	3,576	4.5
Chemicals	952	30	5	987	1.2
Commercial real estate	8,228	13,739	7	21,974	27.6
Construction materials and contractors	2,280	304	289	2,873	3.7
Consumer goods	4,338	542	267	5,147	6.5
Consumer services	4,876	867	364	6,107	7.7
Equipment	1,790	111	141	2,042	2.6
Finance	7,715	101	400	8,216	10.3
Healthcare	3,165	1,374	323	4,862	6.1
Metals and mining	1,571	74	50	1,695	2.1
Oil and gas	2,243	27	24	2,294	2.9
Public exposure	2,777	9	605	3,391	4.3
Technology	951	13	99	1,063	1.3
Transportation	1,286	164	518	1,968	2.5
Utilities	6,268	5	443	6,716	8.4
Other	491	49	39	579	.7
Total	$56,971	$18,749	$3,877	$79,597	100.0%

December 31, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$872	$161	$84	$1,117	1.6%
Automotive	1,253	609	18	1,880	2.7
Business products	1,732	131	39	1,902	2.7
Business services	3,202	235	177	3,614	5.1
Chemicals	786	25	22	833	1.2
Commercial real estate	6,494	11,456	9	17,959	25.3
Construction materials and contractors	2,248	338	264	2,850	4.0
Consumer goods	3,760	555	276	4,591	6.5
Consumer services	4,998	889	424	6,311	8.9
Equipment	1,650	97	138	1,885	2.7
Finance	6,676	98	380	7,154	10.1
Healthcare	3,138	1,302	245	4,685	6.6
Metals and mining	1,219	71	55	1,345	1.9
Oil and gas	1,758	26	35	1,819	2.6
Public exposure	2,768	15	720	3,503	4.9
Technology	649	9	149	807	1.1
Transportation	1,288	134	551	1,973	2.8
Utilities	5,491	—	467	5,958	8.4
Other	543	89	18	650	.9
Total	$50,525	$16,240	$4,071	$70,836	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 49% of our total loan portfolio at September 30, 2022, and 51% at December 31, 2021. This portfolio is approximately 86% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $57.0 billion at September 30, 2022, an increase of $6.4 billion, or 12.8%, compared to December 31, 2021. The increase was broad-based and spread across most industry categories.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at September 30, 2022. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 13% of commercial real estate loans at period end.

At September 30, 2022, commercial real estate loans totaled $18.7 billion, which includes $16.4 billion of mortgage loans and $2.3 billion of construction loans. Compared to December 31, 2021, this portfolio increased $2.5 billion, or 15.4%, driven by growth in multi-family lending. We continue to focus primarily on owners and operators of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$27	$227	$267	1.4%	$—	$267
Industrial	67	25	68	118	222	275	60	835	4.5	151	684
Land & Residential	1	3	4	2	3	21	—	34.2		12	22
Lodging	78	—	10	4	20	86	45	243	1.3	22	221
Medical Office	46	—	43	9	14	92	26	230	1.2	47	183
Multifamily	1,048	520	1,522	1,180	2,581	1,399	386	8,636	46.1	1,606	7,030
Office	194	—	173	114	134	325	96	1,036	5.5	—	1,036
Retail	293	35	131	162	69	407	370	1,467	7.8	100	1,367
Self Storage	84	13	49	17	61	44	124	392	2.1	5	387
Senior Housing	145	55	146	76	113	138	269	942	5.0	180	762
Skilled Nursing	—	—	—	52	—	248	149	449	2.4	—	449
Student Housing	—	—	—	53	175	14	—	242	1.3	38	204
Other	24	4	8	94	35	90	196	451	2.4	2	449
Total nonowner-occupied	1,989	655	2,154	1,885	3,427	3,166	1,948	15,224	81.2	2,163	13,061
Owner-occupied	1,171	3	334	510	151	1,356	—	3,525	18.8	186	3,339
Total	$3,160	$658	$2,488	$2,395	$3,578	$4,522	$1,948	$18,749	100.0%	$2,349	$16,400

Nonperforming loans	$1	—	—	$2	$1	$8	$22	$34	N/M	$—	$34
Accruing loans past due 90 days or more	1	—	1	—	—	7	—	9	N/M	1	8
Accruing loans past due 30 through 89 days	1	1	—	1	—	2	—	5	N/M	—	5

December 31, 2021
Nonowner-occupied:
Diversified	$18	$—	$—	$1	$—	$40	$183	$242	1.5%	$—	$242
Industrial	47	25	44	44	218	224	114	716	4.4	90	626
Land & Residential	13	3	4	2	5	29	—	56.3		33	23
Lodging	75	—	21	4	30	101	28	259	1.6	27	232
Medical Office	46	—	44	5	6	95	—	196	1.2	24	172
Multifamily	855	490	1,166	941	1,651	1,392	239	6,734	41.5	1,249	5,485
Office	213	—	199	122	133	372	46	1,085	6.7	17	1,068
Retail	247	36	131	226	95	409	192	1,336	8.2	87	1,249
Self Storage	44	5	44	13	39	50	74	269	1.7	5	264
Senior Housing	115	32	109	57	107	198	222	840	5.2	114	726
Skilled Nursing	—	39	19	2	13	271	164	508	3.1	—	508
Student Housing	10	—	36	65	124	14	—	249	1.5	86	163
Other	20	—	6	77	33	120	89	345	2.1	2	343
Total nonowner-occupied	1,703	630	1,823	1,559	2,454	3,315	1,351	12,835	79.0	1,734	11,101
Owner-occupied	1,065	—	293	592	124	1,331	—	3,405	21.0	262	3,143
Total	$2,768	$630	$2,116	$2,151	$2,578	$4,646	$1,351	$16,240	100.0%	$1,996	$14,244

Nonperforming loans	$—	—	—	$2	$—	$17	$25	$44	N/M	$—	$44
Accruing loans past due 90 days or more	1	—	1	—	—	6	—	8	N/M	1	7
Accruing loans past due 30 through 89 days	—	—	5	1	24	5	—	35	N/M	16	19

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2022, totaled $36.6 billion, an increase of $5.6 billion, or 18.0%, from December 31, 2021. Consumer loan growth continues to reflect strength from the consumer mortgage business and Laurel Road.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of September 30, 2022, representing 57% of consumer loans outstanding. This is followed by our home equity portfolio representing 22% of consumer loans outstanding at September 30, 2022.

We held the first lien position for approximately 67% of the home equity portfolio at September 30, 2022, and 71% at December 31, 2021. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2021 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
September 30, 2022
Washington	$4,480	$1,096	$262	$84	$2	$5,924
Ohio	2,791	1,053	542	203	6	4,595
New York	821	2,303	785	343	2	4,254
Colorado	2,939	298	174	30	—	3,441
California	2,325	16	547	3	7	2,898
Oregon	1,231	642	119	41	—	2,033
Pennsylvania	445	598	401	58	3	1,505
Florida	827	44	463	13	8	1,355
Texas	306	4	402	4	3	719
Illinois	130	3	214	1	1	349
Other	4,543	1,869	2,894	197	18	9,521
Total	$20,838	$7,926	$6,803	$977	$50	$36,594

December 31, 2021
Ohio	$2,631	$1,284	$485	$206	$8	$4,614
New York	679	2,467	638	345	4	4,133
Washington	2,264	1,076	234	81	2	3,657
Colorado	2,602	284	156	30	—	3,072
California	1,781	14	430	3	10	2,238
Oregon	1,009	670	110	40	1	1,830
Pennsylvania	351	634	327	55	4	1,371
Connecticut	837	319	96	26	2	1,280
Florida	591	46	378	13	10	1,038
Texas	184	5	343	4	4	540
Other	2,827	1,668	2,556	169	25	7,245
Total	$15,756	$8,467	$5,753	$972	$70	$31,018

Figure 11 summarizes our loan sales for the nine months ended September 30, 2022 and all of 2021.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Consumer indirect	Total
2022
Third quarter	$211	$1,882	$43	$353	$—	$—	$2,489
Second quarter	41	1,851	150	496	—	—	2,538
First quarter	1,469	1,909	39	901	—	—	4,318
Total	$1,721	$5,642	$232	$1,750	$—	$—	$9,345
2021
Fourth quarter	$296	$3,460	$93	$987	$—	$—	$4,836
Third quarter	215	1,996	68	901	—	3,305	6,485
Second quarter	1,085	1,907	75	1,192	—	—	4,259
First quarter	124	1,930	156	1,129	—	—	3,339
Total	$1,720	$9,293	$392	$4,209	$—	3,305	$18,919

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Commercial real estate loans	$485,342	$479,974	$469,371	$444,131	$422,091
Residential mortgage	11,014	10,948	10,756	10,312	9,844
Education loans	341	366	389	415	442
Commercial lease financing	1,619	1,418	1,195	1,236	1,318
Commercial loans	727	724	740	750	743
Consumer direct	536	575	621	699	798
Consumer indirect	1,766	2,039	2,354	2,714	3,109
Total	$501,345	$496,044	$485,426	$460,257	$438,345

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.7 billion of the $501.3 billion of loans administered or serviced at September 30, 2022. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $48.2 billion at September 30, 2022, compared to $52.9 billion at December 31, 2021. Available-for-sale securities were $40.0 billion at September 30, 2022, compared to $45.4 billion at December 31, 2021. Held-to-maturity securities were $8.2 billion at September 30, 2022, and $7.5 billion at December 31, 2021.

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

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	September 30, 2022	December 31, 2021
FHLMC & FNMA	$25,339	$28,461
GNMA	11,802	12,469
Total (a)	$37,141	$40,930

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2022
Remaining maturity:
One year or less	$511	$58	$3	$27	$—	$599.58%
After one through five years	8,614	2,155	2,454	2,343	—	15,566	1.28
After five through ten years	155	11,088	1,286	5,432	1	17,962	1.78
After ten years	106	3,936	242	1,589	—	5,873	1.70
Fair value	$9,386	$17,237	$3,985	$9,391	$1	$40,000	—
Amortized cost	$10,062	$20,706	$4,742	$10,780	$1	$46,291	1.57%
Weighted-average yield (b)	.59%	1.67%	1.58%	2.27%	—%	1.57%	—
Weighted-average maturity	2.1 years	8.2 years	5.0 years	7.7 years	— years	6.4 years	—
December 31, 2021
Fair value	$9,472	$21,119	$5,122	$9,651	$—	$45,364	—
Amortized cost	9,573	21,430	5,137	9,753	—	45,893	1.43%
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
Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2022
Remaining maturity:
One year or less	$13	$—	$6	$3	$2	$24	2.29%
After one through five years	1,058	131	1,706	1,618	13	4,526	2.43
After five through ten years	1,679	54	767	—	—	2,500	3.26
After ten years	1,068	—	45	—	—	1,113	4.32
Amortized cost	$3,818	$185	$2,524	$1,621	$15	$8,163	2.94%
Fair value	$3,567	$167	$2,335	$1,513	$14	$7,596	—
Weighted-average yield (b)	3.21%	2.86%	3.08%	2.10%	2.40%	2.94%	—
Weighted-average maturity	7.6 years	5.4 years	4.7 years	1.8 years	2.4 years	5.5 years	—
December 31, 2021
Amortized cost	$2,196	$164	$2,678	$2,485	$16	$7,539	2.37%
Fair value	2,229	170	2,796	2,454	16	7,665	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at September 30, 2022

Noninterest-bearing deposits 33%
Other time deposits 3%
Certificates of deposit ($100,000 or more) 1%
Savings deposits 5%
NOW and money market deposit accounts 58%

Large corporate
28%
Retail
42%
Public sector
6%
Middle market
10%
Business banking: 14%

Deposits are our primary source of funding. At September 30, 2022, our deposits totaled $144.9 billion, a decrease of $7.7 billion compared to December 31, 2021. The decrease reflects declines in retail balances and declines in non-operating commercial deposit balances.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $27.1 billion at September 30, 2022, compared to $12.8 billion at December 31, 2021. The increase is the result of solid loan growth and a decline in deposit balances.

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

COMMON SHAREHOLDER PAYOUT (IN MILLIONS)
$176
$710
$182
$—
$182
$44
$182
$—
$182
$—
3Q21
4Q21
1Q22
2Q22
3Q22
COMMON SHARES REPURCHASED(a)
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a) - In the third quarter of 2021, Key executed an accelerated share repurchase program

Dividends

Consistent with our 2021 capital plan, we paid a quarterly dividend of $.195 per Common Share for the third quarter of 2022. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 16 in the “Supervision and Regulation” section of our 2021 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 29,916 holders of record at September 30, 2022. Our book value per Common Share was $11.62 based on 932.9 million shares outstanding at September 30, 2022, compared to $16.76 per Common Share based on 928.8 million shares outstanding at December 31, 2021. At September 30, 2022, our tangible book value per Common Share was $8.56, compared to $13.72 per Common Share at December 31, 2021.

Figure 17 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 17. Changes in Common Shares Outstanding

	2022		2021
In thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	932,643	932,398	928,850	930,544	960,276
Open market repurchases, repurchases under an ASR program, and return of shares under employee compensation plans	(3)	(24)	(1,707)	(2,482)	(29,923)
Shares issued under employee compensation plans (net of cancellations)	298	269	5,255	788	191
Shares outstanding at end of period	932,938	932,643	932,398	928,850	930,544

As shown above, Common Shares outstanding increased by .3 million shares during the third quarter of 2022.

At September 30, 2022, we had 323.8 million treasury shares, compared to 327.9 million treasury shares at December 31, 2021. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2022. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2021 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.0% at September 30, 2022, compared to 9.4% at December 31, 2021. Our tangible common equity to tangible assets ratio was 4.3% at September 30, 2022, compared to 6.9% at December 31, 2021. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2022, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 18 represents the details of our regulatory capital positions at September 30, 2022, and December 31, 2021, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2021 Form 10-K.

Figure 18. Capital Components and Risk-Weighted Assets

	Dollars in millions	September 30, 2022	December 31, 2021
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$13,290	$17,423
Less:	Preferred Stock (a)	2,446	1,856
Add:	CECL phase-in (b)	178	237
	Common Equity Tier 1 capital before adjustments and deductions	11,022	15,804
Less:	Goodwill, net of deferred taxes	2,617	2,571
	Intangible assets, net of deferred taxes	100	125
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,745)	(300)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(1,248)	(14)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(264)	(272)
	Total Common Equity Tier 1 capital	$14,561	$13,693
TIER 1 CAPITAL
Common Equity Tier 1		$14,561	$13,693
Additional Tier 1 capital instruments and related surplus		2,446	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	$17,007	$15,549
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$2,200	$1,540
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,133	941
Less:	Deductions	—	—
	Total Tier 2 capital	3,333	2,481
	Total risk-based capital	$20,340	$18,030
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$122,514	$109,041
Risk-weighted off-balance sheet exposure		36,430	33,853
Market risk-equivalent assets		771	1,500
Gross risk-weighted assets		159,715	144,394
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$159,715	$144,394
AVERAGE QUARTERLY TOTAL ASSETS		$190,627	$183,604
CAPITAL RATIOS
Tier 1 risk-based capital		10.65%	10.77%
Total risk-based capital		12.74%	12.49%
Leverage (d)		8.92%	8.47%
Common Equity Tier 1		9.12%	9.48%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $22 million and $28 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2022, and December 31, 2021, respectively.

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

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities, will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 111 of our 2021 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At September 30, 2022, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed aggregate daily VaR on any day during the quarter ended September 30, 2022. Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended September 30, 2021. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.3 million at September 30, 2022, and $1.1 million at September 30, 2021. Figure 19 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2022, and September 30, 2021.

Figure 19. VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.1	$.5	$.8	$.7	$1.4	$.6	$.9	$1.0
Derivatives:
Interest rate	$.5	$.1	$.3	$.2	$.2	$.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.7 million at September 30, 2022, and $6.6 million at September 30, 2021. The decrease in stressed VaR is due to several factors including a change in our VaR modeling and the change in the size and composition of the Fixed Income inventory. Figure 20 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2022, and September 30, 2021.

Figure 20. Stressed VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$2.3	$1.0	$1.7	$2.0	$6.4	$1.8	$4.1	$5.8
Derivatives:
Interest rate	$.5	$.1	$.3	$.3	$.6	$.3	$.4	$.5

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $0.1 million at September 30, 2022, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are operationally ready for various SOFR-based benchmarks, including but not limited to, Daily Simple SOFR in Arrears, SOFR Compounded in Arrears, SOFR Averages in Advance, and Term SOFR. We are actively quoting alternative indexes other than LIBOR, such as SOFR and Term SOFR, and are originating new loans in those indexes. We have also originated a small number of new loans using credit sensitive rates in a limited and managed fashion.

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

As of September 30, 2022, Key had the following instruments that were either directly or indirectly dependent on LIBOR.

Dollars in millions	Maturity through June 30, 2023	Maturity past June 30, 2023
Outstanding balance of loans	$4,610	$20,825
Notional value of derivative contracts	14,883	72,460
Investment securities	—	558
Debt and equity instruments	—	1,276

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

Figure 21 presents the results of the simulation analysis at September 30, 2022, and September 30, 2021. At September 30, 2022, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has increased as a result of an increase in the current level of market rates and a larger balance sheet compared to the September 30, 2021, analysis. Current modeled exposure is within the Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 21. Simulated Change in Net Interest Income

	September 30, 2022		September 30, 2021
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	Low 40s	N/A	High 20s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(4.20)%	(1.76)%	(4.06)%	5.50%

+200 NII at risk beta sensitivity	September 30, 2022
Beta assumption	Low 40s	Mid 30s	Low 30s	High 20s
Interest rate risk assessment	(1.76)%	(0.79)%	0.18%	1.15%

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

The current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. Corporate Treasury discretionary activities related to funding, investing, and hedging may also change as a result of changes in customer business flows or changes in management’s desired interest rate risk positioning. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change the interest rate risk profile.

Simulations are also conducted that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a similar manner to those based on a 12-month horizon. To capture longer-term exposures, changes in the EVE are calculated as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The policy decline scenario is equal to the current Fed Target Rate capped at 200 basis points. As of September 30, 2022, the policy decline scenario is minus 175 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of September 30, 2022.

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

Figure 22. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2022
				Weighted-Average			December 31, 2021
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$26,250	$(1,490)		2.2	1.3%	2.9%	$23,950	$9
Receive fixed/pay variable — conventional debt	10,045	(607)		4.3	2.0	2.6	7,432	137
Receive fixed/pay variable — forward A/LM	3,850	(137)		4.2	2.9	4.0	850	(1)
Pay fixed/receive variable — conventional debt	50	1		5.8	2.3	3.6	50	(7)
Pay fixed/receive variable — forward securities	—	—		—	—	—	6,280	135
Pay fixed/receive variable — securities	405	51		4.7	3.3	0.7
Total portfolio swaps	$40,600	$(2,182)	(b)	2.9	1.6%	2.9%	$38,562	$273	(b)

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Excludes accrued interest of $75 million and $108 million at September 30, 2022, and December 31, 2021, respectively.

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

Our credit ratings at September 30, 2022, are shown in Figure 23. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 23. Credit Ratings

September 30, 2022	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. As of September 30, 2022, our consolidated loan-to-deposit ratio was 81%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at September 30, 2022, totaled $37.7 billion, consisting of $33.6 billion of unpledged securities, $12.1 million of securities available for secured funding at the FHLB, and $4.1 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2022, our unused borrowing capacity secured by loan collateral was $32.1 billion at the Federal Reserve Bank of Cleveland and $7.0 billion at the FHLB. During the third quarter of 2022, our secured term borrowings increased $2.4 billion as additional advances were taken. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. On August 8, 2022, KeyBank issued two notes under the bank note program: $1.25 billion of Fixed Rate Senior Bank Notes due August 8, 2025, and $750 million of Fixed Rate Subordinated Bank Notes due August 8, 2032.

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

At September 30, 2022, KeyCorp held $3.3 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. On May 23, 2022, KeyCorp issued $600 million of 3.878% Fixed-to-Floating Senior Notes due May 23, 2025 and $750 million of 4.789% Fixed-to-Floating Senior Notes due June 1, 2033. The fixed rate periods for each issuance are effective through May 23, 2024, and June 1, 2032, respectively. Additionally, on August 24, 2022, KeyCorp issued $600 million of 6.2% fixed rate reset perpetual non-cumulative preferred stock. During the third quarter of 2022, KeyBank paid no cash dividends to KeyCorp. As of September 30, 2022, KeyBank had regulatory capacity to pay $2.1 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased primarily from an increase in cash balances. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2022, and September 30, 2021.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2021 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at September 30, 2022, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 24, our ALLL from continuing operations increased by $83 million, or 7.8%, from December 31, 2021. The commercial ALLL increased by $51 million, or 7.4%, from December 31, 2021, through September 30, 2022. Our consumer ALLL increased by $32 million, or 8.6%, from December 31, 2021, through September 30, 2022. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 24. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2022			December 31, 2021
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$519	45.4%	49.0%	$445	41.9%	49.6%
Commercial real estate:
Commercial mortgage	168	14.7	14.1	182	17.2	13.9
Construction	22	1.9	2.0	29	2.7	2.0
Total commercial real estate loans	190	16.6	16.1	211	19.9	15.9
Commercial lease financing	30	2.6	3.3	32	3.0	4.0
Total commercial loans	739	64.6	68.4	688	64.8	69.5
Real estate — residential mortgage	137	12.0	17.9	95	9.0	15.5
Home equity loans	93	8.1	6.8	110	10.4	8.3
Consumer direct loans	112	9.8	5.9	105	9.9	5.6
Credit cards	61	5.3	0.9	61	5.7	1.0
Consumer indirect loans	2	0.2	0.1	2	0.2	0.1
Total consumer loans	405	35.4	31.6	373	35.2	30.5
Total ALLL — continuing operations (a)	$1,144	100.0%	100.0%	$1,061	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $22 million at September 30, 2022, and $28 million at December 31, 2021.

Net loan charge-offs

Figure 25 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 27. Figure 26 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended September 30, 2022, increased $14 million compared to the year-ago quarter. For the remainder of 2022, we expect net loan charge-offs to average loans to range between 15 - 25 basis points.

Figure 25. Net Loan Charge-offs from Continuing Operations (a)

	2022			2021
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$36	$31	$19	$10	$7
Real estate — Commercial mortgage	1	2	3	—	(1)
Real estate — Construction	—	(1)	—	—	—
Commercial lease financing	(1)	(1)	2	1	(5)
Total commercial loans	36	31	24	11	1
Real estate — Residential mortgage	—	(3)	(1)	(2)	(3)
Home equity loans	(1)	(1)	—	1	(1)
Consumer direct loans	4	9	5	5	5
Credit cards	5	7	5	4	5
Consumer indirect loans	(1)	1	—	—	22
Total consumer loans	7	13	9	8	28
Total net loan charge-offs	$43	$44	$33	$19	$29
Net loan charge-offs to average loans	.15%	.16%	.13%	.08%	.11%
Net loan charge-offs from discontinued operations — education lending business	$—	$—	$2	$1	$—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 26. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2022			2021
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	0.25%	0.23%	0.15%	0.08%	0.06%
Real estate — commercial mortgage	0.02	0.05	0.08	—	(0.03)
Real estate — construction	—	(0.19)	—	—	—
Commercial lease financing	(0.10)	(0.11)	0.21	0.10	(0.51)
Total commercial loans	0.18	0.17	0.13	0.06	0.01
Real estate — residential mortgage	—	(0.07)	(0.02)	(0.05)	(0.09)
Home equity loans	(0.05)	(0.05)	—	0.05	(0.04)
Consumer direct loans	0.23	0.55	0.34	0.36	0.38
Credit cards	2.05	2.98	2.18	1.69	2.16
Consumer indirect loans	(7.63)	6.80	—	—	3.17
Total consumer loans	0.08	0.15	0.12	0.11	0.36
Total net loan charge-offs	0.15%	0.16%	0.13%	0.08%	0.11%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2022	2021	2022	2021
Average loans outstanding	$114,418	$100,138	$109,144	$100,562
Allowance for loan and lease losses at beginning of period	1,099	1,220	1,061	1,626
Loans charged off:
Commercial and industrial	49	27	118	141
Real estate — commercial mortgage	3	—	10	39
Real estate — construction	—	—	—	—
Commercial lease financing	—	1	2	5
Total commercial loans	52	28	130	185
Real estate — residential mortgage	1	(2)	(2)	(1)
Home equity loans	—	1	1	7
Consumer direct loans	8	7	25	22
Credit cards	7	6	22	21
Consumer indirect loans	—	26	2	38
Total consumer loans	16	38	48	87
Total loans charged off	68	66	178	272
Recoveries:
Commercial and industrial	13	20	32	60
Real estate — commercial mortgage	2	1	4	8
Real estate — construction	—	—	1	—
Commercial lease financing	1	6	2	7
Total commercial loans	16	27	39	75
Real estate — residential mortgage	1	1	2	2
Home equity loans	1	2	3	4
Consumer direct loans	4	2	7	6
Credit cards	2	1	5	6
Consumer indirect loans	1	4	2	14
Total consumer loans	9	10	19	32
Total recoveries	25	37	58	107
Net loan charge-offs	(43)	(29)	(120)	(165)
Provision (credit) for loan and lease losses	88	(107)	203	(377)
Allowance for loan and lease losses at end of period	$1,144	$1,084	$1,144	$1,084
Liability for credit losses on off-balance sheet exposures at beginning of period	173	152	160	197
Provision (credit) for losses on off-balance sheet exposures	21	—	34	(45)
Liability for credit losses on off-balance sheet exposures at end of period(a)	$194	$152	$194	$152
Total allowance for credit losses at end of period	$1,338	$1,236	$1,338	$1,236
Net loan charge-offs to average total loans	.15%	.11%	.15%	.22%
Allowance for loan and lease losses to period-end loans	.98	1.10	.98	1.10
Allowance for credit losses to period-end loans	1.15	1.25	1.15	1.25
Allowance for loan and lease losses to nonperforming loans	293.3	195.7	293.3	195.7
Allowance for credit losses to nonperforming loans	343.1	223.1	343.1	223.1

Discontinued operations — education lending business:
Loans charged off	$1	$1	$4	$3
Recoveries	1	1	2	2
Net loan charge-offs	$—	$—	$(2)	$(1)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 28 shows the composition of our nonperforming assets. As shown in Figure 28, nonperforming assets at September 30, 2022, decreased $70 million from December 31, 2021. This decrease was primarily driven by continual declines in our nonperforming loan balance.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2021 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 28. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Commercial and industrial	$169	$197	$186	$191	$253
Real estate — commercial mortgage	34	35	40	44	49
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	34	35	40	44	49
Commercial lease financing	2	2	3	4	5
Total commercial loans (b)	205	234	229	239	307
Real estate — residential mortgage	66	67	73	72	93
Home equity loans	112	120	129	135	146
Consumer direct loans	3	3	4	4	4
Credit cards	3	3	3	3	3
Consumer indirect loans	1	2	1	1	1
Total consumer loans	185	195	210	215	247
Total nonperforming loans	390	429	439	454	554
OREO	12	9	8	8	8
Nonperforming loans held for sale	17	25	20	24	35
Other nonperforming assets	—	—	—	3	2
Total nonperforming assets	$419	$463	$467	$489	$599
Accruing loans past due 90 days or more	$47	$41	$55	$68	$82
Accruing loans past due 30 through 89 days	187	137	122	165	164
Restructured loans — accruing and nonaccruing (c)	254	216	219	220	270
Restructured loans included in nonperforming loans (c)	134	94	98	99	146
Nonperforming assets from discontinued operations — education lending business	3	3	4	4	4
Nonperforming loans to period-end portfolio loans	.34%	.38%	.41%	.45%	.56%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.36	.41	.44	.48	.61
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

Figure 29 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 29. Summary of Changes in Nonperforming Loans from Continuing Operations

	2022			2021
Dollars in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$429	$439	$454	$554	$694
Loans placed on nonaccrual status	80	118	87	116	116
Charge-offs	(68)	(59)	(50)	(51)	(66)
Loans sold	(3)	(8)	—	(38)	(17)
Payments	(29)	(35)	(27)	(68)	(136)
Transfers to OREO	(1)	(2)	(1)	(1)	(1)
Loans returned to accrual status	(18)	(24)	(24)	(58)	(36)
Balance at end of period	$390	$429	$439	$454	$554

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

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, shut down access to systems for ransom, or cause other damage. As the threat landscape continues to evolve, critical infrastructure, including financial institutions, remains a top target for cyberattacks. The significant increase in remote working by our employees and third-party service providers inherently introduces additional risk. Additionally, we face heightened risk of cyberattacks in the near term because of recent geopolitical events, which may result in increased attacks against U.S. critical infrastructure, including financial institutions. Cyberattacks may include, but are not limited to, attacks that are intended to disrupt or disable banking services and prevent banking transactions, attempts to breach the security of systems and data, and social engineering attempts aimed at tricking employees and clients into providing sensitive information or executing financial transactions.

We also face cyberattack risks related to our third-party service providers. Cyberattacks successfully compromising or circumventing the security of the systems of our third-party service providers have resulted in, and could again in the future result in, negative consequences to us, including interfering with our third-party providers’ ability to fulfill their contractual obligations to us, an interruption in our business processes, or the disclosure or misappropriation of confidential information of us or that of our clients These cyberattacks may result in regulatory consequences, reputational harm or financial loss or liability that could adversely affect our financial condition or results of operations. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of their customers. Recently, there have also been numerous highly publicized cases where hackers requested ransom payments in exchange for not disclosing customer information or to restore company access to locked systems. We have incurred, and may again incur, expenses related to the investigation of cyberattacks involving third-party providers or related to the protection of our clients from identity theft as a result of such attacks. We have also incurred, and may continue to incur, expenses to enhance our systems or processes to protect against cyber or other security incidents.

Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients. To date, Key has not experienced material disruption of our operations, or material harm to our client base, as a result of the heightened threat landscape of cyberattacks.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	9/30/2022	9/30/2021
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$13,290	$14,427	$15,308	$17,423	$17,510
Less:	Intangible assets (a)	2,856	2,868	2,810	2,820	2,814
	Preferred Stock (b)	2,446	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$7,988	$9,703	$10,642	$12,747	$12,840
Total assets (GAAP)		$190,051	$187,008	$181,221	$186,346	$187,035
Less:	Intangible assets (a)	2,856	2,868	2,810	2,820	2,814
	Tangible assets (non-GAAP)	$187,195	$184,140	$178,411	$183,526	$184,221
	Tangible common equity to tangible assets ratio (non-GAAP)	4.3%	5.3%	6.0%	6.9%	7.0%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,614	$14,398	$16,780	$17,471	$17,899	$15,256	$17,843
Less:	Intangible assets (average) (c)	2,863	2,827	2,814	2,814	2,823	2,835	2,834
	Preferred Stock (average)	2,148	1,900	1,900	1,900	1,900	1,984	1,900
	Average tangible common equity (non-GAAP)	$9,603	$9,671	$12,066	$12,757	$13,176	$10,437	$13,109
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$513	$504	$420	$601	$616	$1,437	$1,905
Average tangible common equity (non-GAAP)		9,603	9,671	12,066	12,757	13,176	10,437	13,109
Return on average tangible common equity from continuing operations (non-GAAP)		21.2%	20.9%	14.1%	18.7%	18.5%	18.41%	19.43%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$515	$507	$421	$603	$618	$1,443	$1,916
Average tangible common equity (non-GAAP)		9,603	9,671	12,066	12,757	13,176	10,437	13,109
Return on average tangible common equity consolidated (non-GAAP)		21.3%	21.0%	14.2%	18.8%	18.6%	18.49%	19.54%
(a)For the three months ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021, intangible assets exclude $2 million, $2 million, $2 million, $3 million, and $3 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021, average intangible assets exclude $2 million, $2 million, $3 million, $3 million, and $3 million, respectively, of average purchased credit card receivables. For the nine months ended September 30, 2022, and September 30, 2021, average intangible assets exclude $2 million, and $4 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	9/30/2022	9/30/2021
Cash efficiency ratio
Noninterest expense (GAAP)		$1,106	$1,078	$1,070	$1,170	$1,112	$3,254	$3,259
Less:	Intangible asset amortization	12	12	11	14	15	35	44
Adjusted noninterest expense (non-GAAP)		$1,094	$1,066	$1,059	$1,156	$1,097	$3,219	$3,215
Net interest income (GAAP)		$1,196	$1,097	$1,014	$1,033	$1,016	$3,307	$3,038
Plus:	Taxable-equivalent adjustment	7	7	6	5	9	20	22
	Noninterest income (GAAP)	683	688	676	909	797	2,047	2,285
Total taxable-equivalent revenue (non-GAAP)		$1,886	$1,792	$1,696	$1,947	$1,822	$5,374	$5,345
Cash efficiency ratio (non-GAAP)		58.0%	59.5%	62.4%	59.4%	60.2%	59.9%	60.1%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 95 of our 2021 Form 10-K. During the three months ended September 30, 2022, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2022

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

		The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.	The guidance is not expected to have a material impact on Key's financial condition or results of operations. Key is still evaluating the impact on its financial statement disclosures.
ASU 2022-03, Fair Value Measurement - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	December 15, 2023 Early adoption is permitted.	The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value.

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

		The guidance should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.	The guidance is not expected to have a material impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$717	$913
Short-term investments	4,896	11,010
Trading account assets	1,068	701
Securities available for sale	40,000	45,364
Held-to-maturity securities (fair value: $7,596 and $7,665)	8,163	7,539
Other investments	1,272	639
Loans, net of unearned income of $326 and $373	116,191	101,854
Less: Allowance for loan and lease losses	(1,144)	(1,061)
Net loans	115,047	100,793
Loans held for sale (a)	1,048	2,729
Premises and equipment	629	681
Goodwill	2,752	2,693
Other intangible assets	106	130
Corporate-owned life insurance	4,351	4,327
Accrued income and other assets	9,535	8,265
Discontinued assets	467	562
Total assets	$190,051	$186,346
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$84,168	$89,207
Savings deposits	7,860	7,503
Certificates of deposit ($100,000 or more)	1,269	1,705
Other time deposits	4,578	2,153
Total interest-bearing deposits	97,875	100,568
Noninterest-bearing deposits	46,980	52,004
Total deposits	144,855	152,572
Federal funds purchased and securities sold under repurchase agreements	4,224	173
Bank notes and other short-term borrowings	4,576	588
Accrued expense and other liabilities	4,849	3,548
Long-term debt	18,257	12,042
Total liabilities	176,761	168,923
EQUITY
Preferred stock	2,500	1,900
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,257	6,278
Retained earnings	15,450	14,553
Treasury stock, at cost (323,763,632 and 327,852,311 shares)	(5,917)	(5,979)
Accumulated other comprehensive income (loss)	(6,257)	(586)
Total equity	13,290	17,423
Total liabilities and equity	$190,051	$186,346

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $61 million at September 30, 2022, and $281 million at December 31, 2021.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2022	2021	2022	2021
INTEREST INCOME
Loans	$1,134	$882	$2,894	$2,659
Loans held for sale	14	13	36	35
Securities available for sale	196	135	557	398
Held-to-maturity securities	55	43	149	133
Trading account assets	8	4	21	14
Short-term investments	32	9	49	20
Other investments	5	1	11	5
Total interest income	1,444	1,087	3,717	3,264
INTEREST EXPENSE
Deposits	59	15	93	52
Federal funds purchased and securities sold under repurchase agreements	19	—	25	—
Bank notes and other short-term borrowings	24	2	36	6
Long-term debt	146	54	256	168
Total interest expense	248	71	410	226
NET INTEREST INCOME	1,196	1,016	3,307	3,038
Provision for credit losses	109	(107)	237	(422)
Net interest income after provision for credit losses	1,087	1,123	3,070	3,460
NONINTEREST INCOME
Trust and investment services income	127	129	400	395
Investment banking and debt placement fees	154	235	466	614
Service charges on deposit accounts	92	91	279	247
Operating lease income and other leasing gains	19	37	79	111
Corporate services income	96	74	283	212
Cards and payments income	91	111	256	329
Corporate-owned life insurance income	33	33	99	94
Consumer mortgage income	14	33	49	106
Commercial mortgage servicing fees	44	34	125	112
Other income (a)	13	20	11	65
Total noninterest income	683	797	2,047	2,285
NONINTEREST EXPENSE
Personnel	655	640	1,892	1,887
Net occupancy	72	74	223	225
Computer processing	77	67	232	211
Business services and professional fees	47	56	152	157
Equipment	23	25	72	75
Operating lease expense	24	30	79	95
Marketing	30	32	92	89
Other expense	178	188	512	520
Total noninterest expense	1,106	1,112	3,254	3,259
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	664	808	1,863	2,486
Income taxes	124	165	346	501
INCOME (LOSS) FROM CONTINUING OPERATIONS	540	643	1,517	1,985
Income (loss) from discontinued operations	2	2	6	11
NET INCOME (LOSS)	542	645	1,523	1,996
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$542	$645	$1,523	$1,996
Income (loss) from continuing operations attributable to Key common shareholders	$513	$616	$1,437	$1,905
Net income (loss) attributable to Key common shareholders	515	618	1,443	1,916
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.55	$.65	$1.55	$1.99
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.55	.66	1.56	2.00
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.55	$.65	$1.54	$1.98
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.55	.65	1.55	1.99
Weighted-average Common Shares outstanding (000)	924,594	942,446	924,085	955,069
Effect of Common Share options and other stock awards	7,861	10,077	8,679	9,712
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	932,455	952,523	932,764	964,781

(a)For the three and nine months ended September 30, 2022, we had a $9 million gain in net securities. For the three months ended September 30, 2021, we had a $9 million gain in net securities. For the three and nine months ended September 30, 2022, and September 30, 2021, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2022	2021	2022	2021
Net income (loss)	$542	$645	$1,523	$1,996
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $510, $56, $1,381, and $195	(1,616)	(174)	(4,380)	(617)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $150, $9, $409, and $57	(477)	(29)	(1,298)	(180)
Net pension and postretirement benefit costs, net of income taxes of $0, $(3), $(2), and $(5)	2	8	7	14
Total other comprehensive income (loss), net of tax	(2,091)	(195)	(5,671)	(783)
Comprehensive income (loss)	(1,549)	450	(4,148)	1,213
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$(1,549)	$450	$(4,148)	$1,213

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						1,523			1,523
Other comprehensive income (loss)								(5,671)	(5,671)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.585 per share)						(546)			(546)
Series D Preferred Stock ($37.50 per depositary share)						(19)			(19)
Series E Preferred Stock ($1.148400 per depositary share)						(24)			(24)
Series F Preferred Stock ($1.059400 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054700 per depositary share)						(19)			(19)
Employee equity compensation program Common Share repurchases		(1,734)					(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		5,822			(5)		106		101
Issuance of Series H preferred stock	600		600		(10)				590
BALANCE AT SEPTEMBER 30, 2022	1,996	932,938	$2,500	$1,257	$6,257	$15,450	$(5,917)	$(6,257)	$13,290

BALANCE AT JUNE 30, 2022	1,396	932,643	$1,900	$1,257	$6,241	$15,118	$(5,923)	$(4,166)	$14,427
Net income (loss)						542			542
Other comprehensive income (loss)								(2,091)	(2,091)
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.195 per share)						(182)			(182)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Employee equity compensation program Common Share repurchases		(3)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		298			26		6		32
Issuance of Series H preferred stock	600		600		(10)				590
BALANCE AT SEPTEMBER 30, 2022	1,996	932,938	$2,500	$1,257	$6,257	$15,450	$(5,917)	$(6,257)	$13,290

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	$17,981
Net income (loss)						1,996			1,996
Other comprehensive income (loss)								(783)	(783)
Deferred compensation					5				5
Cash dividends declared
Common Shares ($.555 per share)						(534)			(534)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Open market Common Share repurchases		(27,346)					(559)		(559)
Employee equity compensation program Common Share repurchases		(1,604)			—		(32)		(32)
Common shares reissued (returned) for stock options and other employee benefit plans		7,274			(28)		129		101
Common share repurchases under ASR program		(23,553)			(117)		(468)		(585)
BALANCE AT SEPTEMBER 30, 2021	1,396	930,544	$1,900	$1,257	$6,141	$14,133	$(5,876)	$(45)	$17,510

BALANCE AT JUNE 30, 2021	1,396	960,276	$1,900	$1,257	$6,232	$13,689	$(5,287)	$150	$17,941
Net income (loss)						645			645
Other comprehensive income (loss)								(195)	(195)
Deferred compensation					5				5
Cash dividends declared
Common Shares ($.185 per share)						(176)			(176)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)			(7)
Series F Preferred Stock ($.353125 per depositary share)						(7)			(7)
Series G Preferred Stock ($.35156 per depositary share)						(5)			(5)
Open market Common Share repurchases		(6,367)					(125)		(125)
Employee equity compensation program Common Share repurchases		(3)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		191			21		4		25
Common share repurchases under ASR program		(23,553)			(117)		(468)		(585)
BALANCE AT SEPTEMBER 30, 2021	1,396	930,544	$1,900	$1,257	$6,141	$14,133	$(5,876)	$(45)	$17,510

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Nine months ended September 30,
(Unaudited)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$1,523	$1,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	237	(422)
Depreciation and amortization expense, net	100	80
Accretion of acquired loans	22	19
Increase in cash surrender value of corporate-owned life insurance	(83)	(82)
Stock-based compensation expense	89	78
Deferred income taxes (benefit)	38	126
Proceeds from sales of loans held for sale	9,337	11,282
Originations of loans held for sale, net of repayments	(7,597)	(10,818)
Net losses (gains) on sales of loans held for sale	(116)	(192)
Net losses (gains) on leased equipment	6	(9)
Net securities losses (gains)	9	—
Net losses (gains) on sales of fixed assets	(5)	13
Net decrease (increase) in trading account assets	(367)	(167)
Net transfers of loans held for sale	—	26
Other operating activities, net	(309)	(767)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,884	1,163
INVESTING ACTIVITIES
Purchases of intangibles assets via acquisitions	(12)	—
Cash received (used) in acquisitions, net of cash acquired	(58)	(9)
Net decrease (increase) in short-term investments, excluding acquisitions	6,114	(3,414)
Purchases of securities available for sale	(4,429)	(19,726)
Proceeds from sales of securities available for sale	—	—
Proceeds from prepayments and maturities of securities available for sale	3,774	5,824
Proceeds from prepayments and maturities of held-to-maturity securities	1,891	2,004
Purchases of held-to-maturity securities	(2,727)	(3)
Purchases of other investments	(620)	(26)
Proceeds from sales of other investments	13	36
Proceeds from prepayments and maturities of other investments	9	8
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(14,443)	(1,031)
Proceeds from sales of portfolio loans	125	243
Proceeds from corporate-owned life insurance	60	56
Purchases of premises, equipment, and software	(61)	(31)
Proceeds from sales of premises and equipment	13	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,351)	(16,069)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(7,717)	16,649
Net increase (decrease) in short-term borrowings	8,039	16
Net proceeds from issuance of long-term debt	15,601	1,203
Payments on long-term debt	(8,577)	(1,521)
Issuance of preferred shares	590	—
Open market common share repurchases	—	(559)
Employee equity compensation program Common Share repurchases	(44)	(32)
Common share purchases under ASR program	—	(585)
Net proceeds from reissuance of Common Shares	5	21
Cash dividends paid	(626)	(614)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,271	14,578
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(196)	(328)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	913	1,091
CASH AND DUE FROM BANKS AT END OF PERIOD	$717	$763
Additional disclosures relative to cash flows:
Interest paid	$277	$254
Income taxes paid (refunded)	160	212
Noncash items:
Reduction of secured borrowing and related collateral	$7	$7
Loans transferred to portfolio from held for sale	57	86
Loans transferred to held for sale from portfolio	—	3,403
Loans transferred to OREO	5	3
CMBS risk retentions	12	—
ABS risk retentions	9	13
Securities received as consideration	—	2,825

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts related to derivative valuations and reserves have been reclassified from Other Income to Corporate Services Income to conform to current reporting practices.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share amounts	2022	2021	2022	2021
EARNINGS
Income (loss) from continuing operations	$540	$643	$1,517	$1,985
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	540	643	1,517	1,985
Less: Dividends on Preferred Stock	27	27	80	80
Income (loss) from continuing operations attributable to Key common shareholders	513	616	1,437	1,905
Income (loss) from discontinued operations, net of taxes	2	2	6	11
Net income (loss) attributable to Key common shareholders	$515	$618	$1,443	$1,916
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	924,594	942,446	924,085	955,069
Effect of Common Share options and other stock awards	7,861	10,077	8,679	9,712
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	932,455	952,523	932,764	964,781
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.55	$.65	$1.55	$1.99
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.55	.66	1.56	2.00

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.55	$.65	$1.54	$1.98
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.55	.65	1.55	1.99
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	September 30, 2022	December 31, 2021
Commercial and industrial (b)	$56,971	$50,525
Commercial real estate:
Commercial mortgage	16,400	14,244
Construction	2,349	1,996
Total commercial real estate loans	18,749	16,240
Commercial lease financing (c)	3,877	4,071
Total commercial loans	79,597	70,836
Residential — prime loans:
Real estate — residential mortgage	20,838	15,756
Home equity loans	7,926	8,467
Total residential — prime loans	28,764	24,223
Consumer direct loans	6,803	5,753
Credit cards	977	972
Consumer indirect loans	50	70
Total consumer loans	36,594	31,018
Total loans (d)	$116,191	$101,854

(a)Accrued interest of $274 million and $198 million at September 30, 2022, and December 31, 2021, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $166 million and $139 million of commercial credit card balances at September 30, 2022, and December 31, 2021, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $10 million and $16 million at September 30, 2022, and December 31, 2021, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 169 of our 2021 Form 10-K.
(d)Total loans exclude loans of $467 million at September 30, 2022, and $567 million at December 31, 2021, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2021 Form 10-K.

The ALLL at September 30, 2022, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2022:

Dollars in millions	June 30, 2022	Provision		Charge-offs	Recoveries	September 30, 2022
Commercial and Industrial	$503	$52		$(49)	$13	$519
Commercial real estate:
Real estate — commercial mortgage	156	13		(3)	2	168
Real estate — construction	21	1		—	—	22
Total commercial real estate loans	177	14		(3)	2	190
Commercial lease financing	29	—		—	1	30
Total commercial loans	709	66		(52)	16	739
Real estate — residential mortgage	122	15		(1)	1	137
Home equity loans	95	(3)		—	1	93
Consumer direct loans	112	4		(8)	4	112
Credit cards	59	7		(7)	2	61
Consumer indirect loans	2	(1)		—	1	2
Total consumer loans	390	22		(16)	9	405
Total ALLL — continuing operations	1,099	88	(a)	(68)	25	1,144
Discontinued operations	24	(2)		(1)	1	22
Total ALLL — including discontinued operations	$1,123	$86		$(69)	$26	$1,166

(a)Excludes a provision for losses on lending-related commitments of $21 million.

Three months ended September 30, 2021:

Dollars in millions	June 30, 2021	Provision		Charge-offs	Recoveries	September 30, 2021
Commercial and Industrial	$499	$(30)		$(27)	$20	$462
Commercial real estate:
Real estate — commercial mortgage	227	(44)		—	1	184
Real estate — construction	35	(8)		—	—	27
Total commercial real estate loans	262	(52)		—	1	211
Commercial lease financing	34	(7)		(1)	6	32
Total commercial loans	795	(89)		(28)	27	705
Real estate — residential mortgage	86	(1)		2	1	88
Home equity loans	136	(13)		(1)	2	124
Consumer direct loans	115	(5)		(7)	2	105
Credit cards	68	(4)		(6)	1	59
Consumer indirect loans	20	5		(26)	4	3
Total consumer loans	425	(18)		(38)	10	379
Total ALLL — continuing operations	1,220	(107)	(a)	(66)	37	1,084
Discontinued operations	30	(1)		(1)	1	29
Total ALLL — including discontinued operations	$1,250	$(108)		$(67)	$38	$1,113

(a)We had no losses on lending-related commitments.

Nine months ended September 30, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	September 30, 2022
Commercial and Industrial	$445	$160		$(118)	$32	$519
Commercial real estate:
Real estate — commercial mortgage	182	(8)		(10)	4	168
Real estate — construction	29	(8)		—	1	22
Total commercial real estate loans	211	(16)		(10)	5	190
Commercial lease financing	32	(2)		(2)	2	30
Total commercial loans	688	142		(130)	39	739
Real estate — residential mortgage	95	38		2	2	137
Home equity loans	110	(19)		(1)	3	93
Consumer direct loans	105	25		(25)	7	112
Credit cards	61	17		(22)	5	61
Consumer indirect loans	2	—		(2)	2	2
Total consumer loans	373	61		(48)	19	405
Total ALLL — continuing operations	1,061	203	(a)	(178)	58	1,144
Discontinued operations	28	(4)		(4)	2	22
Total ALLL — including discontinued operations	$1,089	$199		$(182)	$60	$1,166

(a)Excludes a provision for losses on lending-related commitments of $34 million.

Nine months ended September 30, 2021:

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	September 30, 2021
Commercial and Industrial	$678	$(135)		$(141)	$60	$462
Commercial real estate:
Real estate — commercial mortgage	327	(112)		(39)	8	184
Real estate — construction	47	(20)		—	—	27
Total commercial real estate loans	374	(132)		(39)	8	211
Commercial lease financing	47	(17)		(5)	7	32
Total commercial loans	1,099	(284)		(185)	75	705
Real estate — residential mortgage	102	(17)		1	2	88
Home equity loans	171	(44)		(7)	4	124
Consumer direct loans	128	(7)		(22)	6	105
Credit cards	87	(13)		(21)	6	59
Consumer indirect loans	39	(12)		(38)	14	3
Total consumer loans	527	(93)		(87)	32	379
Total ALLL — continuing operations	1,626	(377)	(a)	(272)	107	1,084
Discontinued operations	36	(6)		(3)	2	29
Total ALLL — including discontinued operations	$1,662	$(383)		$(275)	$109	$1,113

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), fixed investment, business bankruptcies, GDP, industrial production, and unemployment rate
	Commercial real estate	Property & real estate price indices, unemployment rate, business bankruptcies, GDP
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	New vehicle sales, used vehicle prices, and Unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of September 30, 2022, risk of slowing economic growth is elevated due to the heightened inflationary pressures and continued stress on global supply chains. While inflation in the United States has persisted at elevated levels, monetary policy has become more restrictive which is expected to reduce inflation into 2023. While unemployment rates are still expected to remain at relatively low levels, job growth is moderating. We utilized the Moody’s August 2022 Consensus forecast as our baseline forecast to estimate our expected credit losses as of September 30, 2022. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects slow economic growth over the next two years in markets in which we operate. U.S. GDP continues to grow, albeit at a slow pace, at a 1.7% annualized rate in the third quarter of 2022 and at an annual rate of approximately 2% and 1% for 2022 and 2023, respectively. The national unemployment rate forecast is 3.5% in the third quarter of 2022, and is expected to increase slightly through the fourth quarter of 2023 due to labor supply constraints. The U.S. Consumer Price Index (CPI) annualized rate is expected to return to below 3% by the first quarter of 2023.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our September 30, 2022, assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $30 million, or 4.2%, from June 30, 2022. The overall increase in the commercial allowance is driven by loan growth and changes in economic outlook.

Changes to the economic forecast include increases in unemployment, lower final sales of domestic product and decreased consumer confidence measures, largely related to observed high inflation and increased interest rates. Loan growth particularly within the commercial and industrial portfolio remains strong and contributes to reserve build. These increases are partly offset by reductions in the qualitative reserves due to easing of pandemic-related risks as well as lower reserves attributable to a model recalibration and to individually assessed reserves.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $15 million, or 3.8%, from June 30, 2022. The overall increase in the allowance is primarily driven by loan growth and economic forecast changes, partly offset by reductions in qualitative reserves as pandemic-related pressures ease.

Current reserve levels reflect the overall declining economic outlook quarter-over-quarter, with the most meaningful economic changes being the slowing home price growth and shifts in the unemployment outlook. As it relates to the changes in the ALLL due to portfolio factors, increases are largely driven by targeted growth in the residential mortgage portfolio.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of September 30, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$7,572	$9,757	$3,729	$3,267	$1,862	$3,831	$24,796	$132	$54,946
Criticized (Accruing)	11	179	130	114	278	251	865	28	1,856
Criticized (Nonaccruing)	39	2	7	6	8	25	80	2	169
Total commercial and industrial	7,622	9,938	3,866	3,387	2,148	4,107	25,741	162	56,971
Real estate — commercial mortgage
Risk Rating:
Pass	4,162	4,264	1,014	1,912	827	2,695	927	50	15,851
Criticized (Accruing)	—	24	26	85	91	242	46	1	515
Criticized (Nonaccruing)	—	—	1	2	2	25	4	—	34
Total real estate — commercial mortgage	4,162	4,288	1,041	1,999	920	2,962	977	51	16,400
Real estate — construction
Risk Rating:
Pass	475	747	516	365	168	49	1	—	2,321
Criticized (Accruing)	—	—	5	5	14	4	—	—	28
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	475	747	521	370	182	53	1	—	2,349
Commercial lease financing
Risk Rating:
Pass	697	869	558	506	199	991	—	—	3,820
Criticized (Accruing)	1	1	10	19	13	11	—	—	55
Criticized (Nonaccruing)	—	—	—	1	1	—	—	—	2
Total commercial lease financing	698	870	568	526	213	1,002		—	3,877
Total commercial loans	$12,957	$15,843	$5,996	$6,282	$3,463	$8,124	$26,719	$213	$79,597

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,675	$4,941	$4,040	$2,771	$1,777	$3,108	$20,406	$72	$48,790
Criticized (Accruing)	64	71	115	175	200	121	784	14	1,544
Criticized (Nonaccruing)	1	1	21	10	19	15	122	2	191
Total commercial and industrial	11,740	5,013	4,176	2,956	1,996	3,244	21,312	88	50,525
Real estate — commercial mortgage
Risk Rating:
Pass	4,923	1,197	2,137	1,168	612	2,787	803	53	13,680
Criticized (Accruing)	15	22	70	62	109	206	35	1	520
Criticized (Nonaccruing)	—	1	1	5	—	31	6	—	44
Total real estate — commercial mortgage	4,938	1,220	2,208	1,235	721	3,024	844	54	14,244
Real estate — construction
Risk Rating:
Pass	495	565	530	223	92	32	2	—	1,939
Criticized (Accruing)	—	4	5	43	4	—	1	—	57
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	495	569	535	266	96	32	3	—	1,996
Commercial lease financing
Risk Rating:
Pass	1,039	748	675	301	309	927	—	—	3,999
Criticized (Accruing)	—	6	29	13	13	7	—	—	68
Criticized (Nonaccruing)	—	—	1	1	1	1	—	—	4
Total commercial lease financing	1,039	754	705	315	323	935	—	—	4,071
Total commercial loans	$18,212	$7,556	$7,624	$4,772	$3,136	$7,235	$22,159	$142	$70,836

(a)Accrued interest of $197 million and $113 million as of September 30, 2022, and December 31, 2021, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of September 30, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$4,959	$8,248	$2,624	$643	$63	$1,015	$—	$—	$17,552
660 to 749	1,256	979	299	115	32	261	—	—	2,942
Less than 660	35	38	18	15	15	139	—	—	260
No Score	51	1	1	1	1	28	1	—	84
Total real estate — residential mortgage	6,301	9,266	2,942	774	111	1,443	1	—	20,838
Home equity loans
FICO Score:
750 and above	138	879	760	214	76	647	2,303	403	5,420
660 to 749	85	302	204	83	33	196	961	129	1,993
Less than 660	9	31	22	17	10	84	294	38	505
No Score	4	—	—	—	—	2	2	—	8
Total home equity loans	236	1,212	986	314	119	929	3,560	570	7,926
Consumer direct loans
FICO Score:
750 and above	1,229	1,876	860	378	50	106	104	—	4,603
660 to 749	474	461	242	129	29	44	204	—	1,583
Less than 660	44	62	31	23	7	10	55	—	232
No Score	59	39	23	18	12	24	210	—	385
Total consumer direct loans	1,806	2,438	1,156	548	98	184	573	—	6,803
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	493	—	493
660 to 749	—	—	—	—	—	—	391	—	391
Less than 660	—	—	—	—	—	—	92	—	92
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	977	—	977
Consumer indirect loans
FICO Score:
750 and above	—	2	—	—	—	24	—	—	26
660 to 749	—	—	—	—	—	17	—	—	17
Less than 660	—	—	—	—	—	7	—	—	7
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	2	—	—	—	48	—	—	50
Total consumer loans	$8,343	$12,918	$5,084	$1,636	$328	$2,604	$5,111	$570	$36,594

As of December 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$7,906	$2,909	$777	$84	$126	$1,096	$—	$—	$12,898
660 to 749	1,686	351	169	39	25	308	—	—	2,578
Less than 660	26	14	19	16	9	142	—	—	226
No Score	18	—	1	1	3	30	1	—	54
Total real estate — residential mortgage	9,636	3,274	966	140	163	1,576	1	—	15,756
Home equity loans
FICO Score:
750 and above	1,051	830	251	96	128	666	2,244	423	5,689
660 to 749	394	263	111	44	40	204	1,004	143	2,203
Less than 660	27	24	20	13	13	92	333	46	568
No Score	—	2	—	—	—	2	3	—	7
Total home equity loans	1,472	1,119	382	153	181	964	3,584	612	8,467
Consumer direct loans
FICO Score:
750 and above	1,799	1,129	517	65	17	129	109	—	3,765
660 to 749	612	295	174	46	10	45	212	—	1,394
Less than 660	45	33	27	11	3	12	60	—	191
No Score	68	40	29	17	10	21	218	—	403
Total consumer direct loans	2,524	1,497	747	139	40	207	599	—	5,753
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	500	—	500
660 to 749	—	—	—	—	—	—	387	—	387
Less than 660	—	—	—	—	—	—	84	—	84
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	972	—	972
Consumer indirect loans
FICO Score:
750 and above	5	—	—	—	—	30	—	—	35
660 to 749	—	—	—	—	—	26	—	—	26
Less than 660	—	—	—	—	—	9	—	—	9
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	5	—	—	—	—	65	—	—	70
Total consumer loans	$13,637	$5,890	$2,095	$432	$384	$2,812	$5,156	$612	$31,018

(a)Accrued interest of $77 million and $85 million as of September 30, 2022 and December 31, 2021, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2021 Form 10-K.

The following aging analysis of past due and current loans as of September 30, 2022, and December 31, 2021, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

September 30, 2022	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$56,674	$75	$31	$22	$169	$297	$56,971
Commercial real estate:
Commercial mortgage	16,353	4	1	8	34	47	16,400
Construction	2,348	—	—	1	—	1	2,349
Total commercial real estate loans	18,701	4	1	9	34	48	18,749
Commercial lease financing	3,857	16	1	1	2	20	3,877
Total commercial loans	$79,232	$95	$33	$32	$205	$365	$79,597
Real estate — residential mortgage	$20,759	$9	$3	$1	$66	$79	$20,838
Home equity loans	7,787	19	4	4	112	139	7,926
Consumer direct loans	6,779	11	6	4	3	24	6,803
Credit cards	961	4	3	6	3	16	977
Consumer indirect loans	49	—	—	—	1	1	50
Total consumer loans	$36,335	$43	$16	$15	$185	$259	$36,594
Total loans	$115,567	$138	$49	$47	$390	$624	$116,191

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $274 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At September 30, 2022, the approximate carrying amount of our commercial nonperforming loans outstanding represented 60% of their original contractual amount owed, total nonperforming loans outstanding represented 72% of their original contractual amount owed, and nonperforming assets in total were carried at 80% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $4 million and $13 million for the three and nine months ended September 30, 2022, respectively, and $6 million and $20 million for the three and nine months ended September 30, 2021, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $220 million at September 30, 2022.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended September 30, 2022.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $10 million and $15 million at September 30, 2022, and December 31, 2021, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At September 30, 2022, and December 31, 2021, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $108 million and $104 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2022	2021	2022	2021
Commercial loans:
Extension of Maturity Date	$40	$—	$40	$5
Payment or Covenant Modification/Deferment	—	—	1	7
Bankruptcy Plan Modification	—	—	—	—
Increase in new commitment or new money	—	—	—	—
Total	$40	$—	$41	$12
Consumer loans:
Interest rate reduction	$5	$3	$10	$6
Other	4	12	17	18
Total	$9	$15	$27	$24
Total TDRs	$49	$15	$68	$36

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of the period	$216	$334	$220	$363
Additions	48	17	70	98
Payments	(10)	(81)	(34)	(162)
Charge-offs	—	—	(2)	(29)
Balance at end of period	$254	$270	$254	$270

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	September 30, 2022			December 31, 2021
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	37	$64	$52	36	$30	$14
Commercial real estate:
Commercial mortgage	4	50	23	3	50	25
Total commercial real estate loans	4	50	23	3	50	25
Total commercial loans	41	114	75	39	80	39
Real estate — residential mortgage	234	29	26	220	26	24
Home equity loans	478	32	28	531	36	31
Consumer direct loans	180	2	2	207	3	2
Credit cards	343	2	2	360	2	2
Consumer indirect loans	17	2	1	23	1	1
Total consumer loans	1,252	67	59	1,341	68	60
Total nonperforming TDRs	1,293	181	134	1,380	148	99
Prior-year accruing:(a)
Commercial and industrial	17	1	—	11	—	—
Commercial real estate
Commercial mortgage	—	—	—	1	—	—
Total commercial real estate loans	—	—	—	1	—	—
Total commercial loans	17	1	—	12	—	—
Real estate — residential mortgage	443	41	35	455	39	33
Home equity loans	1,563	97	74	1,628	97	75
Consumer direct loans	257	4	3	236	5	3
Credit cards	595	4	2	579	4	2
Consumer indirect loans	107	12	6	139	15	8
Total consumer loans	2,965	158	120	3,037	160	121
Total prior-year accruing TDRs	2,982	159	120	3,049	160	121
Total TDRs	4,275	$340	$254	4,429	$308	$220

(a)All TDRs that were restructured prior to January 1, 2022, and January 1, 2021, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2022, there were two commercial loan TDRs and 56 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2021. During the three months ended September 30, 2021, there were two commercial loan TDRs and 33 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2020.

During the nine months ended September 30, 2022, there were seven commercial loan TDRs and 146 consumer loan TDRs with a combined recorded investment of $11 million that experienced payment defaults after modifications resulting in TDR status during 2021. During the nine months ended September 30, 2021, there were five commercial loan TDRs and 98 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2020.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of period	$173	$152	160	197
Provision (credit) for losses on off balance sheet exposures	21	—	34	(45)
Balance at end of period	$194	$152	$194	$152

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2021 Form 10-K. The following tables present these assets and liabilities at September 30, 2022, and December 31, 2021.

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$847	$—	$847	$—	$530	$—	$530
States and political subdivisions	—	68	—	68	—	96	—	96
Other mortgage-backed securities	—	133	—	133	—	44	—	44
Other securities	2	12	—	14	—	13	—	13
Total trading account securities	2	1,060	—	1,062	—	683	—	683
Commercial loans	—	6	—	6	—	18	—	18
Total trading account assets	2	1,066	—	1,068	—	701	—	701
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,386	—	9,386	—	9,472	—	9,472
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	17,237	—	17,237	—	21,119	—	21,119
Agency residential mortgage-backed securities	—	3,985	—	3,985	—	5,122	—	5,122
Agency commercial mortgage-backed securities	—	9,391	—	9,391	—	9,651	—	9,651
Other securities	—	1	—	1	—	—	—	—
Total securities available for sale	$—	$40,000	$—	$40,000	$—	$45,364	$—	$45,364
Other investments:
Principal investments:
Direct	$—	$—	$1	$1	$—	$—	$1	$1
Indirect (measured at NAV) (a)	—	—	—	36	—	—	—	45
Total principal investments	—	—	1	37	—	—	1	46
Equity investments:
Direct	3	—	2	5	24	—	9	33
Direct (measured at NAV) (a)	—	—	—	29	—	—	—	21
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	5
Total equity investments	3	—	2	38	24	—	9	59
Total other investments	3	—	3	75	24	—	10	105
Loans, net of unearned income (residential)	—	—	9	9	—	—	11	11
Loans held for sale (residential)	—	61	—	61	—	281	—	281
Derivative assets:
Interest rate	—	227	(8)	219	—	774	33	807
Foreign exchange	180	45	—	225	$71	10	—	81
Commodity	—	1,857	—	1,857	—	1,330	—	1,330
Credit	—	—	—	—	—	—	1	1
Other	—	20	—	20	—	22	5	27
Derivative assets	180	2,148	(8)	2,321	71	2,136	39	2,246
Netting adjustments (b)	—	—	—	(720)	—	—	—	(284)
Total derivative assets	180	2,148	(8)	1,601	71	2,136	39	1,962
Total assets on a recurring basis at fair value	$185	$43,275	$4	$42,814	$95	$48,482	$60	$48,424
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$143	$683	$—	$826	$75	$513	$—	$588
Derivative liabilities:
Interest rate	—	1,429	—	1,429	—	253	—	253
Foreign exchange	172	45	—	217	66	10	—	76
Commodity	—	1,838	—	1,838	—	1,335	—	1,335
Credit	—	—	4	4	—	5	7	12
Other	—	34	3	37	—	11	—	11
Derivative liabilities	172	3,346	7	3,525	66	1,614	7	1,687
Netting adjustments (b)	—	—	—	(1,925)	—	—	—	(1,526)
Total derivative liabilities	172	3,346	7	1,600	66	1,614	7	161
Total liabilities on a recurring basis at fair value	$315	$4,029	$7	$2,426	$141	$2,127	$7	$749

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2022, as well as financial support provided for the three and nine months ended September 30, 2022, and September 30, 2021.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2022		2022		2021		2022		2021
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	36	10	—	—	—	—	—	—	4	—
Total	$37	$10	$—	$—	$—	$—	$—	$—	$4	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2022, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2022, and September 30, 2021.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	9	—	(3)		—	(4)	—	—	—		—		2	(3)
Loans, net of unearned income (residential)	11	—	(2)		—	(1)	—	1	—		—		9	—
Derivative instruments (b)
Interest rate	33	—	(71)	(c)	1	(2)	—	—	35	(d)	(4)	(d)	(8)	—
Credit	(6)	—	2	(c)	—	—	—	—	—		—		(4)	—
Other (e)	5	—	—	(c)	—	—	—	(8)	—		—		(3)	—
Three months ended September 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	6	—	—		—	(4)	—	—	—		—		2	—
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans, net of unearned income (residential)	11	—	(1)		—	(1)	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	(3)	—	(16)	(c)	(3)	—	—	—	5	(d)	9	(d)	(8)	—
Credit	(3)	—	—	(c)	—	—	—	(1)	—		—		(4)	—
Other (e)	1	—	1	(c)	—	—	—	(5)	—		—		(3)	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2021
Securities available for sale
Other securities	$13	$9	$—		$—	$—	$—	$—	$—		$—		$22	$—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	13	—	(1)		—	—	—	—	—		(3)		9	(1)
Loans held for sale (residential)	—	—	—		—	(1)	—	1	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(2)	—	1	—		—		10	—
Derivative instruments (b)
Interest rate	56	—	(20)	(c)	1	(7)	—	—	21	(d)	(17)	(d)	34	—
Credit	(10)	—	4	(c)	—		—	—	—				(6)	—
Other (e)	32	—	(3)	(c)	—	—	—	(23)	—		—		6	—
Three months ended September 30, 2021
Securities available for sale
Other securities	$22	$—	$—		$—	$—	$—	$—	$—		$—		$22	$—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	9		—										9	—
Loans held for sale (residential)	—	—	—		—	$—	—	$—	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		10	—
Derivative instruments (b)
Interest rate	35	—	(5)	(c)	$1	(1)			9	(d)	(5)	(d)	34
Credit	(5)	—	—	(c)	(1)	—	—	—	—		—		(6)	—
Other (e)	13	—	—	(c)	—		—	(7)	—		—		6	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2021 Form 10-K.  There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2022, and December 31, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2022, and December 31, 2021:

	September 30, 2022				December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$69	$69	$—	$—	$28	$28
Loans held for sale	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	17	17	—	—	80	80
Total assets on a nonrecurring basis at fair value	$—	$—	$86	$86	$—	$—	$108	$108

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2022, and December 31, 2021, the carrying amount of equity investments under this method was $214 million and $173 million, respectively. One million in impairment was recorded for the three months ended September 30, 2022.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2022, and December 31, 2021, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	September 30, 2022	December 31, 2021			September 30, 2022	December 31, 2021
Recurring
Loans, net of unearned income (residential)	$9	$11	Market comparable pricing	Comparability factor	53.47 - 85.89% (80.88%)	64.50-97.30% (94.24%)
Derivative instruments:
Interest rate	(8)	33	Discounted cash flows	Probability of default	.02 - 100% (14.90%)	.02 - 100% (8.88%)
				Loss given default	0 - 1 (.499)	0 - 1 (.500)
Insignificant level 3 assets, net of liabilities(c)	(4)	9
Nonrecurring
Collateral-dependent loans	69	28	Fair value of collateral	Discount rate	0 - 85.00% (26.00%)	0 - 10.00% (8.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	17	13	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $67 million pertaining to servicing assets at December 31, 2021. No servicing assets required nonrecurring valuation adjustments at September 30, 2022. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2022, and December 31, 2021, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,068	$2	$1,066	$—	$—	$—		$1,068
Other investments (b)	1,272	3	—	1,199	70	—		1,272
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	61	—	61	—	—	—		61
Derivative assets - trading (b)	1,535	181	2,171	(8)	—	(809)	(f)	1,535
Fair value - OCI
Securities available for sale (b)	40,000	—	40,000	—	—	—		40,000
Derivative assets - hedging (b)(g)	66	—	(23)	—	—	89	(f)	66
Amortized cost
Held-to-maturity securities (c)	8,163	—	7,596	—	—	—		7,596
Loans, net of unearned income (d)	115,038	—	—	109,738	—	—		109,738
Loans held for sale (b)	987	—	—	987	—	—		987
Other
Cash and other short-term investments (a)	5,613	5,613	—	—	—	—		5,613
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,590	$172	$3,321	$7	$—	$(1,910)	(f)	$1,590
Fair value - OCI
Derivative liabilities - hedging (b)(g)	10	—	25	—	—	(15)	(f)	10
Amortized cost
Time deposits (e)	5,847	—	5,837	—	—	—		5,837
Short-term borrowings (a)	8,800	143	8,657	—	—	—		8,800
Long-term debt (e)	18,257	10,960	6,638	—	—	—		17,598
Other
Deposits with no stated maturity (a)	139,008	—	139,008	—	—	—		139,008

	December 31, 2021
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$701	$—	$701	$—	$—	$—		$701
Other investments (b)	639	24	—	543	72	—		639
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	281	—	281	—	—	—		281
Derivative assets - trading (b)	1,887	$71	2,096	40	—	(320)	(f)	1,887
Fair value - OCI
Securities available for sale (b)	45,364	—	45,364	—	—	—		45,364
Derivative assets - hedging (b)(g)	75	—	39	—	—	36	(f)	75
Amortized cost
Held-to-maturity securities (c)	7,539	—	7,665	—	—	—		7,665
Loans, net of unearned income (d)	100,782	—	—	100,428	—	—		100,428
Loans held for sale (b)	2,448	—	—	2,448	—	—		2,448
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	11,923	11,923	—	—	—	—		11,923
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$157	$66	$1,610	$7	$—	$(1,526)	(f)	$157
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	4	—	—	—	(f)	4
Amortized cost
Time deposits (e)	3,858	—	3,866	—	—	—		3,866
Short-term borrowings (a)	761	75	686	—	—	—		761
Long-term debt (e)	12,042	11,813	705	—	—	—		12,518
Other
Deposits with no stated maturity (a)	148,714	—	148,714	—	—	—		148,714

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

Discontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $467 million ($383 million at fair value) at September 30, 2022, and $567 million ($486 million at fair value) at December 31, 2021;
•Portfolio loans at fair value of $1 million at September 30, 2022, and $2 million at December 31, 2021.

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

	September 30, 2022				December 31, 2021
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$10,062	$—	$676	$9,386	$9,573	$—	$101	$9,472
Agency residential collateralized mortgage obligations	20,706	—	3,469	17,237	21,430	99	410	21,119
Agency residential mortgage-backed securities	4,742	—	757	3,985	5,137	37	52	5,122
Agency commercial mortgage-backed securities	10,780	2	1,391	9,391	9,753	188	290	9,651
Other securities	1	—	—	1	—	—	—	—
Total securities available for sale	$46,291	$2	$6,293	$40,000	$45,893	$324	$853	$45,364
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,818	$—	$251	$3,567	$2,196	$33	$—	$2,229
Agency residential mortgage-backed securities	185	—	18	167	164	6	—	170
Agency commercial mortgage-backed securities	2,524	1	190	2,335	2,678	118	—	2,796
Asset-backed securities (c)	1,621	—	108	1,513	2,485	—	31	2,454
Other securities	15	—	1	14	16	—	—	16
Total held-to-maturity securities	$8,163	$1	568	$7,596	$7,539	$157	$31	$7,665

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At September 30, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $66 million and $18 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $59 million and $15 million, respectively.
(c)Includes $1.6 billion of securities as of September 30, 2022, and $2.5 billion of securities as of December 31, 2021, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2022, and December 31, 2021.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
September 30, 2022
Securities available for sale:
U.S Treasury, agencies, and corporations	$1,197	$94		$8,189	$582		$9,386	$676
Agency residential collateralized mortgage obligations	9,673	1,489		7,562	1,980		17,235	3,469
Agency residential mortgage-backed securities	1,584	219		2,398	538		3,982	757
Agency commercial mortgage-backed securities	5,221	383		4,104	1,008		9,325	1,391
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	3,407	250		9	1		3,416	251
Agency residential mortgage-backed securities	167	18		—	—		167	18
Agency commercial mortgage-backed securities	2,324	190		—	—		2,324	190
Asset-backed securities	1,511	108		1	—	(a)	1,512	108
Other securities	7	—	(a)	3	1		10	1
Total securities in an unrealized loss position	$25,091	$2,751		$22,266	$4,110		$47,357	$6,861
December 31, 2021
Securities available for sale:
U.S. Treasury, agencies, and corporations	$9,078	$98		$243	$3		$9,321	$101
Agency residential collateralized mortgage obligations	12,603	315		1,255	95		13,858	410
Agency residential mortgage-backed securities	3,793	49		178	3		3,971	52
Agency commercial mortgage-backed securities	1,645	75		3,834	215		5,479	290
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	96	—	(b)	—	—		96	—
Asset-backed securities	2,450	31		1	—	(b)	2,451	31
Other securities	15	—	(b)	—	—		15	—
Total securities in an unrealized loss position	$29,680	$568		$5,511	$316		$35,191	$884

(a)At September 30, 2022, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months and asset-backed securities held-to-maturity with a loss duration of 12 months or longer.
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

Based on our evaluation at September 30, 2022, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At September 30, 2022, securities available for sale and held-to-maturity securities totaling $12.6 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

September 30, 2022	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$620	$599	$24	$23
Due after one through five years	16,918	15,566	4,526	4,203
Due after five through ten years	21,439	17,962	2,500	2,303
Due after ten years	7,314	5,873	1,113	1,067
Total	$46,291	$40,000	$8,163	$7,596

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

At September 30, 2022, after taking into account the effects of bilateral collateral and master netting agreements, we had $66 million of derivative assets and $10 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1.5 billion and derivative liabilities of $1.6 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2022, and December 31, 2021. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	September 30, 2022			December 31, 2021
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$40,624	$(22)	$25	$38,654	$39	$4
Derivatives not designated as hedging instruments:
Interest rate	78,319	241	1,404	72,088	768	249
Foreign exchange	8,405	225	217	9,073	81	76
Commodity	17,016	1,857	1,838	14,151	1,330	1,335
Credit	116	—	4	465	1	12
Other (b)	1,484	20	37	3,330	27	11
Total	105,340	2,343	3,500	99,107	2,207	1,683
Netting adjustments (c)	—	(720)	(1,925)	—	(284)	(1,526)
Net derivatives in the balance sheet	145,964	1,601	1,600	137,761	1,962	161
Other collateral (d)	—	—	(12)	—	(1)	—
Net derivative amounts	$145,964	$1,601	$1,588	$137,761	$1,961	$161

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

Fair value hedges. During the nine months ended September 30, 2022, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2022, and December 31, 2021, related to cumulative basis adjustments for fair value hedges.

	September 30, 2022
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,409	$(606)
Interest rate contracts	Securities Available for Sale(c)	405	51

	December 31, 2021
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$7,553	$138
Interest rate contracts	Securities Available for Sale(c)	6,280	134
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $7 million and $7 million at September 30, 2022, and December 31, 2021, respectively,
(c)These amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At September 30, 2022, and December 31, 2021, the amortized costs of the closed portfolios in these hedging relationships was $720 million and $7.7 billion, respectively.

Cash flow hedges. During the nine-month period ended September 30, 2022, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2022, we expect to reclassify an estimated $566 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates hedge de-designations and the addition of other hedges subsequent to September 30, 2022. As of September 30, 2022, the maximum length of time over which we hedge forecasted transactions is 4.92 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2022, and September 30, 2021.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended September 30, 2022
Total amounts presented in the consolidated statement of income	$(146)	$1,134	$196	$154

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$359	$—	$(14)	$—
Recognized on derivatives designated as hedging instruments	(367)	—	16	—
Net income (expense) recognized on fair value hedges	$(8)	$—	$2	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(66)	$—	$2
Net income (expense) recognized on cash flow hedges	$(1)	$(66)	$—	$2

Three months ended September 30, 2021
Total amounts presented in the consolidated statement of income	$(54)	$882	$135	$235

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$37	$—	$(38)	$—
Recognized on derivatives designated as hedging instruments	(8)	—	39	—
Net income (expense) recognized on fair value hedges	$29	$—	$1	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$79	$—	$(1)
Net income (expense) recognized on cash flow hedges	$(1)	$79	$—	$(1)

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees
Nine months ended September 30, 2022
Total amounts presented in the consolidated statement of income	$(256)	$2,894	$557	$466

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$744	$—	$(341)	$—
Recognized on derivatives designated as hedging instruments	(710)	—	350	—
Net income (expense) recognized on fair value hedges	$34	$—	$9	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(3)	$16	$—	$9
Net income (expense) recognized on cash flow hedges	$(3)	$16	$—	$9

Nine months ended September 30, 2021
Total amounts presented in the consolidated statement of income	$(168)	$2,659	$398	$614

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$210	$—	$(147)	$—
Recognized on derivatives designated as hedging instruments	(113)	—	147	—
Net income (expense) recognized on fair value hedges	$97	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(3)	$253	$—	$—
Net income (expense) recognized on cash flow hedges	$(3)	$253	$—	$—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and nine-month periods ended September 30, 2022, and September 30, 2021, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2022
Cash Flow Hedges
Interest rate	$(709)	Interest income — Loans	$(66)
Interest rate	3	Interest expense — Long-term debt	(1)
Interest rate	—	Investment banking and debt placement fees	2
Total	$(706)		$(65)
Three months ended September 30, 2021
Cash Flow Hedges
Interest rate	$(2)	Interest income — Loans	$79
Interest rate	—	Interest expense — Long-term debt	(1)
Interest rate	4	Investment banking and debt placement fees	(1)
Total	$2		$77

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2022
Cash Flow Hedges
Interest rate	$(1,620)	Interest income — Loans	$16
Interest rate	7	Interest expense — Long-term debt	(3)
Interest rate	12	Investment banking and debt placement fees	9
Total	$(1,601)		$22
Nine months ended September 30, 2021
Cash Flow Hedges
Interest rate	$(144)	Interest income — Loans	$253
Interest rate	2	Interest expense — Long-term debt	(3)
Interest rate	9	Investment banking and debt placement fees	—
Total	$(133)		$250

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2022, and September 30, 2021, and where they are recorded on the income statement.

	Three months ended September 30, 2022				Three months ended September 30, 2021
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$11	$—	$(2)	$9	$8	$—	$—	$8
Foreign exchange	12	—	—	12	12	—	—	12
Commodity	5	—	—	5	4	—	—	4
Credit	—	—	(17)	(17)	1	—	(9)	(8)
Other	—	4	30	34	—	—	—	—
Total net gains (losses)	$28	$4	$11	$43	$25	$—	$(9)	$16

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$37	$—	$6	$43	$19	$—	$1	$20
Foreign exchange	37	—	—	37	34	—	—	34
Commodity	13	—	—	13	12	—	—	12
Credit	1	—	(32)	(31)	5	—	(27)	(22)
Other	—	2	14	16	—	13	(22)	(9)
Total net gains (losses)	$88	$2	$(12)	$78	$70	$13	$(48)	$35

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $31 million was netted against derivative assets on the balance sheet at September 30, 2022, compared to $100 million of cash collateral netted against derivative assets at December 31, 2021. The cash collateral netted against derivative liabilities totaled $1.2 billion at September 30, 2022, and $1.1 billion at December 31, 2021. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	September 30, 2022	December 31, 2021
Interest rate	$163	$696
Foreign exchange	127	31
Commodity	1,324	1,108
Credit	—	—
Other	18	27
Derivative assets before collateral	1,632	1,862
Plus(Less): Related collateral	(31)	100
Total derivative assets	$1,601	$1,962

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2022, we had gross exposure of $443 million to broker-dealers and banks. We had net exposure of $244 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $243 million after considering $1 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $25 million at September 30, 2022. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At September 30, 2022, we had gross exposure of $1.5 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.4 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $3 million as of September 30, 2022, and $11 million as of December 31, 2021. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 141 of our 2021 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2022, and December 31, 2021. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2022			December 31, 2021
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other (a)	$—	4.1	5.54%	$149	13.86	3.15%
Total credit derivatives sold	$—	—	—	$149	—	—

(a) Other Notional Amount is less than $1 million as of 9/30/2022.

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2022, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1.1 billion, which was comprised of $315 million in derivative assets and $1.4 billion in derivative liabilities. We had $1.1 billion in cash and securities collateral posted to cover those positions as of September 30, 2022. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2022.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2022, and December 31, 2021. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2022, and December 31, 2021, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2022, and December 31, 2021. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2022		December 31, 2021
Dollars in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$3	$3
Two rating downgrades	1	1	3	3
Three rating downgrades	1	1	3	3

KeyBank’s long-term senior unsecured credit rating was three ratings above noninvestment grade at Moody’s and S&P as of September 30, 2022, and December 31, 2021. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2022, or December 31, 2021, payments of $2 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2022, or December 31, 2021, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of period	$647	$600	$634	$578
Servicing retained from loan sales	26	31	78	88
Purchases	9	8	32	22
Amortization	(31)	(30)	(93)	(89)
Temporary (impairments) recoveries	—	—	—	10
Balance at end of period	$651	$609	$651	$609
Fair value at end of period	$942	$735	$942	$735

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2022, and September 30, 2021, along with the valuation techniques, are shown in the following table:

Dollars in millions		September 30, 2022			September 30, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	0.98%	2.00%	1.08%	1.00%	2.00%	1.15%
	Residual cash flows discount rate	8.43%	10.17%	9.52%	7.64%	10.49%	9.31%
	Escrow earn rate	3.69%	3.97%	3.87%	1.04%	1.37%	1.04%
	Loan assumption rate	—%	1.50%	1.19%	—%	1.71%	1.40%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $219 million for the nine-month period ended September 30, 2022, and $193 million for the nine-month period ended September 30, 2021. This fee income was offset by $93 million of amortization for the nine-month period ended September 30, 2022, and $89 million for the nine-month period ended September 30, 2021. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2022	2021	2022	2021
Balance at beginning of period	$104	$77	$93	$58
Servicing retained from loan sales	4	9	21	32
Purchases	—	—	—	—
Amortization	(3)	(4)	(10)	(14)
Temporary (impairments) recoveries	—	3	1	9
Balance at end of period	$105	$85	$105	$85
Fair value at end of period	$127	$89	$127	$89

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2022, and September 30, 2021, along with the valuation techniques, are shown in the following table:

		September 30, 2022			September 30, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	7.05%	44.74%	8.09%	8.03%	48.88%	11.67%
	Discount rate	7.50%	8.53%	7.53%	7.50%	8.57%	7.54%
	Servicing cost	$62.00	$4,375	$66.59	$62.00	$4,375	$68.15
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

The amortization of servicing assets for September 30, 2022, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $27 million for the nine-month period ended September 30, 2022, and $30 million for the nine-month period ended

September 30, 2021. This fee income was offset by $10 million of amortization for the nine-month period ended September 30, 2022, and $14 million for the nine-month period ended September 30, 2021. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2022	2021	2022	2021
Sales-type and direct financing leases
Interest income on lease receivable	$16	$13	$47	$59
Interest income related to accretion of unguaranteed residual asset	3	9	11	12
Total sales-type and direct financing lease income	$19	$22	$58	$71
Operating leases
Operating lease income related to lease payments	$25	$31	$81	$95
Other operating leasing gains	(6)	6	(2)	16
Total operating lease income and other leasing gains	19	37	79	111
Total lease income	$38	$59	$137	$182

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

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT SEPTEMBER 30, 2021	$1,761	$912	$2,673
XUP acquisition	—	20	20
BALANCE AT DECEMBER 31, 2021	$1,761	$932	$2,693
XUP acquisition measurement period adjustment	—	1	1
GradFin acquisition	58	—	58
BALANCE AT SEPTEMBER 30, 2022	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 153 of our 2021 Form 10-K.

LIHTC investments. We had $1.8 billion and $1.6 billion of investments in LIHTC operating partnerships at September 30, 2022, and December 31, 2021, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2022, and December 31, 2021, we had liabilities of $845 million and $675 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2022, and December 31, 2021. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 153 of our 2021 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2022
LIHTC investments	$7,344	$2,469	$2,242
December 31, 2021
LIHTC investments	$7,839	$3,252	$1,985

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months ended September 30, 2022, we recognized $142 million of amortization and $138 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months ended September 30, 2021, we recognized $147 million of amortization and $139 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $36 million and $45 million at September 30, 2022, and December 31, 2021, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2022, and December 31, 2021.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2022
Indirect investments	$6,968	$92	$46
December 31, 2021
Indirect investments	$8,437	$178	$57

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2022, and December 31, 2021, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2022, and December 31, 2021, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 130 and in Note 13 (“Variable Interest Entities “) beginning on page 153 of our 2021 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at September 30, 2022, and December 31, 2021. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our balance sheet. Of the total balance as of September 30, 2022, $1.6 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 155 of our 2021 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
September 30, 2022
Other unconsolidated VIEs	$2,002	$1
December 31, 2021
Other unconsolidated VIEs	$2,827	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 18.7% for the third quarter of 2022 and 20.4% for the third quarter of 2021. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At September 30, 2022, we had a net deferred tax asset of $1.9 billion, compared to a net deferred tax asset of $189 million at December 31, 2021, which are included in “accrued income and other assets” on the balance sheet. The increase in the deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at September 30, 2022, and $12 million at December 31, 2021. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At September 30, 2022, Key’s unrecognized tax benefits were $46 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

GradFin. On May 2, 2022, KeyBank acquired GradFin, a public service loan forgiveness counseling provider. The acquisition was accounted for as a business combination. Consideration paid totaled $72 million consisting of $62 million in cash and $10 million in contingent consideration. As a result of the acquisition, we recognized goodwill of $58 million and other intangible assets of $12 million, with remaining assets acquired consisting primarily of cash. Other acquired assets and liabilities of GradFin were immaterial. The valuation was final as of September 30, 2022.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2022, and December 31, 2021, approximately $467 million and $567 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 our 2021 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 158 of our 2021 Form 10-K .

The following table summarizes our securities financing agreements at September 30, 2022, and December 31, 2021:

	September 30, 2022				December 31, 2021
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$52	$(52)	$—	$—	$11	$(6)	$(5)	$—
Securities borrowed	500	—	(500)	—	500	—	(500)	—
Total	$552	$(52)	$(500)	$—	$511	$(6)	$(505)	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$122	$(52)	$(70)	$—	$173	$(6)	$(167)	$—
Total	$122	$(52)	$(70)	$—	$173	$(6)	$(167)	$—

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

As of September 30, 2022, the carrying amount of assets pledged as collateral against repurchase agreements totaled $128 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At September 30, 2022, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $70 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 161 of our 2021 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2022	2021	2022	2021
Interest cost on PBO	$7	$6	$20	$18
Expected return on plan assets	(7)	(7)	(20)	(21)
Amortization of losses	4	5	11	14
Settlement loss	—	7	—	7
Net pension cost	$4	$11	$11	$18

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2022
KeyCorp Capital I	$156	$6	$162	3.017%	2028
KeyCorp Capital II	95	4	99	6.875	2029
KeyCorp Capital III	107	4	111	7.750	2029
HNC Statutory Trust III	20	1	21	4.380	2035
Willow Grove Statutory Trust I	20	1	21	4.062	2036
HNC Statutory Trust IV	18	1	19	4.603	2037
Westbank Capital Trust II	8	—	8	5.717	2034
Westbank Capital Trust III	8	—	8	5.717	2034
Total	$432	$17	$449	5.316%	—

December 31, 2021	$466	$17	$483	4.271%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $17 million at September 30, 2022, and $52 million at December 31, 2021. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $17 million at September 30, 2022, and $52 million at December 31, 2021. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2022. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2021 Form 10-K.

September 30, 2022	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,473	$84
Recourse agreement with FNMA	6,650	26
Residential mortgage reserve	3,298	14
Written put options (a)	3,883	251
Total	$18,304	$375

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2022, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2021 Form 10-K.

Standby letters of credit. At September 30, 2022, our standby letters of credit had a remaining weighted-average life of 1.7 years, with remaining actual lives ranging from less than 1 year to as many as 12.2 years.

Recourse agreement with FNMA. At September 30, 2022, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $21.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30.7% of the principal balance of loans outstanding at September 30, 2022. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At September 30, 2022, the unpaid principal balance outstanding of loans sold by us in this program was $11.0 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2022.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the balance sheet, was $14 million at September 30, 2022. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At September 30, 2022, our written put options had an average life of 1.8 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2022, and September 30, 2021, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(4,380)	(1,281)	(1)	(5,662)
Amounts reclassified from AOCI, net of income taxes (a)	—	(17)	8	(9)
Net current-period other comprehensive income, net of income taxes	(4,380)	(1,298)	7	(5,671)
Balance at September 30, 2022	$(4,783)	$(1,210)	$(264)	$(6,257)

Balance at June 30, 2022	$(3,167)	$(733)	$(266)	$(4,166)
Other comprehensive income before reclassification, net of income taxes	(1,616)	(527)	(1)	(2,144)
Amounts reclassified from AOCI, net of income taxes (a)	—	50	3	53
Net current-period other comprehensive income, net of income taxes	(1,616)	(477)	2	(2,091)
Balance at September 30, 2022	$(4,783)	$(1,210)	$(264)	$(6,257)

Balance at December 31, 2020	$567	$476	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(617)	11	(2)	(608)
Amounts reclassified from AOCI, net of income taxes (a)	—	(191)	16	(175)
Net current-period other comprehensive income, net of income taxes	(617)	(180)	14	(783)
Balance at September 30, 2021	$(50)	$296	$(291)	$(45)

Balance at June 30, 2021	$124	$325	$(299)	$150
Other comprehensive income before reclassification, net of income taxes	(174)	30	(1)	(145)
Amounts reclassified from AOCI, net of income taxes (a)	—	(59)	9	(50)
Net current-period other comprehensive income, net of income taxes	(174)	(29)	8	(195)
Balance at September 30, 2021	$(50)	$296	$(291)	$(45)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2022, and September 30, 2021, are as follows:

	Three months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2022	2021
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(66)	$79	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	2	(1)	Investment banking and debt placement fees
	(65)	77	Income (loss) from continuing operations before income taxes
	(15)	18	Income taxes
	$(50)	$59	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(5)	Other expense
Settlement loss	—	(7)	Other expense
	(4)	(12)	Income (loss) from continuing operations before income taxes
	(1)	(3)	Income taxes
	$(3)	$(9)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
Dollars in millions	2022	2021
Unrealized gains (losses) on derivative financial instruments
Interest rate	$16	$253	Interest income — Loans
Interest rate	(3)	(3)	Interest expense — Long-term debt
Interest rate	9	—	Investment banking and debt placement fees
	22	250	Income (loss) from continuing operations before income taxes
	5	59	Income taxes
	$17	$191	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(11)	$(14)	Other expense
Settlement loss	—	(7)	Other expense
Amortization of unrecognized prior service credit	1	—	Other expense
	(10)	(21)	Income (loss) from continuing operations before income taxes
	(2)	(5)	Income taxes
	$(8)	$(16)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. During the third quarter of 2022, activity under this authorization was limited to repurchases related to employee equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.195 per Common Share for the third quarter of 2022.

Preferred Stock

The following table summarizes our preferred stock at September 30, 2022.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2022 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	600,000	1	1,000	1/40th	25	—

20. Business Segment Reporting

The following is description of the segments and their primary businesses at September 30, 2022.

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2022, and September 30, 2021. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2022	2021	2022	2021	2022	2021	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$632	$582	$495	$407	$76	$36	$1,203	$1,025
Noninterest income	259	288	394	477	30	32	683	797
Total revenue (TE) (a)	891	870	889	884	106	68	1,886	1,822
Provision for credit losses	37	(38)	74	(69)	(2)	—	109	(107)
Depreciation and amortization expense	22	23	28	34	18	18	68	75
Other noninterest expense	645	568	422	436	(29)	33	1,038	1,037
Income (loss) from continuing operations before income taxes (TE)	187	317	365	483	119	17	671	817
Allocated income taxes and TE adjustments	45	76	70	104	16	(6)	131	174
Income (loss) from continuing operations	142	241	295	379	103	23	540	643
Income (loss) from discontinued operations, net of taxes	—	—	—	—	2	2	2	2
Net income (loss)	142	241	295	379	105	25	542	645
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$142	$241	$295	$379	$105	$25	$542	$645

AVERAGE BALANCES (b)
Loans and leases	$42,568	$39,854	$71,464	$59,856	$386	$428	$114,418	$100,138
Total assets (a)	45,638	43,039	81,898	69,227	60,656	69,105	188,192	181,371
Deposits	90,044	89,278	52,272	56,401	1,913	1,237	144,229	146,916
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$17	$35	$27	$(6)	$(1)	$—	$43	$29
Return on average allocated equity (b)	16.20%	25.81%	12.63%	18.02%	21.83%	1.56%	14.66%	14.25%
Return on average allocated equity	16.20	25.81	12.63	18.02	22.25	1.70	14.71	14.30
Average full-time equivalent employees (c)	8,114	7,976	2,523	2,371	7,270	6,662	17,907	17,009
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other			Total Key
Dollars in millions	2022	2021	2022	2021	2022		2021	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,745	$1,789	$1,347	$1,234	$235		$37	$3,327	$3,060
Noninterest income	769	798	1,192	1,379	86		108	2,047	2,285
Total revenue (TE) (a)	2,514	2,587	2,539	2,613	321		145	5,374	5,345
Provision for credit losses	88	(132)	152	(267)	(3)		(23)	237	(422)
Depreciation and amortization expense	65	61	89	101	53		64	207	226
Other noninterest expense	1,941	1,717	1,184	1,263	(78)		53	3,047	3,033
Income (loss) from continuing operations before income taxes (TE)	420	941	1,114	1,516	349		51	1,883	2,508
Allocated income taxes and TE adjustments	101	226	218	322	47		(25)	366	523
Income (loss) from continuing operations	319	715	896	1,194	302		76	1,517	1,985
Income (loss) from discontinued operations, net of taxes	—	—	—	—	6		11	6	11
Net income (loss)	319	715	896	1,194	308		87	1,523	1,996
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$319	$715	$896	$1,194	$308	(d)	$87	$1,523	$1,996

AVERAGE BALANCES (b)
Loans and leases	$40,697	$39,954	$68,016	$60,287	$431		$321	$109,144	$100,562
Total assets (a)	43,782	43,165	78,536	69,536	62,471		64,493	184,789	177,194
Deposits	90,939	87,667	54,768	54,309	1,559		1,047	147,266	143,023
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$62	$105	$59	$81	(1)		(21)	$120	$165
Return on average allocated equity (b)	11.90%	26.70%	13.37%	18.65%	14.88%		1.78%	13.29%	14.87%
Return on average allocated equity	11.90	26.70	13.37	18.65	15.17		2.04	13.35	14.96
Average full-time equivalent employees (c)	8,013	8,062	2,441	2,371	7,023		6,601	17,477	17,034
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2022, and September 30, 2021. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended September 30, 2022			Three months ended September 30, 2021
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$99	$19	$118	$105	$16	$121
Investment banking and debt placement fees	—	102	102	—	169	169
Services charges on deposit accounts	56	36	92	56	35	91
Cards and payments income	42	20	62	46	61	107
Other noninterest income	3	—	3	2	—	2
Total revenue from contracts with customers	$200	$177	$377	$209	$281	$490

Other noninterest income (a)			$276			$275
Noninterest income from Other(b)			30			32
Total noninterest income			$683			$797

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

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$307	$58	$365	$311	$49	$360
Investment banking and debt placement fees	—	316	316	—	367	367
Services charges on deposit accounts	170	109	279	145	102	247
Cards and payments income	120	49	169	135	187	322
Other noninterest income	8	—	8	5	2	7
Total revenue from contracts with customers	$605	$532	$1,137	$596	$707	$1,303

Other noninterest income (a)			$824			$874
Noninterest income from Other(b)			86			108
Total noninterest income			$2,047			$2,285

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

We had no material contract assets or contract liabilities as of September 30, 2022, and September 30, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2022, the related consolidated statements of income, comprehensive income, changes in equity for the three-and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 1, 2022

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

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2022. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and nine months ended September 30, 2022.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
July 1 - 31	571	17.51	571	746,021,383
August 1 - 31	1,541	19.64	1,541	745,991,117
September 1 - 30	—	—	—	745,991,117
Total	2,112	$19.07	2,112

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

4.1
Certificate of Amendment to the Third Amended and Restated Articles of Incorporation of the Company with respect to Fixed Rate Reset Perpetual Non-Cumulative Preferred Stock, Series H, filed August 22, 2022, filed as Exhibit 4.1 to Form 8-K on August 24, 2022. ^

4.2	Form of Certificate representing Fixed Rate Reset Perpetual Non-Cumulative Preferred Stock, Series H, filed as Exhibit 4.2 to Form 8-K on August 24, 2022. ^
4.3
Deposit Agreement, dated as of August 24, 2022, among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on August 24, 2022. ^

4.4	Form of Depositary Receipt (included as part of Exhibit 4.3), filed as Exhibit 4.4 to Form 8-K on August 24, 2022. ^
10.1	Letter agreement between KeyBank National Association and Kevin T. Ryan, dated as of July 2, 2022. #
15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2021. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in inline XBRL (contained in Exhibit 101).

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

November 1, 2022	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)