Form 10-K
period 2022-12-31
KEYCORP /NEW/
filed 2023-02-22
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previous issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Registrant was $16,069,430,913 (based on the June 30, 2022, closing price of KeyCorp Common Shares of $17.23 as reported on the New York Stock Exchange). As of February 20, 2023, there were 931,825,509 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this report can or will be achieved. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•our concentrated credit exposure in commercial and industrial loans;
•deterioration of commercial real estate market fundamentals;
•defaults by our loan clients or counterparties;
•adverse changes in credit quality trends;
•declining asset prices;
•deterioration of asset quality and an increase in credit losses;
•labor shortages and supply chain constraints, as well as the impact of inflation;
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
•societal responses to climate change;
•increased operational risks resulting from remote work;
•evolving capital and liquidity standards under applicable regulatory rules;
•disruption of the U.S. financial system, including the impact of inflation and a potential global economic downturn or recession;
•the impact of any failure by the U.S. government to increase the debt ceiling or any government shutdown;
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
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2022 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $189.8 billion at December 31, 2022. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2022, these services were provided across the country through KeyBank’s 972 full-service retail banking branches and a network of 1,265 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, including our national digital bank, Laurel Road, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 25 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

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

Human Capital

Engaging a diverse and talented team is a top strategic priority for Key. Our human capital management strategy is focused on attracting, developing, and retaining the talent our businesses need to deliver strong returns to our shareholders, which we do by offering a competitive total rewards package, providing opportunities for career development and growth, and fostering a culture that is fair and inclusive.

Competitive Rewards

We make investments to hire the people we need to serve our customers and communities and regularly review our pay practices to reflect changing market and economic conditions. We have steadily increased our starting minimum wage since 2015 and made other adjustments responding to market trends, competitive pressures and a dynamic market for talent.

These investments include a comprehensive and competitive total rewards program, representing our investment in our teammates’ collective success and reflecting our commitment to helping them thrive. Key’s benefits offerings include employee health and welfare plans, a 401(k) plan with competitive matching contributions, paid parental leave, a Discounted Stock Purchase Plan, wellness incentives and a lifestyle reimbursement account program.

With respect to pay, we design our compensation programs to balance risk and reward and align with the guidance of our regulators, and we regularly monitor these programs to remain within our risk tolerances. We subject all discretionary incentives paid to our employees to a robust risk adjustment process that begins before grant and extends beyond payment.

Career Development and Growth

We invest in our teammates’ growth and professional development through a variety of internal networking groups, formal and informal mentoring programs, and a suite of leadership development programs as well as by offering employees the opportunities to develop and enhance their skills through formal learning curricula and the opportunity to obtain collegiate or post-collegiate education and relevant certifications.

Creating a Fair and Inclusive Culture

Key’s purpose is to help our clients, colleagues, and communities thrive. We remain committed to attracting a talented and diverse workforce and supplier base that represents the clients and communities we serve. In 2022, we continued to focus on increasing minority representation in management and leadership roles, expanding our overall recruiting focus, developing diverse candidate slates and pipelines, increasing supplier diversity, providing mentorship opportunities, offering implicit bias training, and leveraging our existing employee resource groups to strengthen both engagement and inclusion.

In addition, we are committed to pay equity as a foundational element of our culture. As of February 2022, at KeyBank women earn on average more than 99% of what their male teammates earn, and people of color earn on average more than 99% of what their white teammates earn, after taking into account an employee’s job. Our analysis is based on total compensation (base salary and all discretionary incentives) covering all teammates eligible for a discretionary incentive, other than our Executive Leadership Team whose pay is set by our Board of Directors. More information about our commitment to pay equity and our commitment to increasing diversity is available at www.key.com/about/diversity/pay-equity-commitment.jsp.

As of December 31, 2022, our overall workforce was 58.7% female. In addition, as of December 31, 2022, our workforce was also 75.3% White, 9.1% Black/African American, 6.9% Hispanic/Latino, 6.1% Asian and 2.7% other. Our Board of Directors is 46% diverse (six of our 13 total Directors are diverse, with four women, one of whom is also a minority, and two male minorities) and our Executive Leadership Team is 36% diverse (four women and one minority out of 14 total executives).

For more information about our diversity and inclusion efforts, a more detailed breakdown of employee diversity by EEO-1 categories, and information about how we work every day and in every way to help our clients, colleagues, and communities thrive, please see our website and our Corporate Responsibility report at https://investor.key.com/esg-information/corporate-responsibility/.

Key’s Workforce

Key had an average of 17,660 full time equivalent employees in 2022. As of December 31, 2022, a total of 18,891 full-time and part-time employees worked in the following regions, which are generally aligned to the regions Key uses for its retail branch banking network:

Region	Employee Count
East	13,775
West	1,974
All Other	3,142

Information About Our Executive Officers

KeyCorp’s executive officers are principally responsible for managing the operations of KeyCorp, making policy for KeyCorp, executing on strategic decisions, and managing material risks, subject to the supervision and direction of the Board. All executive officers are subject to annual election at the annual organizational meeting of the Board held each May.

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2022, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because James Waters has been employed at KeyCorp for less than five years, information is being provided concerning his prior business experience. There are no family relationships among the directors or the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Victor B. Alexander (43) - Mr. Alexander has been KeyCorp’s Head of Consumer Bank and an executive officer of KeyCorp since January 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020 and Treasurer from July 2017 to October 2018.

Amy G. Brady (56) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Trina M. Evans (58) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. She became an executive officer of KeyCorp in March 2013.

Brian L. Fishel (57) - Mr. Fishel became the Chief Human Resources Officer and an executive officer of KeyCorp in May 2018. From 2013 to 2018, he served as the Director of Talent Management for KeyCorp.

Kenneth C. Gavrity (46) - Mr. Gavrity has been Head of Enterprise Payments since January 2019 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Gavrity served as Head of Commercial Payments from 2016 to 2019.

Christopher M. Gorman (62) - Mr. Gorman has been Chairman, Chief Executive Officer, and President of KeyCorp since May 1, 2020. Mr. Gorman previously served as President and Chief Operating Officer from September 2019 to May 2020 and President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He became an executive officer of KeyCorp in 2010.

Clark H.I. Khayat (51) - Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018. Mr. Khayat previously served as an Executive Vice President and Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016. He became an executive officer of KeyCorp in September 2018. On November 17, 2022, KeyCorp announced that Mr. Khayat will succeed Donald R. Kimble as Chief Financial Officer of KeyCorp effective upon Mr. Kimble’s retirement.

Allyson M. Kidik (43) - Ms. Kidik has been the Chief Risk Review Officer and General Auditor and an executive officer of KeyCorp since July 2022. Ms. Kidik previously served as Senior Deputy General Auditor from 2018 to 2022 and Deputy General Auditor from 2015 to 2018.

Donald R. Kimble (62) - Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. In 2017, Mr. Kimble was also named Vice Chairman. In January 2020, Mr. Kimble was also appointed Chief Administrative Officer. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013. On November 17, 2022, KeyCorp announced that Mr. Kimble will retire from KeyCorp effective May 1, 2023.

Angela G. Mago (57) - Ms. Mago is the Head of Commercial Bank. She previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. She also serves as Head of Real Estate Capital for Key, a role she has held since 2014. She became an executive officer of KeyCorp in 2016.

Mark W. Midkiff (60) - Mr. Midkiff became Chief Risk Officer and an executive officer of KeyCorp in January 2018.

Andrew J. Paine III (53) - Mr. Paine is the Head of Institutional Bank. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. He became an executive officer of KeyCorp in 2016.

Douglas M. Schosser (52) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015.

Jaime Warder (49) - Mr. Warder has been Head of Digital Banking since January 2019 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Warder served as Head of Business Banking and Investment Services from 2017 to 2019.

James L. Waters (56) - Mr. Waters became the General Counsel and Secretary and an executive officer of KeyCorp in July 2021. From 2018 to 2021, he served as General Counsel and Corporate Secretary of Cullen/Frost Bankers, Inc., a financial holding company. Prior to 2018, he was a partner of the law firm Haynes and Boone, LLP.

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
As a FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2022, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.

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

KeyCorp and KeyBank are subject to regulatory capital requirements implemented by the U.S. banking agencies that are based largely on Basel III (“Regulatory Capital Rules”). Consistent with the international framework, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in tier 1 and tier 2 capital; establish a minimum Common Equity Tier 1 capital ratio requirement of 4.5% and capital buffers to absorb losses during periods of financial stress while allowing an institution to provide credit intermediation as it would during a normal economic environment; and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp or KeyBank. Accordingly, for purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach” banking organizations.

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2022, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in the following table.
Minimum Capital Ratios and KeyCorp Ratios Under
Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp December 31, 2022 (c)
Common Equity Tier 1	4.50%	2.50%	7.00%	9.10%
Tier 1 Capital	6.00	2.50	8.50	10.60
Total Capital	8.00	2.50	10.50	12.79
Leverage (a)	4.00	N/A	4.00	8.88
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
We believe that, as of December 31, 2022, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

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

On December 1, 2021, the Federal Reserve published revisions to the FR 2052a liquidity reporting form in order to accurately reflect the NSFR final rule and to capture other data elements necessary to monitor banking organizations’ liquidity positions and compliance with liquidity risk management standards. The revisions were effective on May 1, 2022, for Category I firms and on October 1, 2022, for Category II, III, and IV firms (including KeyCorp).

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

The Federal Reserve has conducted a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenues, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline and severely adverse scenarios (and through 2018, an adverse scenario), that are determined by the Federal Reserve. KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank has only had to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC. KeyCorp has been required to report the results of its mid-cycle stress test to the Federal Reserve. Summaries of the results of these company-run stress tests (through KeyCorp’s 2018 mid-cycle stress test results) have been disclosed under the “Regulatory Disclosures & Filings” section of the “Financials” tab of Key’s Investor Relations website: http://www.key.com/ir. Such summaries were not disclosed after 2018 because of the rule changes discussed below.

One of the Tailoring Rules issued by the Federal Reserve in October 2019 to implement EGRRCPA changes the stress testing requirements applicable to BHCs that are Category IV Firms (like KeyCorp). Under this rule, Category IV Firms will no longer be required to conduct and publicly disclose the results of company-run stress tests and will be subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year as has been the case. In 2020 and again in 2022, KeyCorp was required to participate in the Federal Reserve’s CCAR process and was subject to a supervisory stress test conducted by the Federal Reserve.

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

As a result of its sensitivity analysis, the Federal Reserve decided to take certain actions to require large banking organizations to preserve capital and re-evaluate their capital plans. Specifically, the Federal Reserve stated that it was requiring each firm subject to its capital plan rule to update and resubmit its capital plan to the appropriate Reserve Bank. The Federal Reserve further indicated that for the third quarter of 2020, these firms were prohibited from (i) making share repurchases (other than share repurchases relating to issuances of common stock for employee stock ownership plans); and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve extended these restrictions (with some modifications) into the fourth quarter of 2020 and the first two quarters of 2021.

On June 30, 2020, KeyCorp announced that its preliminary stress capital requirement, provided by the Federal Reserve as part of the 2020 Federal Reserve capital stress testing exercise, is 2.5%, which represents the minimum buffer required for banking organizations the size of Key. In August 2020, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer, based on its June 2020 stress test is 2.5%.

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

On March 25, 2021, the Federal Reserve said that the temporary additional restrictions on dividends and share repurchases that it had imposed on large BHCs would end after June 30, 2021. Beginning on July 1, 2021, these firms (including KeyCorp) are allowed to make capital distributions that are consistent with the Regulatory Capital Rules, inclusive of the stress capital buffer requirement. In August 2021, the Federal Reserve re-confirmed that KeyCorp’s required stress capital buffer is 2.5%, which is the minimum buffer requirement for firms the size of KeyCorp.

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

On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the final rule, the increase in rates will begin with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates will apply to KeyBank.

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

Resolution plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, have been required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, have also been required to submit a resolution plan to the FDIC. These plans have been due annually unless the requirement to submit the plans was deferred by the regulators. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/. KeyCorp’s last resolution plan was submitted in 2017, and KeyBank’s last resolution plan was submitted in 2022. KeyCorp is no longer required to submit a resolution plan because of the rule change discussed below while KeyBank remains subject to resolution plan requirements as discussed below.

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

On June 25, 2021, the FDIC issued a statement describing the modified approach that it plans to take in implementing certain aspects of its resolution plan rule with respect to IDIs with $100 billion or more in total assets (including KeyBank). In this statement, the FDIC (i) indicated that these institutions will be required to submit resolution plans on a three-year cycle; (ii) described the content requirements for these resolution plan submissions; and (iii) specified that there will be greater emphasis in the future on periodic engagement and capabilities testing by the FDIC with individual institutions. A key goal of the FDIC’s modified approach is to provide the FDIC with the information that it will need to meet the operational challenges of resolving an institution in a way that best preserves value and minimizes disruptions. The FDIC stated that resolution plans will be submitted in two groups, with the first group consisting of IDIs whose parent company is not a U.S. global systemically important bank (“GSIB”) or a Category II banking organization and the second group consisting of all other IDIs with $100 billion or more in total assets. KeyBank is in the first group.

On October 14, 2022, and October 18, 2022, the Federal Reserve and the FDIC issued an ANPR requesting public comment on the potential adoption of new resolution-related resource requirements for large banking organizations that are not GSIBs. The new requirements would potentially include a long-term debt requirement that would provide an extra layer of loss-absorbing capacity, a clean-holding company requirement (prohibiting certain financial arrangements such as short-term borrowings or derivatives), and a requirement for the identification of separability options in the context of recovery or resolution. The Federal Reserve and the FDIC stated that large banking organizations for this purpose are those banking organizations that have $100 billion or more in total consolidated assets and are not GSIBs but indicated that the focus of this ANPR was on Category II and Category III banking organizations, which are banking organizations with $250 billion or more in total consolidated assets or that meet certain risk-based criteria. KeyCorp is a Category IV banking organization and would not be subject to the potential new requirements unless they are extended to Category IV banking organizations. Comments on the ANPR were due by December 23, 2022. The Federal Reserve and the FDIC extended the due date for comments to January 23, 2023.

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

Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail in Note 6 (“Fair Value Measurements”) in Item 8 of this report. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investments are conformed or are expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. This time period was subsequently extended to July 21, 2023. As of December 31, 2022, we have not committed to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

Enhanced prudential standards and early remediation requirements

As enacted in 2010, the Dodd-Frank Act required the Federal Reserve to impose EPSs upon BHCs, like KeyCorp, with at least $50 billion in total consolidated assets. Prudential standards were required to include enhanced risk-based capital requirements and leverage limits, liquidity requirements, risk-management and risk committee requirements, resolution plan requirements, credit exposure report requirements, single counterparty credit limits (“SCCL”), supervisory and company-run stress test requirements and, for certain financial companies, a debt-to-

equity limit. Early remediation requirements were required to include limits on capital distributions, acquisitions, and asset growth in early stages of financial decline and capital restoration plans, capital raising requirements, limits on transactions with affiliates, management changes, and asset sales in later stages of financial decline, which would be triggered by forward-looking indicators including regulatory capital and liquidity measures.

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

The Federal Reserve has not finalized the proposed guidance referenced above regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. This guidance, which was proposed by the Federal Reserve on January 4, 2018, would support the supervisory evaluation under the governance and controls component of the LFI Rating System, together with the above-mentioned guidance regarding the effectiveness of a firm’s board of directors. In general, the guidance proposes core principles for effective senior management, business line management, and the independent risk management and control function. The guidance encourages firms to establish a governance structure with appropriate levels of independence and stature, by appointing a Chief Risk Officer and a Chief Audit Officer. Finally, the guidance emphasizes the importance of independent risk management, internal controls, and internal audit, and establishes principles that firms should use to establish or augment those management and control frameworks. Comments on this proposal were due by March 15, 2018. We are awaiting the final rulemaking.

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

On September 21, 2020, the Federal Reserve issued an ANPR requesting public comment on ways to modernize CRA regulations by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better achieve the core purpose of the CRA. The ANPR sought public feedback on ways to evaluate how banks meet the needs of LMI communities and address inequities in credit access. Comments were due by February 16, 2021.

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

On December 14, 2021, the OCC issued a final rule to rescind the 2020 Final Rule and replace it with a rule based largely on the CRA rules adopted jointly by the federal banking agencies in 1995. The OCC indicated that the adoption of this final rule creates consistency for all insured depository institutions and facilitates the ongoing interagency work to modernize the CRA regulatory framework. This final rule was effective on January 1, 2022, but the compliance date for the final rule’s public file and public notice provisions was April 1, 2022.

On May 5, 2022, the federal banking agencies issued for public comment a proposal to strengthen and modernize their regulations implementing the CRA to better achieve the purposes of the law, adapt to changes in the banking industry, and provide clarity and consistency in the application of their regulations. Among other things, the proposal (1) would revise the community development definitions to clarify eligibility criteria for a broad range of community development activities, (2) would adopt four new tests under which large banks with more than $10 billion in assets (including KeyBank) would be evaluated, (3) would apply a new framework for assigning conclusions and ratings to banks, (4) would require the evaluation of a large bank’s performance in retail lending assessment areas in addition to facility-based assessment areas, and (5) would impose new data collection and reporting requirements on large banks. The four new tests under which large banks would be evaluated are a retail lending test, a retail services and products test, a community development financing test, and a community development services test. Various metrics and performance standards would be applied under these tests. Comments on this proposal were due by August 5, 2022. KeyBank will be required to comply with any final rule that might be adopted.
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

The CARES Act, enacted on March 27, 2020, contains a number of provisions that affect banking organizations. One of these provisions concerns the PPP, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 crisis. The loans can be made by SBA-certified lenders and are 100% guaranteed by the SBA. The loans are eligible to be forgiven if certain conditions are satisfied, in which event the SBA will make payment to the lender for the forgiven amounts. KeyBank has participated in the PPP as a lender.

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

On March 31, 2021, the CFPB announced that it was rescinding seven policy statements issued in 2020, which provided financial institutions with temporary regulatory flexibility in complying with various consumer protection laws when they are working with customers affected by the COVID-19 pandemic. The CFPB indicated that, with these rescissions, it intends to exercise the full scope of its supervision and enforcement authority provided by the Dodd-Frank Act.

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

On December 16, 2022, the Federal Reserve adopted a final rule to implement the LIBOR Act. The final rule establishes Federal Reserve-selected benchmark replacements for contracts governed by federal or state law that use LIBOR as a benchmark reference rate but do not provide for a clearly defined or practicable replacement after June 30, 2023, when LIBOR will no longer be available in its current form. The final rule identifies separate Federal Reserve-selected replacement rates for different categories of LIBOR contracts, including, among others, derivative transactions, consumer loans, and contracts involving entities regulated by the Federal Housing Finance Agency. Consistent with the LIBOR Act, each replacement rate is based on SOFR and incorporates spread adjustments for each specified tenor of LIBOR. The final rule also defines various terms and clarifies certain matters relating to the implementation, administration, and calculation of the benchmark replacement rate, including clarification of who is considered a “determining person” able to make the decision to use the Federal Reserve-selected rate in a LIBOR contract. In addition, the final rule indicates that this rule preempts any state or local law, regulation, or standard relating to the selection or use of a benchmark replacement for LIBOR or related conforming changes. The final rule ensures that LIBOR contracts adopting a Federal Reserve-selected benchmark will not be interrupted or terminated following LIBOR’s replacement. The final rule is effective February 27, 2023.

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

On December 2, 2022, the Federal Reserve issued for public comment proposed principles that would provide a high-level framework for the safe and sound management of exposures to climate-related financial risks for large banking organizations supervised by the Federal Reserve, including BHCs with over $100 billion in total consolidated assets (such as KeyCorp). The proposed principles would cover six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. The proposed principles would also describe how climate-related financial risks can be addressed by banking organizations in connection with various specific risk categories, including credit risk, liquidity risk, operational risk, and legal/compliance risk. The proposal issued by the OCC, which would apply to national banks (such as KeyBank), is discussed above.The FDIC’s proposal, which would apply to insured state nonmember banks, state-licensed insured branches of foreign banks, and state savings associations, was issued on March 30, 2022. The Federal Reserve indicated that it intends to coordinate with the other federal banking agencies in issuing any final guidance on this subject. Comments on this proposal were due by February 6, 2023. We are awaiting the final rulemaking.

Computer-Security Incident Notification Requirements

On November 23, 2021, the federal banking agencies published a final rule that establishes computer-security incident notification requirements for banking organizations (including banks and BHCs) and bank service providers. The final rule requires a banking organization to notify its primary federal regulator as soon as possible and no later than 36 hours after the banking organization determines that a computer-security incident that rises to the level of a notification incident has occurred. A notification incident includes, among other things, a computer-security incident that materially disrupts or degrades, or is reasonable likely to materially disrupt or degrade, a banking organization’s operations or activities or its ability to deliver products or services to a material portion of its customer base. The final rule also requires a bank service provider to notify a banking organization of certain material disruptions in services provided to the banking organization. The final rule became effective on April 1, 2022, and has required a compliance date of May 1, 2022. The final rule applies to KeyBank and KeyCorp.

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

As of December 31, 2022, approximately 69% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than single family residential real estate loans and other types of consumer loans and have a different risk profile. The deterioration of a larger loan or a group of loans in this category could cause an increase in criticized and nonperforming loans, which could result in lower earnings from these loans, additional provision for loan and lease losses, and ultimately an increase in loan losses.

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

Recent and ongoing Federal Reserve monetary policy, including shrinkage of its balance sheet and incremental increases in target interest rates, have begun to impact the commercial and residential real estate markets. Capitalization rates are rising, and property value appreciation has slowed or ceased altogether. In many markets within Key’s footprint, property values have begun to decrease. Multifamily and industrial properties continue to remain stable, but office, retail, hospitality, and single family detached properties are beginning to show early signs of potential deterioration. Development and construction continue, but at muted levels, and deliveries of additional units into the market have been supported. Oversupply of multifamily housing is a concern in certain urban and gateway markets. However, our exposures in those markets are limited. The most severely impacted commercial real estate segments have been in office and retail. Key’s non-owner occupied office and retail exposures are 12% of our total commercial real estate exposure. Substantial deterioration in property market fundamentals could negatively impact our portfolio, with a large portion of our clients active in real estate but in the comparatively better performing multifamily space. A correction in the real estate markets could impact the ability of borrowers to make debt service payments on loans or to refinance the loans at maturity. A relatively small portion of our commercial real estate loans are construction loans. New construction and value-add or rehabilitation construction projects are not fully leased at loan origination. These properties typically require additional leasing through the life of the loan to provide cash flow to support debt service payments. If property market fundamentals deteriorate sharply, performance under existing leases could deteriorate and the execution of new leases could slow, compromising the borrower’s ability to cover debt service payments.

We are subject to the risk of defaults by our loan clients and counterparties.

Many of our routine transactions expose us to credit risk, including the risk of default of our counterparty or client. Our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports and other information. We also rely on representations of those counterparties, clients, or other third parties as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to accurately evaluate the default risk of a counterparty or client. Given the Dodd-Frank legislative mandate to centrally clear eligible derivative contracts, we rely on central clearing counterparties to remain open and operationally viable at all times. A large member failure or a cybersecurity breach could result in a counterparty or client disruption.

Various factors may cause our allowance for loan and lease losses to increase.

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2022 represents management’s estimate of expected credit losses over the contractual life of our existing loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, SOFR, producer price index, industrial production, interest rates and real estate values, along with updated information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL.

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

The most recent recession, resulting from the impact of the COVID-19 pandemic, did not have significant lasting impact on collateral value. However, there are still risks to economic stability that could reverse recent stable trends in asset prices.

These risks include:
•A correction in equity or housing markets;
•Additional surges in COVID-19 cases leading to a decrease in economic activity;
•Further supply chain issues such as closed factories and disrupted port activity as well as the impact of the Russia-Ukraine conflict on transportation and availability of materials;
•Labor-supply constraints could continue longer than anticipated, leading to slowing job growth and boosting wages along with inflation (wage-price spiral); and
•Negative GDP, as a result of, in part, the Federal Reserve’s monetary policy efforts to arrest inflationary pressures within the broader economy.

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

KeyBank and KeyCorp remain covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Like similarly situated institutions, Key undergoes routine scrutiny from bank supervisors in the examination process and is subject to enforcement of regulations at the federal and state levels, particularly with respect to consumer banking-related practices, including fair and responsible banking, fair lending, unfair, deceptive or abusive practices, and the Community Reinvestment Act, as well as compliance with AML, BSA and Office of Foreign Assets Control efforts. Federal rulemaking bodies continue to pass new, or modifications to, significant regulations with upcoming effective dates. There has also been an increase in state legislative activity, particularly in areas such as student lending and privacy. As new privacy-related laws and regulations, such as the California Consumer Privacy Act, are implemented in jurisdictions in which KeyBank operates, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for noncompliance and reporting obligations in the case of data breaches, may significantly increase. Compliance with these laws and regulations has required and may continue to require us to change our policies, procedures, and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, and subject us to monetary penalties for breach of such laws and regulations. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.
Changes to existing statutes and regulations, and taxes (including industry-specific taxes and surcharges), or their interpretation or implementation, could affect us in substantial and unpredictable ways. Interpretation of consumer banking-related regulations may evolve as the industry and the regulators seek to increase access to banking products and services by consumers. These changes may subject us to additional costs and increase our litigation risk should we fail to appropriately comply. Such changes may also impact consumer behavior, limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate. In addition, changes to laws and regulations may impact our customers by requiring them to adjust their operations or practices or impair their ability to pay fees or outstanding loans or afford new products, which could negatively impact demand for our products and services.

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

We rely on our employees to design, manage, and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. These concerns are increased when we change processes or procedures, introduce new products or services, or implement new technologies, as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover or labor shortages. As a result of our necessary reliance on employees to perform these tasks and manage resulting risks, we are thus subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems. We may also fail to adequately develop a culture of risk management among our employees.

We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption.

We rely heavily on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory, and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage, and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings, expand our internal usage of web/cloud-based products and applications, and maintain and develop new relationships with third party providers, including their downstream service providers. In addition, our ability to extend protections to customers’ information to individual customer devices is limited, especially if the customers willingly provide third parties access to their devices or information.

In the event of a failure, interruption, or breach of our information systems or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and several financial institutions, including Key, have had third parties on which they rely experience such breaches. In addition, several financial institutions, including Key, have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disrupt, disable, or degrade services, or sabotage systems or data. Other attacks have attempted to obtain unauthorized access to confidential, proprietary, or personal information or intellectual property, to extort money through the use of “ransomware” or other extortion tactics, or to alter or destroy data or systems, often through various attack vectors and methods, including the introduction of computer viruses or malicious code (commonly referred to as “malware”), phishing, cyberattacks, account takeovers, credential stuffing, and other means. To the extent that we use third parties to provide services to our clients, we cannot control all of the risks at these third parties or third parties’ downstream service providers. Hardware, software, or applications developed by Key or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could unpredictably compromise information and cybersecurity. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could have a significant impact on us.

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

We also face risks related to the increasing interdependence and interconnectivity of financial entities and technology systems. A technology failure, cyberattack or other security breach that significantly compromises the systems of one or more financial parties or service providers in the financial system could have a material impact on counterparties or market participants, including us. Any third-party technology failure, cyberattack, or security breach could adversely affect our ability to effect transactions, service clients, or otherwise operate our business and could result in legal liability, remediation costs, regulatory action, or reputational harm. Additionally, the increasing use of third-party financial data aggregators and emerging technologies, including the use of automation, artificial intelligence and robotics, introduces new information security risks and exposure.

Such security attacks can originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients through social engineering, phishing, mobile phone malware and SIM card swapping, and other methods. Our security systems, and those of the third-party service providers on which we rely, may not be able to protect our information systems or data from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that a malicious actor or our employees may intercept and/or transmit or otherwise misuse unauthorized personal, confidential, or proprietary information or intellectual property. An interception, misuse, or mishandling of personal, confidential, or proprietary information or intellectual property being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm. Over the last few years, several large companies have disclosed that they or their service providers suffered substantial data security breaches, compromising millions of user accounts and credentials.

The risk of cyberattacks has also increased and will continue to increase in connection with Russia’s invasion of Ukraine. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with North Korea, Iran and other countries, state-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. State-sponsored parties have, and will continue, to conduct cyberattacks to achieve their goals that may include espionage, monetary gain, disruption, and destruction. To accomplish their goals, state-sponsored parties and other cyber criminals have used, and may continue to use, various attack vectors and methods as discussed above.

We have incurred and will continue to incur significant expense in an effort to improve the reliability and resilience of our systems and their security against external and internal threats. Nonetheless, there remains the risk that one or more adverse events might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately. While we do maintain cyber information security and business interruption insurance, losses from a major interruption may exceed our coverage and there can be no assurance that liabilities or losses we may incur will be covered under such policies.

We rely on third parties to perform significant operational services for us.

Third parties perform significant operational services on our behalf. Additionally, some of our third parties outsource aspects of their operations to downstream service providers. These parties are subject to similar risks as Key relating to cybersecurity and breakdowns or failures of their own systems, internal processes and controls, or employees. One or more of these third parties or their downstream service providers may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a third party could also impair our operations if those difficulties interfere with such third party’s ability to serve us. For example, we previously announced that we plan to operate our primary platforms and applications on Google Cloud infrastructure. If this planned transition is delayed or impacts the reliability and availability of our services, we may not realize our financial and strategic objectives. In addition, any unanticipated interruption, delay, or degradation in the performance and delivery of our services could negatively impact our customer relationships. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical third party is unable to meet our needs in a timely manner or if the services or products provided by such third party are terminated or otherwise delayed and if we are not able to identify or develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Additionally, regulatory guidance adopted by federal banking regulators related to how banks select, engage, and manage their third parties affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

We are also involved, from time to time, in other information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting, compliance, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief which, if significant, could adversely affect our business, results of operations and/or financial condition. In recent years, there has been an increase in the number of investigations and proceedings in the financial services industry. A violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Key. The outcome of regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict.

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

Natural disasters could have a material adverse effect on our financial position and results of operations, and the timing and effects of any natural disaster cannot accurately be predicted. The frequency and severity of some types of natural disasters, including wildfires, tornadoes, severe storms, and hurricanes, have increased as a result of climate change, which further reduces our ability to predict their effects accurately. These and other natural disasters could affect Key directly (for example, by interrupting our systems, damaging our facilities or otherwise preventing us from conducting our business in the ordinary course) or indirectly (for example, by damaging or destroying customer businesses or otherwise impairing customers’ ability to repay their loans, or by damaging or destroying property pledged as collateral for loans made by Key).

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

The increased use of remote work infrastructure has expanded potential attack vectors and resulted in increased operational risks.

The increase in remote work has resulted in an expanded potential attack surface and heightened operational risks and may negatively impact our ability, and the ability of our third-party service providers (including their downstream service providers), to perform services efficiently, securely, and without interruptions. A large percentage of our workforce works remotely, and our third-party service providers (including their downstream service providers) may utilize personnel who work remotely. Increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. For example, cybercriminals have increased their attempts to compromise business emails, including an increase of phishing attempts. These fraudulent activities have resulted in increased fraud losses to us and the financial services industry. In addition to enhanced cybersecurity risk, employees and other personnel performing services for us who work remotely may experience disruptions to their home internet or phone connections, decreased efficiency due to delayed network speeds or other interruptions, and/or delays in the dissemination and exchange of information, any of which could negatively impact our operations. We have experienced, and may continue to experience, disruption related to remote work, which disruptions could adversely impact our business, and could result in legal liability, regulatory penalties, litigation expenses, remediation costs, or reputational harm.

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

Further, the Federal Reserve has detailed the processes that BHCs should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. These processes, the severity and other characteristics of which may evolve from year-to-year, are used by the Federal Reserve to, among other things, evaluate our management of capital and the adequacy of our regulatory capital and to determine the stress capital buffer that we must maintain above our minimum regulatory capital requirements. The results of these processes are difficult to predict due, among other things, to the Federal Reserve’s use of proprietary stress models that differ from our internal models and may result in the Federal Reserve imposing capital requirements in excess of our expectations which could require us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel, or alter or planned capital actions. The results may also lead to limits on Key’s ability to make distributions, including paying out dividends or buying back shares. For more information, see the section titled “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report.

In addition, certain regulatory rule changes related to tailoring outlined in EGRRCPA have been finalized. While marginal relief from certain capital and liquidity standards has been afforded to Key (such as relief from LCR disclosure requirements), overall capital and liquidity management practices and expectations will remain unchanged for the foreseeable future. Moreover, Key has not experienced significant changes to its overall liquidity and capital levels or composition as a result of the final rules.

Federal agencies’ actions to ensure stability of the U.S. financial system may have disruptive effects on us.

The federal government, in recent years, has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve initiated a round of emergency interest rate cuts designed to mitigate some of the economic effects resulting from the pandemic. The discontinuation and, in some cases, reversal of such initiatives have since impacted financial markets and our business. These effects include increased market and interest rate volatility, higher debt yields, an inverted slope to the yield curve, and unanticipated changes to quality spread premiums that may not follow historical relationships or patterns. Additionally, new initiatives or legislation may not be implemented, or, if implemented, may not be adequate to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize the economy.

As market conditions evolve and respond to the influence of these government agency initiatives, or lack thereof, the slope of the yield curve will shift and influence our loan and deposit rates and value of investments. The actions of federal agencies are not fully predictable which contributes to market volatility and changes to the slope of the yield curve.

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

Any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government hit its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government’s sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets, banking systems, and economic conditions. Absent intervention by the Federal Reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

V.  Market Risk

A worsening of the U.S. economy and volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

A worsening of economic and market conditions or downside shocks could result in adverse effects on Key and others in the financial services industry. Recent and persistent interest rate increases and a slowing economy have presented a challenge for the industry, including Key, and affects business and financial performance.

In particular, we face the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:

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

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. When the Federal Reserve raises interest rates, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the setting of benchmark rates may not follow historical relationships, which could influence net interest income and net interest margin.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. On March 5, 2021, ICE Benchmark Administration (“IBA”), the Authority-regulated and authorized administrator of LIBOR, confirmed, following a consultation process occurring during the end of 2020 and beginning of 2021, its intention to cease one-week and two-month USD LIBOR settings at December 31, 2021, and cease the USD LIBOR panel at June 30, 2023, effectively ceasing all other USD LIBOR tenors. On December 31, 2021, as expected, IBA ceased to publish one-

week and two-month ISD LIBOR. We anticipate that IBA will cease publishing LIBOR as we know it on June 30, 2023.

Key’s transition away from the use of LIBOR to alternative rates continues. With respect to new originations, regulators issued guidance indicating that new LIBOR originations should not extend beyond December 31, 2021. In the United States, the ARRC and the Federal Reserve Bank of New York started in May 2018 to publish the SOFR as an alternative to U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. treasury securities. SOFR-based rates are currently used in new loans made by KeyCorp. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates, including SOFR-based rates, could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect KeyCorp’s financial condition and results of operations. The adverse impact could take various forms and is dependent upon certain factors outside of our control such as: timing of adoption by market forces of a new widely accepted LIBOR replacement, timing of LIBOR cessation, counterparty acceptance of a new reference rate for both new and existing contracts, and competition presented by non-regulated entities, among others. Additionally, since LIBOR and any replacement reference rate may have significantly different attributes, it is difficult to predict the amount of increased costs associated with implementing the transition to a new reference rate, including costs relative to product changes, systems changes, compliance and operational oversight costs, and legal expenses, among others. While the LIBOR Act will assist in the transition of certain LIBOR contracts to SOFR-based benchmark replacements, there are many LIBOR contracts, including commercial loans, that will not be subject to the core transition mechanisms and safe harbor provided by the LIBOR Act. Absent amendments, such LIBOR contracts could create uncertainties and risks. Also as of December 31, 2022, the Authority has an open consultation as to whether nonrepresentative synthetic USD LIBOR should be published for the one, three, and six-month tenors of USD LIBOR for a finite period of time. This too could create uncertainty regarding how certain LIBOR contracts transition once LIBOR in its current form ceases to be published.

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

An economic downturn or recession in one or more geographic regions where we conduct our business, or any significant or prolonged impact on the profitability of one or more of the market segments with which we conduct significant business activity, could adversely affect the demand for our products and services, the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources.

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

VI.  Reputation Risk

Damage to our reputation could significantly impact our business and major stakeholders.

Our ability to attract and retain customers, clients, investors, and highly skilled management and employees is affected by our reputation. Damage to our reputation could also adversely impact our credit ratings and access to capital markets.

Significant harm to our reputation can arise from various sources, including inappropriate behavior or misconduct of employees, actual or perceived unethical behavior, litigation or regulatory outcomes, inadequate or ineffective risk management practices, failing to deliver minimum or required standards of service and quality, corporate governance and regulatory compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, failure to meet external commitments and goals, including financial and ESG-related commitments, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry as well as legislative or regulatory actions that target or negatively impact the industry may also have a significant adverse effect on our reputation.

Negative coverage about Key published in traditional media or on social media websites, whether or not factually correct, may affect our reputation and our business prospects and impact our ability to attract and retain highly skilled employees. Social media facilitates the rapid dissemination of information or misinformation, thereby increasing the potential for rapid and widespread dissemination of inaccurate, false, misleading, or other negative information that could damage our reputation. Negative public opinion can also adversely affect our ability to attract and maintain customer relationships and could subject us to litigation and regulatory action.

We are also subject to the risk that disruptions to how our customers access our banking services, such as disruptions to our technology platforms (e.g., online banking websites or mobile applications) or other impacts to our branches, could harm our reputation with customers. In particular, a cyber security event impacting Key or our customers’ data could negatively impact our reputation and customer confidence in Key and our data security procedures.

We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests is complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses, and could give rise to litigation or enforcement actions.

Financial services companies, including Key, face increasing criticism from social and environmental activists who target companies, including Key, for engaging in business with clients engaged in industries such activists perceive to be harmful to communities or the environment. Such criticism directed at Key could generate dissatisfaction among our stakeholders. Additionally, however we respond to such criticism, we face the risk that current or potential clients may decline to do business with us or current or potential employees refuse to work with us. This can be true regardless of whether we are perceived by some as not having done enough to address activist concerns or by others as having inappropriately yielded to activist pressures.

We may also face criticism or a loss of confidence, with accompanying reputational risk, from our perceived action or inaction to deliver on our ESG-related commitments. Investors and other stakeholders, including U.S. institutional investors, are increasingly considering how corporations are incorporating ESG matters, including climate change, into their business strategy when analyzing the expected risk and return of potential investments. The specific ESG factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. These shifts in investing priorities may result in adverse effects on the trading price of KeyCorp’s common stock if investors determine that Key has not made sufficient progress on ESG matters or is not aligned with the investors’ ESG-related priorities.

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

Strategic risk may also be realized due to events or issues that materialize in other risk factor areas. For example, significant deficiencies in end-to-end operational execution and/or product delivery or failure to comply with applicable laws and regulations may result in unmet client expectations or harm and impact our competitive standing in the industry.

Maintaining or increasing our market share depends upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices.

The continuous, widespread adoption of new technologies requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer loans and deposits and related income generated from those products.

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

Our success depends on our ability to attract, retain, motivate, and develop a talented and diverse workforce. Competition for talent in our business is strong and requires us to make investments to provide compensation and benefits at market levels. Rising wages, as well as inflation, may cause us to increase these investments. Such investments cause compensation and benefits to represent our greatest expense.

Additionally, we increasingly compete for talent outside of the core financial services industry. Non-financial institutions may be subject to different pay and hiring expectations than us, which may make it more difficult for us to attract qualified teammates. For example, we are required to deliver a substantial portion of the variable compensation of certain teammates in the form of awards tied to our financial performance. A sustained decline in our share price could impact our ability to retain those individuals. Similarly, our pay practices are subject to scrutiny by our regulators who may identify deficiencies in the structure of, or issue additional guidance on our compensation practices, causing us to make changes that may affect our ability to offer competitive pay to these individuals or that place us at a disadvantage to non-financial service industry competitors.

Finally, while remote work opportunities allow us to hire outside of our traditional footprint, it also increases competition. These factors individually, or collectively, may constrain our ability to hire or retain a sufficient number of qualified employees, which could impact our ability to serve our customers and clients.

Acquisitions or strategic partnerships may disrupt our business and dilute shareholder value.

Acquiring other banks, bank branches, or other businesses involves various risks commonly associated with acquisitions or partnerships, including exposure to unknown or contingent liabilities of the acquired company; diversion of our management’s time and attention; significant integration risk with respect to employees, accounting systems, and technology platforms; increased regulatory scrutiny; and the possible loss of key employees and customers of the acquired company. We regularly evaluate merger and acquisition and strategic partnership opportunities and conduct due diligence activities related to possible transactions. As a result, mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with any future transaction.

VIII.  Model Risk

We rely on quantitative models to manage certain accounting, risk management, capital planning, and treasury functions.

We use quantitative models to help provide value input into the management of certain aspects of our business and to assist with certain business decisions, including, but not limited to, estimating CECL, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the capital stress testing process). Models are simplified representations of real-world relationships. Thus, our modeling methodologies rely on many assumptions, historical analyses, correlations, and available data. These assumptions provide only reasonable, not absolute, estimates, particularly in times of market distress when historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Models can also produce inadequate estimates due to errors in computer code, use of unsuitable data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located at 127 Public Square, Cleveland, Ohio 44114-1306 in the Key Center. At December 31, 2022, Key leased approximately 418,812 square feet of the complex, encompassing the first floor branch, the 2nd through 9th office floors, the 12th floor, and the 54th through 56th floors of the 57-story Key Center. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and totaling 586,616 square feet at December 31, 2022. Our office space is used by all of our segments. As of the same date, KeyBank owned 428 branches and leased 571 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
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

PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference:

Page(s)
Discussion of dividends in the section captioned “Capital — Dividends”	68
Discussion of our common shares, shareholder information, and repurchase activities in the section captioned “Capital — Common Shares outstanding”	68
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2017, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group. Share price performance is not necessarily indicative of future price performance.

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

As part of our previous 2021 capital plan, which was effective through the third quarter of 2022, the Board had authorized the repurchase of up to $1.5 billion of our Common Shares. In September 2022, the Board approved the extension of the previous authorization through the third quarter of 2023.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2022.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
October 1 - 31	—	$—	—	$745,991,117
November 1 - 30	—	—	—	745,991,117
December 1 - 31	2,401	17.89	2,401	745,948,169
Total	2,401	$17.89	2,401

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2022 and 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents. To review our financial condition and results of operations for 2020 and a comparison between the 2020 and 2021 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K filed with the SEC on February 22, 2022, which discussion is incorporated herein by reference.

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

Positive operating leverage was delivered for the 2022 fiscal year, marking the ninth time in the past ten years this was achieved. We expect to again generate positive operating leverage in 2023.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

Our net charge-offs to average loans ratio remains at a historically low level. We believe our strong risk management practices will allow us to continue supporting our clients, while maintaining our moderate risk profile, and will position Key to perform well through all business cycles.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

Our full-year dividend for 2022 was $.79, reflecting a Board approved increase in the fourth quarter. We remain committed to delivering value to all shareholders.

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

Strategic developments

We took the following actions during 2022 in support of our corporate strategy:

•We continued the momentum of loan growth across both our consumer and commercial businesses as we continue to add clients and deepen our existing relationships.
•In the third quarter, we implemented new client-friendly fee terms, eliminating NSF fees and introducing Key Coverage Zone TM for overdraft fees.
•We continued to expand targeted client relationships in healthcare, growing relationships with nurses and significant healthcare providers, including healthcare systems and facilities.
•Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the fourth quarter, the Board of Directors announced an increase in the quarterly dividend to $.205 per common share resulting in a full-year dividend of $.79.
•We continued to grow profitably during 2022. Positive operating leverage was achieved for the year, and we expect to deliver positive operating leverage in 2023.
•During 2022 we completed the acquisition of GradFin, one of the nation's leading Public Service Loan Forgiveness counseling providers. The acquisition furthers Key's commitment to accelerate growth through targeted investments in digital, niche businesses.
•Overall, credit quality remains strong as our new loan originations in both our commercial and consumer book continue to meet our criteria for high quality loans as we continue to effectively manage risk and rewards. Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles.
•Maintaining financial strength while driving long-term shareholder value was again a focus during 2022. At December 31, 2022, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.10% and 10.60%, respectively.
•We remained committed to our strategy to engage a high-performing, talented, and diverse workforce. We have been recognized by multiple organizations for our dedication to creating an environment where employees are treated with respect and empowered to bring their authentic selves to work. Some of these awards and recognitions included the Human Rights Campaign naming us one of the 2022 Best Places to Work for LGBT Equality, Bloomberg listing us on the Gender-Equality Index, G.I. Jobs and Military Spouse Magazine recognizing us as a Military Friendly® and Military Friendly® Spouse Employer, and receiving the Leading Disability Employer Seal from the National Organization on Disability. We were also named to DiversityInc’s 2022 Top 50 Companies for Diversity.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2021, to the year ended December 31, 2022 (dollars in millions):
(a) Includes Preferred dividends.
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

Net interest income (TE) for 2022 was $4.6 billion, and the net interest margin was 2.64%. Compared to 2021, net interest income (TE) increased $456 million and the net interest margin increased by 14 basis points. Net interest income (TE) benefited from higher earning asset balances, higher interest rates, and a favorable balance sheet mix. Net interest income (TE) and the net interest margin were negatively impacted by the sale of the indirect auto loan portfolio in the third quarter of 2021, higher interest-bearing deposit costs, and lower loan fees from PPP.
Average loans totaled $111.3 billion for 2022, compared to $100.3 billion in 2021. Commercial loans increased $6.5 billion, reflecting core commercial and industrial loan growth and an increase in commercial mortgage real estate loans, which mitigated the impact of a $4.7 billion decline in PPP balances. Consumer loans increased $4.6 billion driven by Key’s consumer mortgage business and student loan originations from Laurel Road, partly offset by the sale of the indirect auto loan portfolio in the third quarter of 2021.

Average deposits totaled $146.9 billion for 2022, an increase of $1.8 billion compared to 2021. The increase reflects growth from consumer and commercial relationships, partially offset by a decline in time deposits and non-operating commercial deposit balances.

Figure 1 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates over the past five years. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of our earning assets less the cost of funding, is calculated by dividing taxable-equivalent net interest income by average earning assets.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations(h)

Year ended December 31,	2022			2021			2020
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$54,970	$2,148	3.91%	$50,931	$1,795	3.52%	$55,145	$1,977	3.59%
Real estate — commercial mortgage	15,572	633	4.07	13,118	472	3.60	13,279	521	3.92
Real estate — construction	2,229	99	4.44	2,113	77	3.61	1,843	74	3.99
Commercial lease financing	3,869	98	2.54	4,019	114	2.84	4,497	139	3.09
Total commercial loans	76,640	2,978	3.89	70,181	2,458	3.50	74,764	2,711	3.63
Real estate — residential mortgage	19,036	559	2.94	12,252	348	2.84	8,094	284	3.50
Home equity loans	8,115	347	4.28	8,967	336	3.74	9,772	392	4.01
Consumer direct loans	6,490	277	4.27	5,105	233	4.56	4,213	221	5.26
Credit cards	959	107	11.23	925	94	10.11	1,001	107	10.65
Consumer indirect loans	62	—	—	2,839	90	3.19	4,845	180	3.72
Total consumer loans	34,662	1,290	3.72	30,088	1,101	3.66	27,925	1,184	4.24
Total loans	111,302	4,268	3.84	100,269	3,559	3.55	102,689	3,895	3.79
Loans held for sale	1,278	56	4.41	1,700	50	2.96	1,972	69	3.49
Securities available for sale (b), (e)	42,325	752	1.62	35,765	546	1.53	23,742	484	2.10
Held-to-maturity securities (b)	7,676	213	2.77	7,035	185	2.63	8,938	222	2.49
Trading account assets	850	31	3.61	820	19	2.35	814	20	2.47
Short-term investments	4,264	97	2.28	17,529	28.16		9,096	18.20
Other investments (e)	952	22	2.26	621	7	1.14	635	6.87
Total earning assets	168,647	5,439	3.15	163,739	4,394	2.69	147,886	4,714	3.20
Allowance for loan and lease losses	(1,101)			(1,340)			(1,481)
Accrued income and other assets	18,340			16,520			15,650
Discontinued assets	492			632			775
Total assets	$186,378			$179,551			$162,830
LIABILITIES
NOW and money market deposit accounts	$85,673	$234.27%		$84,736	$41.05%		$75,733	$206.27%
Savings deposits	7,798	1.01		6,893	1.02		5,252	2.04
Certificates of deposit ($100,000 or more)(f)	1,455	8.56		2,135	16.72		4,520	83	1.83
Other time deposits	2,892	36	1.25	2,540	9.37		4,041	56	1.38
Total interest-bearing deposits	97,818	279.29		96,304	67.07		89,546	347.39
Federal funds purchased and securities sold under repurchase agreements	2,107	41	1.93	239	—	.02	670	6.88
Bank notes and other short-term borrowings	2,963	90	3.02	770	8	1.08	1,452	12.85
Long-term debt (f), (g)	14,915	475	3.19	12,391	221	1.79	12,578	286	2.36
Total interest-bearing liabilities	117,803	885.75		109,704	296.27		104,246	651.63
Noninterest-bearing deposits	49,044			48,731			37,740
Accrued expense and other liabilities	4,309			2,819			2,433
Discontinued liabilities (g)	492			632			775
Total liabilities	171,648			161,886			145,194
EQUITY
Key shareholders’ equity	14,730			17,665			17,636
Noncontrolling interests	—			—			—
Total equity	14,730			17,665			17,636
Total liabilities and equity	$186,378			$179,551			$162,830
Interest rate spread (TE)			2.40%			2.42%			2.57%
Net interest income (TE) and net interest margin (TE)		$4,554	2.64%		$4,098	2.50%		$4,063	2.77%
Less: TE adjustment (b)		27			27			29
Net interest income, GAAP basis		$4,527			$4,071			$4,034

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
(d)Commercial and industrial average loan balances include $157 million, $134 million, and $130 million of assets from commercial credit cards for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
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
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2022 vs. 2021
Dollars in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$428	$281	$709
Loans held for sale	(14)	20	6
Securities available for sale	109	97	206
Held-to-maturity securities	17	11	28
Trading account assets	1	11	12
Short-term investments	(36)	105	69
Other investments	5	10	15
Total interest income (TE)	509	536	1,045
INTEREST EXPENSE
NOW and money market deposit accounts	—	193	193
Savings deposits	—	—	—
Certificates of deposit ($100,000 or more)	(4)	(4)	(8)
Other time deposits	1	26	27
Total interest-bearing deposits	(2)	214	212
Federal funds purchased and securities sold under repurchase agreements	—	41	41
Bank notes and other short-term borrowings	49	33	82
Long-term debt	52	202	254
Total interest expense	99	490	589
Net interest income (TE)	$410	$46	$456

(a)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses

PROVISION FOR CREDIT LOSSES (IN MILLIONS)
$246
$234
$445
$424
$1,021
$443
$(418)
$184
$502
$161
2018
2019
2020
2021
2022
PROVISION FOR CREDIT LOSSES (IN MILLIONS)
NET LOAN CHARGE-OFFS (IN MILLIONS)

Our provision for credit losses was a net charge of $502 million for 2022, compared to a $418 million net benefit for 2021. The increase in our provision for credit losses was a result of reserve increases largely driven by changes in the economic outlook and loan growth, offset somewhat by lower net charge-offs. In 2021, our provision for credit losses was a net benefit due to reserve releases as the economic stress and uncertainty in the U.S. and globally caused by COVID-19 eased, along with significantly lower net loan charge-offs and improved asset quality. In 2023 we expect net charge-offs to average loans to be in the range of 25 to 30 bps.

Noninterest income

Noninterest income for 2022 was $2.7 billion, compared to $3.2 billion during 2021. Noninterest income represented 37% of total revenue for 2022 and 44% of total revenue for 2021. In 2023, we expect noninterest income to be down 1% to 3% compared to 2022.

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

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management or administration that primarily generate these revenues are shown in Figure 4. For 2022, trust and investment services income decreased $4 million, or 0.8%. This was primarily due to an increase in commissions based revenue offset by decreases in fees associated with lower assets under management.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2022, our bank, trust, and registered investment advisory subsidiaries had assets under management or administration of $51.3 billion, compared to $55.8 billion at December 31, 2021. The decrease from 2021 to 2022 was primarily attributable to movements in the equity markets.

Figure 4. Assets Under Administration

Year ended December 31,			Change 2022 vs. 2021
Dollars in millions	2022	2021	Amount	Percent
Discretionary assets under management by investment type:
Equity	$28,313	$33,767	$(5,454)	(16.2)%
Fixed income	14,432	13,851	581	4.2
Money market	5,238	4,541	697	15.3
Total discretionary assets under management	$47,983	$52,159	$(4,176)	(8.0)%
Non-discretionary assets under administration	$3,299	$3,647	$(348)	(9.5)%
Total	$51,282	$55,806	$(4,524)	(8.1)%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity underwriting fees, merger and acquisition and financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2022, investment banking and debt placement fees decreased $299 million, or 31.9%, from the prior year reflecting the slowdown in capital markets activity.

Service charges on deposit accounts

Service charges on deposit accounts increased $13 million, or 3.9%, in 2022 compared to the prior year. This increase stemmed from account analysis services and overdraft fees, specifically over the first three quarters of the year. Beginning late in the third quarter, Key implemented new fee terms which eliminated NSF fees and introduced Key Coverage ZoneTM for overdraft fees resulting in expected reductions in fees in the fourth quarter.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, decreased $74 million, or 17.8%, in 2022 compared to 2021. This decrease was primarily due to reduced prepaid card activity as customers rolled off government support programs during the year with a slight offset from an increase in merchant services income.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income decreased $112 million, or 11.5%, in 2022 compared to 2021, driven by decreases in consumer mortgage income from lower gain on sale margins and lower saleable volume. Decreases also occurred within operating lease income and other leasing gains from declining operating lease balances. These decreases were slightly offset by an increase in corporate services income from higher derivatives income.
Noninterest expense
Noninterest expense for 2022 was $4.4 billion, compared to $4.4 billion for 2021. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2022. In 2023, we expect noninterest expense to be relatively stable compared to 2022.

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
Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $5 million, or 0.2%, in 2022 compared to 2021. Activity for the year was driven by higher salaries from higher merits and contract tech labor, with an offset from decreased incentive compensation costs from lower revenue generation in our variable expense businesses.
Figure 6. Personnel Expense

Year ended December 31, Dollars in millions			Change 2022 vs. 2021
	2022	2021	Amount	Percent
Salaries and contract labor	$1,500	$1,311	$189	14.4%
Incentive and stock-based compensation (a)	693	861	(168)	(19.5)
Employee benefits	363	388	(25)	(6.4)
Severance	10	1	9	N/M
Total personnel expense	$2,566	$2,561	$5	0.2%

N/M - Not meaningful
(a)Excludes directors’ stock-based compensation of $3 million in 2022 and $2 million in 2021, reported as “other noninterest expense” in Figure 5.

Non-personnel expense

In total, other non-personnel expense decreased $24 million, or 1.3%, in 2022 compared to 2021 stemming from declines in business services and professional fees and operating expense, with a slight offset from an increase in computer processing costs.

Income taxes

We recorded a tax provision from continuing operations of $422 million for 2022, compared to $642 million for 2021. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 18.1% for 2022 and 19.7% for 2021. In 2023, we expect our GAAP tax rate to be approximately 20%.

In 2022, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with energy related projects and low-income housing investments, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

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

Summary of operations

•Net income attributable to Key of $392 million in 2022, compared to $876 million in 2021, a decrease of 55.3%, largely driven by reserve increases
•Taxable equivalent net interest income increased in 2022 by $60 million, or 2.5%, from the prior year, driven by higher earning assets and interest rates
•Average loans and leases increased in 2022 by $1.9 billion, or 4.8%, from the prior year, driven by loan growth in consumer mortgage and Laurel Road, partly offset by a decline in home equity loans
•Average deposits increased in 2022 by $1.7 billion, or 1.9%, from the prior year, driven by higher retail deposits

Breakdown of 2022 average loans

Consumer direct loans: 15.5%
Credit cards: 2.3%
Home equity loans 19.7%
Commercial loans 16.5%
Real estate — residential mortgage: 46.0%

Breakdown of 2022 average deposits

Savings deposits
8.3%
Noninterest-bearing deposits
24.8%
Other time deposits
2.1%
Certificates of deposits
($100,000 or more)
1.5%
NOW and money
market deposit
accounts
63.3%

•Provision for credit losses increased $311 million in 2022 compared to the prior year, resulting from reserve increases driven by changes in the economic outlook, loan growth, offset slightly by lower net charge-offs. In 2021, our provision for credit losses was a net benefit of $118 million due to reserve releases as the economic stress and uncertainty in the U.S. and globally caused by COVID-19 eased
•Noninterest income decreased in 2022 by $72 million, or 6.7%,driven by decreases in consumer mortgage income from lower gain on sale margins and lower saleable volume, and a decline in trust and investment services, reflecting lower equity markets
•Noninterest expense increased in 2022 by $314 million, or 13.1%, primarily driven by higher salaries, increased deposit insurance assessments, and increased technology and other business support costs.
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

Summary of operations

•Net income attributable to Key of $1.1 billion in 2022, compared to $1.6 billion in 2021, a decrease of 30.2%, largely driven by an increase in reserves and lower investment banking and debt placement fees
•Taxable equivalent net interest income increased in 2022 by $217 million, or 13.2%, from the prior year, reflecting growth in commercial and industrial loans and commercial real estate loans, as well as higher interest rates
•Average loan and lease balances increased $9.1 billion in 2022, or 15.0%, due to growth in commercial and industrial loans and commercial mortgage real estate loans
•Average deposit balances decreased $926 million in 2022, or 1.7%, driven by a decline in non-operating deposits
•Provision for credit losses increased $596 million in 2022 compared to the prior year, resulting from reserve increases driven by changes in the economic outlook and loan growth. In 2021, our provision for credit losses was a net benefit of $279 million due to reserve releases as the economic stress and uncertainty in the U.S. and globally caused by COVID-19 eased
•Noninterest income decreased $390 million in 2022, or 19.6%, from the prior year, driven by lower investment banking and debt placement fees, partially offset by an increase in corporate services income primarily reflecting higher derivatives income
•Noninterest expense decreased by $131 million in 2022, or 7.0%, from the prior year, driven by lower incentive compensation and lower operating lease expense, as well as a decrease in other business segment support costs

Financial Condition
Loans and loans held for sale
Figure 7. Breakdown of Loans
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 4 (“Loan Portfolio”) Item 8. Financial Statements of this report.

Figure 8 shows the composition of our loan portfolio at December 31 for each of the past two years.
Figure 8. Composition of Loans

	2022		2021
December 31, Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$59,647	50.0%	$50,525	49.6%
Commercial real estate:
Commercial mortgage	16,352	13.7	14,244	13.9
Construction	2,530	2.1	1,996	2.0
Total commercial real estate loans	18,882	15.8	16,240	15.9
Commercial lease financing (b)	3,936	3.3	4,071	4.0
Total commercial loans	82,465	69.1	70,836	69.5
CONSUMER
Real estate — residential mortgage	21,401	17.9	15,756	15.5
Home equity loans	7,951	6.6	8,467	8.3
Consumer direct loans	6,508	5.4	5,753	5.6
Credit cards	1,026	0.9	972	1.0
Consumer indirect loans	43	0.1	70	0.1
Total consumer loans	36,929	30.9	31,018	30.5
Total loans (c)	$119,394	100.0%	$101,854	100.0%

(a)Loan balances include $172 million and $139 million, of commercial credit card balances at December 31, 2022, and December 31, 2021, respectively.
(b)Commercial lease financing includes receivables held as collateral for a secured borrowing of $8 million and $16 million at December 31, 2022, and December 31, 2021, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(c)Total loans exclude loans of $434 million at December 31, 2022, and $567 million at December 31, 2021, related to the discontinued operations of the education lending business.
At December 31, 2022, total loans outstanding from continuing operations were $119.4 billion, compared to $101.9 billion at the end of 2021. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $82.5 billion at December 31, 2022, an increase of $11.6 billion, or 16.4%, compared to December 31, 2021. The increase reflects core commercial and industrial loan growth and an increase in commercial real estate loans, which mitigated the impact of a $1.5 billion decline in PPP balances.

Figure 9 provides our commercial loan portfolio by industry classification as of December 31, 2022, and December 31, 2021.

Figure 9. Commercial Loans by Industry

December 31, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$907	$171	$96	$1,174	1.4%
Automotive	1,660	741	12	2,413	2.9
Business products	2,332	176	37	2,545	3.1
Business services	3,497	249	167	3,913	4.7
Chemicals	934	31	45	1,010	1.2
Construction materials and contractors	2,351	327	309	2,987	3.7
Consumer goods	4,312	544	286	5,142	6.2
Consumer services	4,963	873	346	6,182	7.5
Equipment	1,988	111	113	2,212	2.7
Finance	8,784	111	462	9,357	11.3
Healthcare	3,379	1,348	310	5,037	6.1
Metals and mining	1,453	86	94	1,633	2.0
Oil and gas	2,385	32	20	2,437	3.0
Public exposure	2,526	9	582	3,117	3.8
Commercial real estate	8,862	13,897	7	22,766	27.6
Technology	914	12	89	1,015	1.2
Transportation	1,139	159	497	1,795	2.2
Utilities	6,725	5	450	7,180	8.7
Other	536	—	14	550	.7
Total	$59,647	$18,882	$3,936	$82,465	100.0%

December 31, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$872	$161	$84	$1,117	1.6%
Automotive	1,253	609	18	1,880	2.7
Business products	1,732	131	39	1,902	2.7
Business services	3,202	235	177	3,614	5.1
Chemicals	786	25	22	833	1.2
Construction materials and contractors	2,248	338	264	2,850	4.0
Consumer goods	3,760	555	276	4,591	6.5
Consumer services	4,998	889	424	6,311	8.9
Equipment	1,650	97	138	1,885	2.7
Finance	6,676	98	380	7,154	10.1
Healthcare	3,138	1,302	245	4,685	6.6
Metals and mining	1,219	71	55	1,345	1.9
Oil and gas	1,758	26	35	1,819	2.6
Public exposure	2,768	15	720	3,503	4.9
Commercial real estate	6,494	11,456	9	17,959	25.3
Technology	649	9	149	807	1.1
Transportation	1,288	134	551	1,973	2.8
Utilities	5,491	—	467	5,958	8.4
Other	543	89	18	650	.9
Total	$50,525	$16,240	$4,071	$70,836	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at December 31, 2022, and 51% at December 31, 2021. This portfolio is approximately 86% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $59.6 billion at December 31, 2022, an increase of $9.1 billion, or 18.1%, compared to December 31, 2021. The increase was broad-based and spread across most industry categories and mitigated the impact of a $1.5 billion decline in PPP balances.

Commercial real estate loans. Our commercial real estate lending business includes both mortgage and construction loans, and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at December 31, 2022. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 13% of commercial real estate loans at year end.

At December 31, 2022, commercial real estate loans totaled $18.9 billion, comprised of $16.4 billion of mortgage loans and $2.5 billion of construction loans. Compared to December 31, 2021, this portfolio increased $2.6 billion driven by growth in multi-family lending, including a focus in affordable housing.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$24	$231	$268	1.4%	$—	$268
Industrial	75	25	101	135	220	284	52	892	4.7	203	689
Land & Residential	1	3	3	3	3	24	—	37.2		15	22
Lodging	58	—	10	4	20	72	41	205	1.1	22	183
Medical Office	47	—	43	9	19	98	25	241	1.3	64	177
Multifamily	1,083	533	1,388	1,264	2,813	1,370	438	8,889	47.1	1,705	7,184
Office	189	1	173	113	128	300	95	999	5.3	—	999
Retail	282	35	112	183	69	395	235	1,311	6.9	106	1,205
Self Storage	85	13	50	20	79	37	202	486	2.6	4	482
Senior Housing	150	57	144	76	118	120	235	900	4.8	194	706
Skilled Nursing	—	—	—	52	—	239	143	434	2.3	—	434
Student Housing	—	—	—	53	199	13	—	265	1.4	39	226
Other	24	4	9	79	42	83	195	436	2.3	2	434
Total nonowner-occupied	2,003	671	2,033	1,995	3,710	3,059	1,892	15,363	81.4	2,354	13,009
Owner-occupied	1,149	5	364	580	128	1,293	—	3,519	18.6	176	3,343
Total	$3,152	$676	$2,397	$2,575	$3,838	$4,352	$1,892	$18,882	100.0%	$2,530	$16,352

Nonowner-occupied:
Nonperforming loans	$—	$—	$—	$2	$—	$7	$12	$21	N/M	$—	$21
Accruing loans past due 90 days or more	—	—	—	—	—	8	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	—	—	1	11	—	6	—	18	N/M	—	18
December 31, 2021
Nonowner-occupied:
Diversified	$18	$—	$—	$1	$—	$40	$183	$242	1.5%	$—	$242
Industrial	47	25	44	44	218	224	114	716	4.4	90	626
Land & Residential	13	3	4	2	5	29	—	56.3		33	23
Lodging	75	—	21	4	30	101	28	259	1.6	27	232
Medical Office	46	—	44	5	6	95	—	196	1.2	24	172
Multifamily	855	490	1,166	941	1,651	1,392	239	6,734	41.5	1,249	5,485
Office	213	—	199	122	133	372	46	1,085	6.7	17	1,068
Retail	247	36	131	226	95	409	192	1,336	8.2	87	1,249
Self Storage	44	5	44	13	39	50	74	269	1.7	5	264
Senior Housing	115	32	109	57	107	198	222	840	5.2	114	726
Skilled Nursing	—	39	19	2	13	271	164	508	3.1	—	508
Student Housing	10	—	36	65	124	14	—	249	1.5	86	163
Other	20	—	6	77	33	120	89	345	2.1	2	343
Total nonowner-occupied	1,703	630	1,823	1,559	2,454	3,315	1,351	12,835	79.0	1,734	11,101
Owner-occupied	1,065	—	293	592	124	1,331	—	3,405	21.0	262	3,143
Total	$2,768	$630	$2,116	$2,151	$2,578	$4,646	$1,351	$16,240	100.0%	$1,996	$14,244

Nonperforming loans	$—	$—	$—	$2	$—	$17	$25	$44	N/M	$—	$44
Accruing loans past due 90 days or more	1	—	1	—	—	6	—	8	N/M	1	7
Accruing loans past due 30 through 89 days	—	—	5	1	24	5	—	35	N/M	16	19

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2022, totaled $36.9 billion, an increase of $5.9 billion, or 19.1%, from one year ago. Consumer loans continue to reflect strength from the consumer mortgage business and
Laurel Road.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of December 31, 2022, representing approximately 58% of consumer loans. This is followed by our home equity portfolio comprising approximately 22% of consumer loans outstanding at year end.

We held the first lien position for approximately 66% of the Consumer Bank home equity portfolio at December 31, 2022, and 71% at December 31, 2021. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Figure 11. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2022
Washington	$4,621	$1,100	$253	$87	$2	$6,063
Ohio	2,766	1,173	347	214	5	4,505
New York	840	2,256	770	359	1	4,226
Colorado	3,006	301	171	32	—	3,510
California	2,357	16	538	4	6	2,921
Oregon	1,268	630	117	43	—	2,058
Pennsylvania	459	580	403	61	3	1,506
Florida	851	45	453	14	6	1,369
Texas	336	3	397	4	3	743
Illinois	134	3	212	2	1	352
Other	4,763	1,844	2,847	206	16	9,676
Total	$21,401	$7,951	$6,508	$1,026	$43	$36,929

December 31, 2021
New York	$679	$2,467	$638	$345	$4	$4,133
Ohio	2,631	1,284	485	206	8	4,614
Washington	2,264	1,076	234	81	2	3,657
Pennsylvania	351	634	327	55	4	1,371
California	1,781	14	430	3	10	2,238
Texas	184	5	343	4	4	540
Colorado	2,602	284	156	30	—	3,072
Connecticut	837	319	96	26	2	1,280
Oregon	1,009	670	110	40	1	1,830
Florida	591	46	378	13	10	1,038
Other	2,827	1,668	2,556	169	25	7,245
Total	$15,756	$8,467	$5,753	$972	$70	$31,018

Loan sales

As shown in Figure 12, during 2022, we sold $12.5 billion of our loans. Sales of loans classified as held for sale generated net gains of $151 million during 2022.

Figure 12 summarizes our loan sales during 2022 and 2021.

Figure 12. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Indirect	Total
2022
Fourth quarter	$33	$2,774	$114	$235	$—	$3,156
Third quarter	211	1,882	43	353	—	2,489
Second quarter	41	1,851	150	496	—	2,538
First quarter	1,469	1,909	39	901	—	4,318
Total	$1,754	$8,416	$346	$1,985	$—	$12,501

2021
Fourth quarter	$296	$3,460	$93	$987	$—	$4,836
Third quarter	215	1,996	68	901	3,305	6,485
Second quarter	1,085	1,907	75	1,192	—	4,259
First quarter	124	1,930	156	1,129	—	3,339
Total	$1,720	$9,293	$392	$4,209	$3,305	$18,919

Figure 13 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

December 31, Dollars in millions	2022	2021	2020	2019	2018
Commercial real estate loans	$488,478	$444,131	$371,016	$347,186	$291,158
Residential mortgage	11,026	10,312	8,311	6,146	5,209
Education loans	312	415	516	625	766
Commercial lease financing	1,646	1,236	1,359	1,047	916
Commercial loans	723	750	684	591	549
Consumer direct	509	699	1,711	2,243	—
Consumer indirect	1,536	2,714	—	—	—
Total	$504,230	$460,257	$383,597	$357,838	$298,598

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.8 billion of the $504.2 billion of loans administered or serviced at December 31, 2022. Additional information about this recourse arrangement is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 14 shows the remaining maturities of our loan portfolio and the sensitivity of certain loans to changes in interest rates as of December 31, 2022.

Figure 14. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates(a)

December 31, 2022
Dollars in millions	Within One Year	One - Five Years	Five - Fifteen Years	Over Fifteen Years	Total
Commercial
Commercial and industrial	$10,829	$41,764	$6,881	$173	$59,647
Commercial Mortgage	4,020	8,680	3,322	330	16,352
Real estate — construction	1,071	1,057	81	321	2,530
Commercial lease financing	228	2,115	1,565	28	3,936
Total commercial loans	$16,148	$53,616	$11,849	$852	$82,465

Consumer
Real estate - residential mortgage	$57	$26	$864	$20,454	$21,401
Home equity loans	12	267	2,546	5,126	7,951
Consumer direct loans	521	1,074	2,763	2,150	6,508
Credit Cards	1,026	—	—	—	1,026
Consumer indirect loans	1	41	1	—	43
Total consumer loans	1,617	1,408	6,174	27,730	36,929
Total loans	$17,765	$55,024	$18,023	$28,582	$119,394
Loans with floating or adjustable interest rates (b)		$49,234	$5,951	$13,410	$68,595
Loans with predetermined interest rates (c)		5,791	12,071	15,172	33,034
Total		$55,025	$18,022	$28,582	$101,629

(a)Accrued interest of $417 million at December 31, 2022, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.
(c)Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities
Our securities portfolio totaled $47.8 billion at December 31, 2022, compared to $52.9 billion at December 31, 2021. Available-for-sale securities were $39.1 billion at December 31, 2022, compared to $45.4 billion at December 31, 2021. Held-to-maturity securities were $8.7 billion at December 31, 2022, compared to $7.5 billion at December 31, 2021.
As shown in Figure 15, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 7 (“Securities”).
Figure 15. Mortgage-Backed Securities by Issuer

December 31, Dollars in millions	2022	2021
FHLMC & FNMA	$25,371	$28,461
GNMA	11,620	12,469
Total (a)	$36,991	$40,930

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

Figure 16 shows the composition, TE yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 16. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2022
Remaining maturity:
One year or less	$1,133	$60	$2	$20	$—	$1,215	0.48%
After one through five years	8,020	2,036	2,410	2,314	—	14,780	1.32
After five through ten years	157	10,734	1,271	5,808	—	17,970	1.98
After ten years	105	3,603	237	1,207	—	5,152	1.76
Fair value	$9,415	$16,433	$3,920	$9,349	$—	$39,117	—
Amortized cost	10,044	20,180	4,616	10,712	—	45,552	1.67%
Weighted-average yield (b)	0.59%	1.67%	1.58%	2.73%	—%	1.67%	—
Weighted-average maturity	1.9 years	8.1 years	4.9 years	7.5 years	— years	6.3 years	—
December 31, 2021
Fair value	$9,472	$21,119	$5,122	$9,651	$—	$45,364	—%
Amortized cost	9,573	21,430	5,137	9,753	—	45,893	1.43%
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
Figure 17. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2022
Remaining maturity:
One year or less	$11	$—	$6	$2	$1	$20	2.16%
After one through five years	1,569	127	1,720	1,405	13	4,834	2.85
After five through ten years	2,189	54	761	—	—	3,004	3.52
After ten years	817	—	35	—	—	852	4.24
Amortized cost	$4,586	$181	$2,522	$1,407	$14	$8,710	3.18%
Fair value	4,308	165	2,315	1,311	14	8,113	—
Weighted-average yield(b)	3.60%	2.87%	3.16%	2.10%	2.43%	3.22%	—
Weighted-average maturity	7.0 years	5.4 years	4.5 years	1.6 years	2.2 years	5.4 years	—
December 31, 2021
Amortized cost	$2,196	$164	$2,678	$2,485	$16	$7,539	2.37%
Fair value	2,229	170	2,796	2,454	16	7,665	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at December 31, 2022

Noninterest-
bearing deposits
29%
Other time deposits
4%
Certificates of deposit
($100,000 or more)
1%
Savings deposits
5%
NOW and money
market deposit
accounts
61%

Public sector
7%
Large corporate
28%
Middle Market
11%
Business banking
13%
Retail
41%

Deposits are our primary source of funding. At December 31, 2022, our deposits totaled $142.6 billion, a decrease of $10.0 billion, compared to December 31, 2021. The decrease reflects declines in retail balances and non-operating commercial deposit balances.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $28.8 billion at December 31, 2022, compared to $12.8 billion at December 31, 2021. The increase reflects loan growth and a decline in deposit balances.
Uninsured deposits totaled $67.1 billion and $77.6 billion at December 31, 2022 and December 31, 2021, respectively. Uninsured amounts are estimated based on the portion of account balances, including allocated interest payable amounts, in excess of FDIC insurance limits.
Figure 19 shows the maturity distribution of uninsured time deposits.
Figure 19. Maturity Distribution of Uninsured Time Deposit Amounts

December 31, 2022	Total
Dollars in millions
Remaining maturity:
Three months or less	$32
After three through six months	78
After six through twelve months	82
After twelve months	97
Total	$289

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

Dividends
Consistent with our capital plans, the Board declared a quarterly dividend of $.195 per Common Share for the first three quarters of 2022 and $.205 per Common Share for the fourth quarter of 2022. These quarterly dividend payments brought our annual dividend to $.79 per Common Share for 2022.
Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 29,727 holders of record at December 31, 2022. Our book value per Common Share was $11.79 based on 933.3 million shares outstanding at December 31, 2022, compared to $16.76 based on 928.9 million shares outstanding at December 31, 2021. At December 31, 2022, our tangible book value per Common Share was $8.75, compared to $13.72 at December 31, 2021.
Figure 20 shows activities that caused the change in our outstanding Common Shares over the past two years.
Figure 20. Changes in Common Shares Outstanding

		2022 Quarters
In thousands	2022	Fourth	Third	Second	First	2021
Shares outstanding at beginning of period	928,850	932,938	932,643	932,398	928,850	975,773
Open market repurchases, repurchases under an ASR program, and return of shares under employee compensation plans	(1,736)	(2)	(3)	(24)	(1,707)	(54,986)
Shares issued under employee compensation plans (net of cancellations)	6,211	389	298	269	5,255	8,063
Shares outstanding at end of period	933,325	933,325	932,938	932,643	932,398	928,850

During 2022, Common Shares outstanding increased by 4.5 million shares, primarily driven by issuances under employee compensation plans. For more information on share repurchases activity, see Note 24 (“Shareholders' Equity”).
At December 31, 2022, we had 323.4 million treasury shares, compared to 327.9 million treasury shares at December 31, 2021. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2022. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 7.09% at December 31, 2022, compared to 9.36% at December 31, 2021. Our tangible common equity to tangible assets ratio was 4.37% at December 31, 2022, compared to 6.95% at December 31, 2021. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2022, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.

Figure 21 represents the details of our regulatory capital positions at December 31, 2022, and December 31, 2021, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 24 (“Shareholders' Equity”).
Figure 21. Capital Components and Risk-Weighted Assets

December 31, Dollars in millions		2022	2021
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$13,454	$17,423
Less:	Preferred Stock (a)	2,446	1,856
Add:	CECL phase-in (b)	178	237
	Common Equity Tier 1 capital before adjustments and deductions	11,186	15,804
Less:	Goodwill, net of deferred taxes	2,612	2,571
	Intangible assets, net of deferred taxes	88	125
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,857)	(300)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(1,160)	(14)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(277)	(272)
	Total Common Equity Tier 1 capital	14,779	13,693
TIER 1 CAPITAL
Common Equity Tier 1		14,779	13,693
Additional Tier 1 capital instruments and related surplus		2,446	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	17,225	15,549
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		2,200	1,540
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,351	941
Less:	Deductions	—	—
	Total Tier 2 capital	3,551	2,481
	Total risk-based capital	$20,776	$18,030

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$125,900	$109,041
Risk-weighted off-balance sheet exposure		35,745	33,853
Market risk-equivalent assets		826	1,500
	Gross risk-weighted assets	162,471	144,394
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$162,471	$144,394
AVERAGE QUARTERLY TOTAL ASSETS		$193,986	$183,604

CAPITAL RATIOS
Tier 1 risk-based capital		10.60%	10.77%
Total risk-based capital		12.79	12.49
Leverage (d)		8.88	8.47
Common Equity Tier 1		9.10	9.48

(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $21 million and $28 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2022, and December 31, 2021, respectively.
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

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2022, is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.”

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2022, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Management of trading market risks. Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and take into account our tolerance for risk and consideration for the business environment. The Market Risk Committee approves market risk policies and recommends our significant market risk policy to the ERM Committee, the KeyBank Board, and the Risk Committee of the Board for approval.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. The MRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2022, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2022, and December 31, 2021. The MRM back tests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of back testing are provided to the Market Risk Committee. Back testing exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.1 million at December 31, 2022, and $1.0 million at December 31, 2021. Figure 22 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2022, and December 31, 2021.

Figure 22. VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.1	$.4	$.7	$.4	$1.5	$.8	$1.2	$.9
Derivatives:
Interest rate	$.7	$.2	$.3	$.6	$.2	$.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $1.9 million at December 31, 2022, and $4.3 million at December 31, 2021. Figure 23 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2022, and December 31, 2021. The decrease in stressed VaR is due to several factors including a change in our VaR modeling and the change in the size and composition of the Fixed Income inventory.

Figure 23. Stressed VaR for Significant Portfolios of Covered Positions

	2022				2021
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$2.4	$1.1	$1.6	$1.1	$6.5	$3.4	$5.4	$3.6
Derivatives:
Interest rate	$.7	$.2	$.3	$.6	$.6	$.3	$.3	$.5

Internal capital adequacy assessment.  Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $13 million at December 31, 2022, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of this report, bank regulators have issued guidance advising against the use of LIBOR in its current form for new contracts. For most financial products, the most common alternative reference rates have been, and are expected to be, SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that are subject to amendment or a transition by their terms. We have established an enterprise-wide program to identify and address all LIBOR transition issues related to legacy LIBOR contracts. We are collaborating closely with regulators and industry groups on the transition and closely monitoring industry practices related to LIBOR alternatives. The goals of our LIBOR transition program include:

•Identifying and analyzing LIBOR-based exposure and developing and executing transition strategies;
•Reviewing and updating near-term strategies and actions for our LIBOR-based business currently being written;
•Assessing financial impacts and risks while planning and executing mitigation actions;
•Understanding and strategically addressing the current market approach to LIBOR relative to transitioning to alternative reference rates, including the impact of the LIBOR Act and the Federal Reserve’s regulations as well as the FCA’s policy decisions related to so-called synthetic USD LIBOR;
•Determining and executing system and process work to be operationally ready for credit sensitive benchmarks; and
•Remediating remaining LIBOR contracts.

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

We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We have assessed the LIBOR fallback language in those contracts, have devised a strategy to address the LIBOR transition for those contracts, and are in the process of remediating such contracts. Our progress is well-paced. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments. We also have evaluated the impact of the LIBOR Act on our transition strategy. The legislation provides a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate.

As of December 31, 2022, Key had the following instruments that were dependent on LIBOR:

Figure 24. Amounts Directly or Indirectly Dependent upon LIBOR

Dollars in millions	Maturity through June 30, 2023	Maturity past June 30, 2023	Total Exposures
Outstanding balance of loans	$2,345	$15,659	$18,004
Notional value of derivative contracts	9,519	67,656	77,175
Investment securities	—	535	535
Debt and equity instruments	—	1,276	1,276

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

Figure 25 presents the results of the simulation analysis at December 31, 2022, and December 31, 2021. At December 31, 2022, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has decreased as a result of the change in balance sheet mix compared to the December 31, 2021 analysis.

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

Figure 25. Simulated Change in Net Interest Income

	December 31, 2022		December 31, 2021
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	Mid 40s	N/A	High 20s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(1.66)%	(2.61)%	(3.86)%	5.15%

+200 NII at risk beta sensitivity	December 31, 2022
Beta assumption	Mid 40s	Low 40s	Mid 30s	Low 30s
Interest rate risk assessment	(2.61)%	(1.60)%	(0.59)%	0.42%

Simulation analysis produces a sophisticated estimate of interest rate exposure based on assumptions inputs within the model. Assumptions are tailored to the specific interest rate environment and validated on a regular basis. However, actual results may differ from those derived in simulation analyses due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities or repercussions from exogenous events.

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 25. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 99 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The policy decline scenario is equal to the current Fed Target Rate capped at 200 basis points. As of December 31, 2022, the policy decline scenario is minus 200 basis points.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of December 31, 2022.

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

Figure 26 shows all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently to reflect broader A/LM objectives and the balance sheet positions to be hedged. For more information about how interest rate swaps are used to manage our risk profile, see Note 8 (“Derivatives and Hedging Activities”).

Figure 26. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2022
				Weighted-Average			December 31, 2021
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$28,450	$(1,503)		2.2	1.4%	4.3%	$23,950	$9
Receive fixed/pay variable — conventional debt	10,995	(551)		4.1	2.2	4.2	7,432	137
Receive fixed/pay variable — forward A/LM	1,300	(8)		3.9	3.4	4.5	850	(1)
Pay fixed/receive variable — conventional debt	50	1		5.5	3.7	3.6	50	(7)
Pay fixed/receive variable — forward securities	—	—		—	—	—	6,280	135
Pay fixed/receive variable — securities	405	48		4.5	3.4	0.7	—	—
Total portfolio swaps	$41,200	$(2,013)	(c)	2.8	1.7%	4.2%	$38,562	$273	(c)

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Conventional A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(c)Excludes accrued interest of $62 million and $108 million at December 31, 2022, and December 31, 2021, respectively.
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
These committees regularly review liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, internal liquidity stress tests, and goal tracking reports. The reviews generate a discussion of positions, trends, and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. To ensure that emerging issues are identified, we also communicate with individuals inside and outside of the company on a daily basis.
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

Our credit ratings at December 31, 2022, are shown in Figure 27. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.
Figure 27. Credit Ratings

December 31, 2022	Short-Term Borrowings	Long-Term Deposits(a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	N/A	BB+	BB+
DBRS	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch	F1	F1/A	A-	BBB+	N/A	N/A
DBRS	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
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

We regularly monitor our liquidity position and funding sources and measure our capacity to obtain funds in a variety of hypothetical scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly internal liquidity stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct internal liquidity stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Internal liquidity stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2022, totaled $35.5 billion, consisting of $33.2 billion of unpledged securities, $10 million of securities available for secured funding at the FHLB, and $2.4 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, changes in market value, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2022, our unused borrowing capacity secured by loan collateral was $33.8 billion at the Federal Reserve Bank of Cleveland and $6.7 billion at the FHLB of Cincinnati. In 2022, Key’s outstanding FHLB of Cincinnati advances increased by $10.7 billion due to an increase in borrowings.

Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.
Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2022, our loan-to-deposit ratio was 84.7%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.

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

On August 8, 2022, KeyBank issued two notes under the bank note program: $1.25 billion of 4.15% Fixed Rate Senior Bank Notes due August 8, 2025, and $750 million of 4.90% Fixed Rate Subordinated Bank Notes due August 8, 2032. On November 15, 2022,under the bank note program, KeyBank issued $1.0 billion of 5.85% Fixed Rate Senior Bank Notes due November 15, 2027. Accordingly, at December 31, 2022, there was $17.0 billion available for issuance under the KeyBank Bank Note Program.

On January 26, 2023, KeyBank issued $500 million of 4.70% Fixed Rate Senior Bank Notes due January 26, 2026 and $1 billion of 5.00% Fixed Rate Senior Bank Notes due January 26, 2033.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2022, KeyCorp held $3.2 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2022, KeyBank paid $475 million in cash dividends to KeyCorp, and during the fourth quarter of 2022, KeyBank paid $75 million cash dividends to KeyCorp. At January 1, 2023, KeyBank had regulatory capacity to pay $2.3 billion in dividends to KeyCorp without prior regulatory approval.

On May 23, 2022, KeyCorp issued $600 million of 3.878% Fixed-to-Floating Rate Senior Notes due May 23, 2025 and $750 million of 4.789% Fixed-to-Floating Rate Senior Notes due June 1, 2033. The fixed rate periods for each issuance are effective through May 23, 2024, and June 1, 2032, respectively. Additionally, on August 24, 2022, KeyCorp issued $600 million of 6.2% fixed rate reset perpetual non-cumulative preferred stock.
Our liquidity position and recent activity

Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased primarily due to a reduction in Key's cash position and unencumbered securities portfolio. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.
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
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2022, and December 31, 2021.
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
As shown in Figure 28, our ALLL from continuing operations increased by $276 million, or 26.0%, from December 31, 2021. The commercial ALLL increased by $176 million, or 25.6%, from December 31, 2021, driven by changes in the economic outlook as the impact from higher interest rates dampened overall growth expectations, including lower commercial real estate values, combined with strong growth in the portfolio. The consumer ALLL increased $100 million, or 26.8%, from December 31, 2021, driven by changes in the economic forecasts including higher interest rates, lower home price values and growth in the portfolio.
Figure 28. Allocation of the Allowance for Loan and Lease Losses

	2022			2021
December 31, Dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$601	45.0%	50.0%	$445	41.9%	49.6%
Commercial real estate:
Commercial mortgage	203	15.2	13.7	182	17.2	13.9
Construction	28	2.1	2.1	29	2.7	2.0
Total commercial real estate loans	231	17.3	15.8	211	19.9	15.9
Commercial lease financing	32	2.4	3.3	32	3.0	4.0
Total commercial loans	864	64.7	69.1	688	64.8	69.5
Real estate — residential mortgage	196	14.7	17.9	95	9.0	15.5
Home equity loans	98	7.3	6.6	110	10.4	8.3
Consumer direct loans	111	8.3	5.4	105	9.9	5.6
Credit cards	66	4.9	.9	61	5.7	1.0
Consumer indirect loans	2.1		.1	2.2		.1
Total consumer loans	473	35.3	30.9	373	35.2	30.5
Total loans (a)	$1,337	100.0%	100.0%	$1,061	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $21 million at December 31, 2022, and $28 million at December 31, 2021.

Net loan charge-offs
Figure 29 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 31. Figure 30 shows the ratio of net charge-offs by loan category as a percentage of the respective average loan balance.

Over the past 12 months, net loan charge-offs decreased $23 million. In 2023, we expect net loan charge-offs to average loans to be in the range of 25 to 30 basis points.
Figure 29. Net Loan Charge-offs from Continuing Operations

Year ended December 31,
Dollars in millions	2022	2021
Commercial and industrial	$103	$91
Real estate — commercial mortgage	18	31
Real estate — construction	(1)	—
Commercial lease financing(a)	(2)	(1)
Total commercial loans	118	121
Real estate — residential mortgage(a)	(7)	(5)
Home equity loans	(2)	4
Consumer direct loans	26	21
Credit cards	24	19
Consumer indirect loans	2	24
Total consumer loans	43	63
Total net loan charge-offs	$161	$184
Net loan charge-offs to average loans	.14%	.18%
Net loan charge-offs from discontinued operations — education lending business	$4	$2
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 30. Net Loan Charge-offs to Average Loans from Continuing Operations

Year ended December 31,
	2022	2021
Commercial and industrial	0.19%	0.18%
Real estate — commercial mortgage	0.12	0.24
Real estate — construction	(0.04)	—
Commercial lease financing(a)	(0.05)	(0.02)
Total commercial loans	0.15	0.17
Real estate — residential mortgage(a)	(0.04)	(0.04)
Home equity loans	(0.02)	0.04
Consumer direct loans	0.40	0.41
Credit cards	2.50	2.05
Consumer indirect loans	3.23	0.85
Total consumer loans	0.12	0.21
Total net loan charge-offs	0.14%	0.18%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 31. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, Dollars in millions	2022	2021
Average loans outstanding	$111,302	$100,269
Allowance for loan and lease losses at beginning of period	$1,061	$1,626
Loans charged off:
Commercial and industrial	$153	$174
Real estate — commercial mortgage	23	40
Real estate — construction	—	—
Total commercial real estate loans (a)	23	40
Commercial lease financing	2	6
Total commercial loans (b)	178	220
Real estate — residential mortgage	(2)	(2)
Home equity loans	1	9
Consumer direct loans	34	29
Credit cards	30	27
Consumer indirect loans	4	39
Total consumer loans	67	102
Total loans charged off	245	322
Recoveries:
Commercial and industrial	50	83
Real estate — commercial mortgage	5	9
Real estate — construction	1	—
Total commercial real estate loans (a)	6	9
Commercial lease financing	4	7
Total commercial loans (b)	60	99
Real estate — residential mortgage	5	3
Home equity loans	3	5
Consumer direct loans	8	8
Credit cards	6	8
Consumer indirect loans	2	15
Total consumer loans	24	39
Total recoveries	84	138
Net loan charge-offs	(161)	(184)
Provision (credit) for loan and lease losses	437	(381)
Allowance for loan and lease losses at end of year	$1,337	$1,061
Liability for credit losses on lending-related commitments at beginning of the year	160	197
Provision (credit) for losses on lending-related commitments	65	(37)
Liability for credit losses on lending-related commitments at end of the year (c)	$225	$160
Total allowance for credit losses at end of the year	$1,562	$1,221
Net loan charge-offs to average total loans	.14%	.18%
Allowance for loan and lease losses to period-end loans	1.12	1.04
Allowance for credit losses to period-end loans	1.31	1.20
Allowance for loan and lease losses to nonperforming loans	345.5	233.7
Allowance for credit losses to nonperforming loans	403.6	268.9
Discontinued operations — education lending business:
Loans charged off	$6	$4
Recoveries	2	2
Net loan charge-offs	$(4)	$(2)

(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)Included in “accrued expense and other liabilities” on the balance sheet.
Nonperforming assets

Figure 32 shows the composition of our nonperforming assets. As shown in Figure 32, nonperforming assets decreased $69 million during 2022. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 32. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
Dollars in millions	2022	2021
Commercial and industrial	$174	$191

Real estate — commercial mortgage	21	44
Real estate — construction	—	—
Total commercial real estate loans (a)	21	44
Commercial lease financing	1	4
Total commercial loans (b)	196	239
Real estate — residential mortgage	77	72
Home equity loans	107	135
Consumer direct loans	3	4
Credit cards	3	3
Consumer indirect loans	1	1
Total consumer loans	191	215
Total nonperforming loans	387	454
Nonperforming loans held for sale	20	24
OREO	13	8
Other nonperforming assets	—	3
Total nonperforming assets	$420	$489

Accruing loans past due 90 days or more	$60	$68
Accruing loans past due 30 through 89 days	180	165
Restructured loans — accruing and nonaccruing (c)	236	220
Restructured loans included in nonperforming loans (c)	118	99
Nonperforming assets from discontinued operations — education lending business	3	4
Nonperforming loans to period-end portfolio loans	.32%	.45%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.35	.48

(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
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
Figure 33 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2022, and December 31, 2021.
Figure 33. Summary of Changes in Nonperforming Loans from Continuing Operations

		2022 Quarters
Dollars in millions	2022	Fourth	Third	Second	First	2021
Balance at beginning of period	$454	$390	$429	$439	$454	$785
Loans placed on nonaccrual status	398	113	80	118	87	614
Charge-offs	(244)	(67)	(68)	(59)	(50)	(326)
Loans sold	(15)	(4)	(3)	(8)	—	(78)
Payments	(113)	(22)	(29)	(35)	(27)	(333)
Transfers to OREO	(5)	(1)	(1)	(2)	(1)	(5)
Loans returned to accrual status	(88)	(22)	(18)	(24)	(24)	(203)
Balance at end of period	$387	$387	$390	$429	$439	$454

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

We also face cyberattack risks related to our third-party service providers. Cyberattacks successfully compromising or circumventing the security of the systems of our third-party service providers have resulted in, and could again in the future result in, negative consequences to us, including interfering with our third-party providers’ ability to fulfill their contractual obligations to us, an interruption in our business processes, or the disclosure or misappropriation of confidential information of us or that of our clients. These cyberattacks may result in regulatory consequences, reputational harm or financial loss or liability that could adversely affect our financial condition or results of operations. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of their customers. Recently, there have also been numerous highly publicized cases where hackers requested ransom payments in exchange for not disclosing customer information or to restore company access to locked systems. We have incurred, and may again incur, expenses related to the investigation of cyberattacks involving third-party providers or related to the protection of our clients from identity theft as a result of such attacks. We have also incurred, and may continue to incur, expenses to enhance our systems or processes to protect against cyber or other security incidents.

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

	Year ended December 31,
	Dollars in millions	2022	2021	2020
	Tangible common equity to tangible assets at period end
	Key shareholders’ equity (GAAP)	$13,454	$17,423	$17,981
Less:	Intangible assets (a)	2,844	2,820	2,848
	Preferred Stock (b)	2,446	1,856	1,856
	Tangible common equity (non-GAAP)	$8,164	$12,747	$13,277
	Total assets (GAAP)	$189,813	$186,346	$170,336
Less:	Intangible assets (a)	2,844	2,820	2,848
	Tangible assets (non-GAAP)	$186,969	$183,526	$167,488
	Tangible common equity to tangible assets ratio (non-GAAP)	4.37%	6.95%	7.93%
	Average tangible common equity
	Average Key shareholders’ equity (GAAP)	$14,730	$17,665	$17,636
Less:	Intangible assets (average) (c)	2,839	2,829	2,878
	Preferred Stock (average)	2,114	1,900	1,900
	Average tangible common equity (non-GAAP)	$9,777	$12,936	$12,858
	Return on average tangible common equity from continuing operations
	Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$1,793	$2,506	$1,223

	Average tangible common equity (non-GAAP)	$9,777	$12,936	$12,858
	Return on average tangible common equity from continuing operations (non-GAAP)	18.34%	19.37%	9.51%
	Return on average tangible common equity consolidated
	Net income (loss) attributable to Key common shareholders (GAAP)	$1,799	$2,519	$1,237
	Average tangible common equity (non-GAAP)	9,777	12,936	12,858
	Return on average tangible common equity consolidated (non-GAAP)	18.40%	19.47%	9.62%
(a)For the years ended December 31, 2022, December 31, 2021, and December 31, 2020,, intangible assets exclude $2 million, $3 million, and $4 million, respectively, of period-end purchased credit card relationships.
(b)Net of capital surplus.
(c)For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, average intangible assets exclude $2 million, $4 million, and $6 million, respectively, of average purchased credit card relationships.

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

Year ended December 31,
Dollars in millions		2022	2021	2020
Cash efficiency ratio
Noninterest expense (GAAP)		$4,410	$4,429	$4,109
Less:	Intangible asset amortization (GAAP)	47	58	65
Adjusted noninterest expense (non-GAAP)		$4,363	$4,371	$4,044

Net interest income (GAAP)		$4,527	$4,071	$4,034
Plus:	TE adjustment	27	27	29
Noninterest income (GAAP)		2,718	3,194	2,652
Total TE revenue (non-GAAP)		$7,272	$7,292	$6,715

Cash efficiency ratio (non-GAAP)		60.0%	59.9%	60.2%
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

As described in our accounting policy related to the ALLL in Note 1 (“Summary of Significant Accounting Policies”) of this report under the heading “Allowance for Loan and Lease Losses," we employ a disciplined process and methodology to establish our ALLL, which has three main components: (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves.

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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compare the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 7% decline in GDP annualized growth and an approximate 3% increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.6x for commercial and 1.5x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two ratings for commercial loans generates a 1.6x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.2x increase in the consumer modeled allowance results.

Note that these analyses demonstrate the sensitivity of the ALLL to key quantitative assumptions, but exclude potential impacts to non-modeled allowance components and reserves for individually assessed loans. Furthermore, these analyses are not intended to estimate changes in the overall ALLL as they do not reflect qualitative factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors that must be considered to ensure the ALLL reflects our best estimate of current expected credit losses.

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
Contingent liabilities, guarantees and income taxes
Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee. Contingent aspects of guarantees within the scope of ASC 326 are assessed a reserve under CECL. There is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2022.
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

Accounting and reporting developments

Accounting guidance pending adoption

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2022-03, Fair Value Measurement - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	January 1, 2024 Early adoption is permitted.	The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 74 is incorporated herein by reference.

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

During 2022, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, the Corporation maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of the Corporation is properly reported to its Chief Executive Officer, Chief Financial Officer, General Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2022.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 22, 2023.

Christopher M. Gorman                        Donald R. Kimble
Chairman and Chief Executive Officer                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KeyCorp at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
KeyCorp’s loan and lease portfolio totaled $119.4 billion as of December 31, 2022 and the associated ALLL was $1.3 billion. As discussed in Note 1 and 5 of the financial statements, the ALLL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL using relevant available information, from internal and external sources, relating to past events, current portfolio specific and economic conditions, and reasonable and supportable forecasts. The ALLL is the sum of (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii)
qualitative (judgmental) reserves. Management estimates the quantitative reserves using probability of default / loss given default / exposure at default models (“loss forecasting models”), as well as other estimation methods for smaller loan portfolios. The ALLL also considers qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to reflect management’s best estimate of current expected credit losses.

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
Cleveland, Ohio
February 22, 2023

Consolidated Balance Sheets

December 31,
Dollars in millions, except per share data	2022	2021
ASSETS
Cash and due from banks	$887	$913
Short-term investments	2,432	11,010
Trading account assets	829	701
Securities available for sale	39,117	45,364
Held-to-maturity securities (fair value: $8,113 and $7,665)	8,710	7,539
Other investments	1,308	639
Loans, net of unearned income of $368 and $373	119,394	101,854
Allowance for loan and lease losses	(1,337)	(1,061)
Net loans	118,057	100,793
Loans held for sale (a)	963	2,729
Premises and equipment	636	681
Goodwill	2,752	2,693
Other intangible assets	94	130
Corporate-owned life insurance	4,369	4,327
Accrued income and other assets	9,223	8,265
Discontinued assets	436	562
Total assets	$189,813	$186,346
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$86,707	$89,207
Savings deposits	7,681	7,503
Certificates of deposit ($100,000 or more)	1,708	1,705
Other time deposits	5,665	2,153
Total interest-bearing deposits	101,761	100,568
Noninterest-bearing deposits	40,834	52,004
Total deposits	142,595	152,572
Federal funds purchased and securities sold under repurchase agreements	4,077	173
Bank notes and other short-term borrowings	5,386	588
Accrued expense and other liabilities	4,994	3,548
Long-term debt	19,307	12,042
Total liabilities	176,359	168,923
EQUITY
Preferred stock	2,500	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,286	6,278
Retained earnings	15,616	14,553
Treasury stock, at cost (323,377,500 and 327,852,311 shares)	(5,910)	(5,979)
Accumulated other comprehensive income (loss)	(6,295)	(586)
Total equity	13,454	17,423
Total liabilities and equity	$189,813	$186,346

(a)Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $24 million at December 31, 2022, and $281 million at December 31, 2021.
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
Dollars in millions, except per share amounts	2022	2021	2020
INTEREST INCOME
Loans	$4,241	$3,532	$3,866
Loans held for sale	56	50	69
Securities available for sale	752	546	484
Held-to-maturity securities	213	185	222
Trading account assets	31	19	20
Short-term investments	97	28	18
Other investments	22	7	6
Total interest income	5,412	4,367	4,685
INTEREST EXPENSE
Deposits	279	67	347
Federal funds purchased and securities sold under repurchase agreements	41	—	6
Bank notes and other short-term borrowings	90	8	12
Long-term debt	475	221	286
Total interest expense	885	296	651
NET INTEREST INCOME	4,527	4,071	4,034
Provision for credit losses	502	(418)	1,021
Net interest income after provision for credit losses	4,025	4,489	3,013
NONINTEREST INCOME
Trust and investment services income	526	530	507
Investment banking and debt placement fees	638	937	661
Service charges on deposit accounts	350	337	311
Operating lease income and other leasing gains	103	148	167
Corporate services income	372	288	213
Cards and payments income	341	415	368
Corporate-owned life insurance income	132	128	139
Consumer mortgage income	58	131	176
Commercial mortgage servicing fees	167	160	80
Other income(a)	31	120	30
Total noninterest income	2,718	3,194	2,652
NONINTEREST EXPENSE
Personnel	2,566	2,561	2,336
Net occupancy	295	300	298
Computer processing	314	284	232
Business services and professional fees	212	227	196
Equipment	92	100	100
Operating lease expense	101	126	138
Marketing	123	126	97
Other expense	707	705	712
Total noninterest expense	4,410	4,429	4,109
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,333	3,254	1,556
Income taxes	422	642	227
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,911	2,612	1,329
Income (loss) from discontinued operations	6	13	14
NET INCOME (LOSS)	1,917	2,625	1,343
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,917	$2,625	$1,343
Income (loss) from continuing operations attributable to Key common shareholders	$1,793	$2,506	$1,223
Net income (loss) attributable to Key common shareholders	1,799	2,519	1,237
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.94	$2.64	$1.26
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.94	2.65	1.28
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.92	$2.62	$1.26
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.93	2.63	1.27
Weighted-average Common Shares outstanding (000)	924,363	947,065	967,783
Effect of convertible preferred stock	—	—	—
Effect of Common Share options and other stock awards	8,696	10,349	7,024
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	933,059	957,414	974,807
(a)Net securities gains (losses) totaled $(9) million for the year ended December 31, 2022, $7 million for the year ended December 31, 2021, and $4 million for the year ended December 31, 2020. For 2022, 2021, and 2020, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
Dollars in millions	2022	2021	2020
Net income (loss)	$1,917	$2,625	$1,343
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $1,415, $306, and $(143)	(4,492)	(970)	452
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $382, $122, and $(72)	(1,212)	(388)	226
Net pension and postretirement benefit costs, net of income taxes of $1, $(11), and $(9)	(5)	34	34
Total other comprehensive income (loss), net of tax	(5,709)	(1,324)	712
Comprehensive income (loss) attributable to Key	$(3,792)	$1,301	$2,055

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	$17,038
Cumulative effect from changes in accounting principle (a)						(230)			(230)
Net income (loss)						1,343			1,343
Other reclassification of AOCI						(2)			(2)
Other comprehensive income (loss)								712	712
Deferred compensation					4				4
Cash dividends declared
Common Shares ($.74 per share)						(723)			(723)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($.1.406252 per depositary share)						(25)			(25)
Open market Common Share repurchases		(7,151)					(134)		(134)
Employee equity compensation program Common Share repurchases		(1,823)			(18)		(36)		(54)
Common shares reissued (returned) for stock options and other employee benefit plans		7,558					133		133
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	$17,981
Net income (loss)						2,625			2,625
Other comprehensive income (loss)								(1,324)	(1,324)
Deferred compensation					9				9
Cash dividends declared
Common Shares ($.75 per share)						(717)			(717)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(25)			(25)
Series G Preferred Stock ($1.406252 per depositary share)						(24)			(24)
Open market Common Share repurchases		(27,346)					(559)		(559)
Employee equity compensation program Common Share repurchases		(1,611)			—		(32)		(32)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,061			(12)		143		131
Common Share repurchases under ASR program (b)		(26,027)			—		(585)		(585)
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						1,917			1,917
Other comprehensive income (loss)								(5,709)	(5,709)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.79 per share)						(736)			(736)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ( $.477917 per depositary share)						(12)			(12)
Open market Common Share repurchases		—							—
Employee equity compensation program Common Share repurchases		(1,736)					(44)		(44)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,211			24		113		137
Issuance of Series H Preferred stock	600		600		(10)				590
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454

(a) Includes the impact of implementing ASU 2016-13.
(b) See Note 24 (“Shareholders' Equity”) for additional detail regarding ASR program.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
Dollars in millions	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,917	$2,625	$1,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	502	(418)	1,021
Depreciation and amortization expense, net	137	32	111
Accretion of acquired loans	27	24	28
Increase in cash surrender value of corporate-owned life insurance	(113)	(113)	(119)
Stock-based compensation expense	120	104	101
Deferred income taxes (benefit)	(27)	146	(191)
Proceeds from sales of loans held for sale	12,496	16,114	14,076
Originations of loans held for sale, net of repayments	(10,684)	(16,497)	(13,856)
Net losses (gains) from sale of loans held for sale	(151)	(282)	(233)
Net losses (gains) on leased equipment	7	(12)	(21)
Net securities losses (gains)	(9)	(7)	(4)
Net losses (gains) on sales of fixed assets	(7)	18	5
Net decrease (increase) in trading account assets	(128)	34	305
Other operating activities, net	382	(615)	(893)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,469	1,153	1,673
INVESTING ACTIVITIES
Purchases of intangible assets via acquisitions	(12)	—	—
Cash received (used) in acquisitions, net of cash acquired	(58)	(29)	—
Net decrease (increase) in short-term investments, excluding acquisitions	8,578	5,184	(14,922)
Purchases of securities available for sale	(4,473)	(28,190)	(15,619)
Proceeds from sales of securities available for sale	—	1,375	583
Proceeds from prepayments and maturities of securities available for sale	4,545	7,623	9,923
Proceeds from prepayments and maturities of held-to-maturity securities	2,291	2,889	2,493
Purchases of held-to-maturity securities	(3,670)	(3)	(17)
Purchases of other investments	(667)	(55)	(134)
Proceeds from sales of other investments	17	41	101
Proceeds from prepayments and maturities of other investments	15	26	15
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	(17,649)	(4,276)	(7,358)
Proceeds from sales of portfolio loans	157	337	211
Proceeds from corporate-owned life insurance	72	72	66
Purchases of premises, equipment, and software	(96)	(66)	(63)
Proceeds from sales of premises and equipment	16	4	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,934)	(15,068)	(24,721)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(9,977)	17,290	23,412
Net increase (decrease) in short-term borrowings	8,702	(218)	(113)
Net proceeds from issuance of long-term debt	16,596	1,203	3,607
Payments on long-term debt	(8,580)	(2,566)	(2,508)
Issuance of preferred shares	590	—	—
Open market common share repurchases	—	(559)	(134)
Employee equity compensation program Common Share repurchases	(44)	(32)	(36)
Common share purchases under ASR program	—	(585)	—
Net proceeds from reissuance of Common Shares	6	27	8
Cash dividends paid	(854)	(823)	(829)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,439	13,737	23,407
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(26)	(178)	359
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	913	1,091	732
CASH AND DUE FROM BANKS AT END OF YEAR	$887	$913	$1,091

Additional disclosures relative to cash flows:
Interest paid	$601	$363	$731
Income taxes paid	292	277	241
Noncash items:
Reduction of secured borrowing and related collateral	$9	$9	$7
Loans transferred to portfolio from held for sale	105	87	75
Loans transferred to held for sale from portfolio	—	3,403	310
Loans transferred to other real estate owned	6	4	96
CMBS risk retentions	12	28	40
ABS risk retentions	8	11	19
Securities received as consideration	—	2,825	—
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2022, KeyBank operated 972 full-service retail banking branches and 1,265 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Consumer Bank and Commercial Bank, is included in Note 25 (“Business Segment Reporting”).

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

The consolidated financial statements also include the accounts of any voting rights entities in which we have a controlling financial interest and certain VIEs. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly affect the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). See Note 13 (“Variable Interest Entities”) for information on our involvement with VIEs.

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

All of our mortgage-backed securities are issued by U.S. government-sponsored enterprises or GNMA, are highly rated by major rating agencies and have a long history of no credit losses. Our asset backed securities consist primarily of senior notes from the sale and securitization of our indirect auto portfolio. Other securities are comprised of State of Israel bonds denominated and paid in U.S. dollars. Israel bonds have a long history of no credit losses. Additionally, as of December 31, 2022, the State of Israel's credit rating is "stable" or “positive” among Fitch, Moody's, and S&P (A+, A1, AA-).
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
We account for our servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and recorded in either “consumer mortgage income” or “commercial mortgage servicing fees” on the income statement.
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
We may elect to perform a qualitative analysis to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When conducting a qualitative analysis, we evaluate both internal and external factors, including recent performance, updated projections, stock prices and economic conditions. If we elect to bypass this qualitative analysis, or conclude via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative goodwill impairment test is performed. If the fair value is less than the carrying value, an impairment charge is recorded for the difference.

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
Corporate Services Income. Corporate services income includes various ancillary service revenue including letter of credit fees, loan fees, certain non-hedging derivatives gains and losses, and certain capital market fees. Revenue from these fees is recorded in a manner that reflects the timing of when transactions occur, and as services are provided.
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

Accounting Guidance Adopted in 2022

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-04 and ASU 2021-01 — Reference Rate Reform (Topic 848)	March 12, 2020 through December 31, 2024	London Interbank Offered Rate (LIBOR), a reference rate presumed to capture bank funding costs, is being phased out and will no longer be published. This transition to alternate rates will impact, among other things, contracts that reference LIBOR. This ASU provides relief from cumbersome accounting consequences for certain qualifying contract modifications undertaken as a result of reference rate reform.	Key has established an enterprise-wide program to identify and address all LIBOR related matters.

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
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022	The ASU simplifies the accounting for convertible debt instruments by eliminating the legacy accounting models for convertible instruments with beneficial conversion features or cash conversion features. The guidance also amends the guidance used to determine if a freestanding financial instrument or an embedded feature qualifies for a scope exception from derivative accounting. For freestanding financial instruments and embedded features that have all the characteristics of a derivative instrument and are potentially settled in an entity’s own stock, the guidance simplifies the settlement assessment that entities are required to perform. Also, this update now requires the use of the if-converted method for all convertible instruments and includes the effect of potential share settlement in diluted EPS if the effect is more dilutive. The new guidance also makes clarifications to the EPS calculation. Further, the ASU expands disclosure requirements.

		The guidance should be applied on a modified retrospective or retrospective basis.	The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Accounting Guidance Adopted in 2023

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2021-08, Business Combinations (Topic 805)	January 1, 2023 Early adoption is permitted.	At the acquisition date, an acquirer must account for any acquired revenue contracts in accordance with Topic 606 as if it had originated the contracts (i.e. measure contract assets and liabilities, generally consistent with acquiree's financial statements).

		The guidance should be applied on a prospective basis.	The adoption of this guidance did not have a material impact on Key’s financial condition or results of operations.
ASU 2022-01, Derivatives and Hedging (Topic 815)	January 1, 2023 Early adoption is permitted.	This guidance allows entities to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets. It also allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If a breach is anticipated, an entity is required to partially or fully dedesignate a hedged layer or layers until a breach is no longer anticipated. There are additional requirements and enhanced disclosures related to basis adjustments.

		The guidance should be applied on a prospective, retrospective or modified retrospective basis depending on the amendment.	The adoption of this guidance did not have a material impact on Key’s financial condition or results of operations.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326)	January 1, 2023 Early adoption is permitted.	The amendments eliminate current Troubled Debt Restructuring (TDR) guidance and instead require entities to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or is a continuation of an existing loan.

Entities must disclose current-period gross write-offs on an amortized cost basis by credit quality indicator and class of financing receivable by year of origination.

		The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.	The adoption of this guidance did not have a material impact on Key's financial condition or results of operations.

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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
Dollars in millions, except per share amounts	2022	2021	2020
EARNINGS
Income (loss) from continuing operations	$1,911	$2,612	$1,329
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
Income (loss) from continuing operations attributable to Key	1,911	2,612	1,329
Less: Dividends on preferred stock	118	106	106
Income (loss) from continuing operations attributable to Key common shareholders	1,793	2,506	1,223
Income (loss) from discontinued operations, net of taxes	6	13	14
Net income (loss) attributable to Key common shareholders	$1,799	$2,519	$1,237
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	924,363	947,065	967,783
Effect of common share options and other stock awards	8,696	10,349	7,024
Weighted-average common shares and potential Common Shares outstanding (000) (a)	933,059	957,414	974,807
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.94	$2.64	$1.26
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.94	2.65	1.28
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.92	2.62	1.26
Income (loss) from discontinued operations, net of taxes — assuming dilution	.01	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	1.93	2.63	1.27
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
During 2022, KeyBank paid $475 million in dividends to KeyCorp. At January 1, 2023, KeyBank had regulatory capacity to pay $2.3 billion in dividends to KeyCorp without prior regulatory approval. At December 31, 2022, KeyCorp held $3.2 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.
4. Loan Portfolio
Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

December 31,
Dollars in millions	2022	2021
Commercial and industrial (b)	$59,647	$50,525
Commercial real estate:
Commercial mortgage	16,352	14,244
Construction	2,530	1,996
Total commercial real estate loans	18,882	16,240
Commercial lease financing (c)	3,936	4,071
Total commercial loans	82,465	70,836
Residential — prime loans:
Real estate — residential mortgage	21,401	15,756
Home equity loans	7,951	8,467
Total residential — prime loans	29,352	24,223
Consumer direct loans	6,508	5,753
Credit cards	1,026	972
Consumer indirect loans	43	70
Total consumer loans	36,929	31,018
Total loans (d)	$119,394	$101,854

(a)Accrued interest of $417 million and $198 million at December 31, 2022, and December 31, 2021, respectively, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.

(b)Loan balances include $172 million and $139 million of commercial credit card balances at December 31, 2022, and December 31, 2021, respectively.
(c)Commercial lease financing includes receivables of $8 million and $16 million held as collateral for secured borrowings at December 31, 2022, and December 31, 2021, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(d)Total loans exclude loans of $434 million at December 31, 2022, and $567 million at December 31, 2021, related to the discontinued operations of the education lending business.
5. Asset Quality
ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at December 31, 2022, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Twelve Months Ended December 31, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	December 31, 2022
Commercial and Industrial	$445	$259		$(153)	$50	$601
Commercial real estate:
Real estate — commercial mortgage	182	39		(23)	5	203
Real estate — construction	29	(2)		—	1	28
Total commercial real estate loans	211	37		(23)	6	231
Commercial lease financing	32	(2)		(2)	4	32
Total commercial loans	688	294		(178)	60	864
Real estate — residential mortgage	95	94		2	5	196
Home equity loans	110	(14)		(1)	3	98
Consumer direct loans	105	32		(34)	8	111
Credit cards	61	29		(30)	6	66
Consumer indirect loans	2	2		(4)	2	2
Total consumer loans	373	143		(67)	24	473
Total ALLL — continuing operations	1,061	437	(a)	(245)	84	1,337
Discontinued operations	28	(3)		(6)	2	21
Total ALLL — including discontinued operations	$1,089	$434		$(251)	$86	$1,358

(a)Excludes a provision related to reserves on lending-related commitments of $65 million.

Twelve Months Ended December 31, 2021:

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	December 31, 2021
Commercial and Industrial	$678	$(142)		$(174)	$83	$445
Commercial real estate:
Real estate — commercial mortgage	327	(114)		(40)	9	182
Real estate — construction	47	(18)		—	—	29
Total commercial real estate loans	374	(132)		(40)	9	211
Commercial lease financing	47	(16)		(6)	7	32
Total commercial loans	1,099	(290)		(220)	99	688
Real estate — residential mortgage	102	(12)		2	3	95
Home equity loans	171	(57)		(9)	5	110
Consumer direct loans	128	(2)		(29)	8	105
Credit cards	87	(7)		(27)	8	61
Consumer indirect loans	39	(13)		(39)	15	2
Total consumer loans	527	(91)		(102)	39	373
Total ALLL — continuing operations	1,626	(381)	(a)	(322)	138	1,061
Discontinued operations	36	(6)		(4)	2	28
Total ALLL — including discontinued operations	$1,662	$(387)		$(326)	$140	$1,089

(a)Excludes a credit related to reserves on lending-related commitments of $37 million.

Twelve Months Ended December 31, 2020

Dollars in millions	December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	December 31, 2020
Commercial and industrial	$551	$(141)	$410	$585		$(351)	$34	$678
Commercial real estate:
Real estate — commercial mortgage	143	16	159	184		(19)	3	327
Real estate — construction	22	(7)	15	32		—	—	47
Total commercial real estate loans	165	9	174	216		(19)	3	374
Commercial lease financing	35	8	43	38		(35)	1	47
Total commercial loans	751	(124)	627	839		(405)	38	1,099
Real estate — residential mortgage	7	77	84	19		(2)	1	102
Home equity loans	31	147	178	(3)		(11)	7	171
Consumer direct loans	34	63	97	61		(37)	7	128
Credit cards	47	35	82	36		(39)	8	87
Consumer indirect loans	30	6	36	13		(28)	18	39
Total consumer loans	149	328	477	126		(117)	41	527
Total ALLL — continuing operations	900	204	1,104	965	(a)	(522)	79	1,626
Discontinued operations	10	31	41	(5)		(5)	5	36
Total ALLL — including discontinued operations	$910	$235	$1,145	$960		$(527)	$84	$1,662

(a)Excludes a provision related to reserves on lending-related commitments of $56 million.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), fixed investment, business bankruptcies, GDP, industrial production, and unemployment rate, Producer Price Index
	Commercial real estate	Property & real estate price indices, unemployment rate, business bankruptcies, GDP, SOFR
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	Unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of December 31, 2022, the outlook is for slow, but positive economic growth over the forecasting horizon. Unemployment is increasing modestly, as job growth moderates, but remains at relatively low levels from an historical perspective. Inflation in the United States is starting to ease as the restrictive monetary policy and higher interest rates are making an impact. Asset prices, including residential and commercial real estate values, are expected to come under pressure. We utilized the Moody’s November 2022 Consensus forecast as our baseline forecast to estimate our expected credit losses as of December 31, 2022. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at year end.

The baseline scenario reflects slow economic growth over the next two years in markets in which we operate. U.S. GDP is expected to contract by 0.1% annualized rate in the fourth quarter of 2022, but grow at an annual rate of approximately 0.4% and 1.4% for 2023 and 2024, respectively. The national unemployment rate forecast is 3.7% in the fourth quarter of 2022, and is expected to increase gradually to 4.5% in the fourth quarter of 2023 and throughout 2024 due to labor supply constraints. The U.S. Consumer Price Index (CPI) annualized rate is expected to decrease to 3.9% in 2023 and further decline to 2.5% in 2024. The national home price index is expected to decline approximately 5% over 2023 and then grow 3% over 2024.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

Commercial Loan Portfolio

The commercial ALLL increased by $176 million, or 25.6%, from December 31, 2021, through December 31, 2022. The increase is driven by the change in the economic outlook and loan growth. Asset quality remained strong as of December 31, 2022.

The declining economic outlook primarily contributed to the reserve increase year-over-year. The economic environment was impacted by interest rate increases, lower commercial real estate values, and expectations of lower GDP growth in the second half of the year. As a result, such factors led to a higher commercial reserve at December 31, 2022, than the prior year. In addition, Key’s strong loan growth in 2022 was a contributing factor to the reserve change.

Consumer Loan Portfolio

The consumer ALLL increased $100 million, or 26.8%, from December 31, 2021, through December 31, 2022. The overall increase in the allowance is primarily driven by loan growth and economic forecast changes, partly offset by reductions in qualitative reserves as pandemic-related pressures ease.

Reserve levels reflect the overall declining economic outlook year-over-year. The most meaningful change to the economic forecast is the deterioration in the home price index outlook and elevated interest rates, which contribute to reserve increases for both the residential mortgage and home equity segments. In addition, deterioration in the unemployment rate outlook impacts all consumer portfolios. As it relates to the changes in the ALLL due to portfolio factors, increases are largely driven by targeted growth in the residential mortgage portfolio.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,580	$8,636	$3,540	$2,839	$1,787	$3,307	$25,565	$138	$57,392
Criticized (Accruing)	40	357	131	160	227	205	936	25	2,081
Criticized (Nonaccruing)	34	2	5	4	22	20	87	—	174
Total commercial and industrial	11,654	8,995	3,676	3,003	2,036	3,532	26,588	163	59,647
Real estate — commercial mortgage
Risk Rating:
Pass	4,786	3,817	992	1,853	788	2,578	1,068	67	15,949
Criticized (Accruing)	6	13	20	48	73	175	47	—	382
Criticized (Nonaccruing)	—	—	1	1	1	15	3	—	21
Total real estate — commercial mortgage	4,792	3,830	1,013	1,902	862	2,768	1,118	67	16,352
Real estate — construction
Risk Rating:
Pass	698	895	445	262	107	48	1	—	2,456
Criticized (Accruing)	5	1	5	32	25	4	—	2	74
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	703	896	450	294	132	52	1	2	2,530
Commercial lease financing
Risk Rating:
Pass	1,039	743	509	467	174	947	—	—	3,879
Criticized (Accruing)	15	1	9	12	9	10	—	—	56
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	1,054	744	518	479	183	958	—	—	3,936
Total commercial loans	$18,203	$14,465	$5,657	$5,678	$3,213	$7,310	$27,707	$232	$82,465

(a)Accrued interest of $314 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$5,205	$8,702	$2,584	$636	$64	$978	$—	$—	$18,169
660 to 749	1,286	919	282	106	28	260	—	—	2,881
Less than 660	41	42	17	14	15	130	—	—	259
No Score	62	1	1	1	1	25	1	—	92
Total real estate — residential mortgage	6,594	9,664	2,884	757	108	1,393	1	—	21,401
Home equity loans
FICO Score:
750 and above	146	1,044	736	207	74	617	2,238	398	5,460
660 to 749	83	291	194	79	32	187	974	126	1,966
Less than 660	11	31	25	17	10	81	300	37	512
No Score	7	—	—	—	—	2	4	—	13
Total home equity loans	247	1,366	955	303	116	887	3,516	561	7,951
Consumer direct loans
FICO Score:
750 and above	1,291	1,632	811	351	45	97	102	—	4,329
660 to 749	526	434	229	120	26	41	206	—	1,582
Less than 660	58	63	32	23	7	9	57	—	249
No Score	59	32	22	11	9	22	193	—	348
Total consumer direct loans	1,934	2,161	1,094	505	87	169	558	—	6,508
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	524	—	524
660 to 749	—	—	—	—	—	—	402	—	402
Less than 660	—	—	—	—	—	—	99	—	99
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,026	—	1,026
Consumer indirect loans
FICO Score:
750 and above	—	2	—	—	—	19	—	—	21
660 to 749	—	—	—	—	—	15	—	—	15
Less than 660	—	—	—	—	—	7	—	—	7
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	2	—	—	—	41	—	—	43
Total consumer loans	$8,775	$13,193	$4,933	$1,565	$311	$2,490	$5,101	$561	$36,929

(a)Accrued interest of $103 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans”.

The following aging analysis of past due and current loans as of December 31, 2022, and December 31, 2021, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

December 31, 2022	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$59,366	$43	$33	$31	$174	$281	$59,647
Commercial real estate:
Commercial mortgage	16,305	16	2	8	21	47	16,352
Construction	2,530	—	—	—	—	—	2,530
Total commercial real estate loans	18,835	16	2	8	21	47	18,882
Commercial lease financing	3,928	3	1	3	1	8	3,936
Total commercial loans	$82,129	$62	$36	$42	$196	$336	$82,465
Real estate — residential mortgage	$21,307	$13	$3	$1	$77	$94	$21,401
Home equity loans	7,804	27	8	5	107	147	7,951
Consumer direct loans	6,478	15	7	5	3	30	6,508
Credit cards	1,007	5	4	7	3	19	1,026
Consumer indirect loans	42	—	—	—	1	1	43
Total consumer loans	$36,638	$60	$22	$18	$191	$291	$36,929
Total loans	$118,767	$122	$58	$60	$387	$627	$119,394

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $417 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At December 31, 2022, the carrying amount of our commercial nonperforming loans outstanding represented 55% of their original contractual amount owed, total nonperforming loans outstanding represented 69% of their original contractual amount owed, and nonperforming assets in total were carried at 77% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $17 million, $17 million, and $27 million for each of the twelve months ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $277 million at December 31, 2022.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during 2022.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $10 million and $15 million at December 31, 2022, and December 31, 2021, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At December 31, 2022, and December 31, 2021, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $156 million and $104 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

December 31,
Dollars in millions	2022	2021
Commercial loans:
Extension of Maturity Date	$36	$—
Payment or Covenant Modification/Deferment	—	7
Total	$36	$7
Consumer loans:
Interest rate reduction	$13	$7
Other	20	19
Total	$33	$26
Total TDRs	$69	$33

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

December 31,
Dollars in millions	2022	2021
Balance at beginning of the period	$220	$363
Additions	79	103
Payments	(45)	(217)
Charge-offs	(18)	(29)
Balance at end of period	$236	$220

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	December 31, 2022			December 31, 2021
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	27	$60	$45	36	$30	$14
Commercial real estate:
Real estate — commercial mortgage	4	50	13	3	50	25
Total commercial real estate loans	4	50	13	3	50	25
Total commercial loans	31	110	58	39	80	39
Real estate — residential mortgage	238	30	27	220	26	24
Home equity loans	468	32	28	531	36	31
Consumer direct loans	156	2	2	207	3	2
Credit cards	331	2	2	360	2	2
Consumer indirect loans	16	2	1	23	1	1
Total consumer loans	1,209	68	60	1,341	68	60
Total nonperforming TDRs	1,240	178	118	1,380	148	99
Prior-year accruing: (a)
Commercial and industrial	19	—	—	11	—	—
Commercial real estate:
Real estate — commercial mortgage	—	—	—	1	—	—
Total commercial loans	19	—	—	12	—	—
Real estate — residential mortgage	425	41	35	455	39	33
Home equity loans	1,547	96	73	1,628	97	75
Consumer direct loans	272	4	3	236	5	3
Credit cards	607	4	2	579	4	2
Consumer indirect loans	95	11	5	139	15	8
Total consumer loans	2,946	156	118	3,037	160	121
Total prior-year accruing TDRs	2,965	156	118	3,049	160	121
Total TDRs	4,205	$334	$236	4,429	$308	$220

(a)All TDRs that were restructured prior to January 1, 2022, and January 1, 2021, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During 2022, there were twelve commercial loan TDRs and 191 consumer loan TDRs with a combined recorded investment of $12 million that experienced payment defaults after modifications resulting in TDR status during 2021. During 2021, there were seven commercial loan TDRs and 131 consumer loan TDRs with a combined recorded investment of $5 million that experienced payment defaults after modifications resulting in TDR status during 2020.
Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Twelve Months Ended December 31,
Dollars in millions	2022	2021
Balance at beginning of period	$160	$197
Provision (credit) for losses on off balance sheet exposures	65	(37)
Balance at end of period	$225	$160

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Fair Value Measurements" of this report. The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2022, and December 31, 2021.

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$698	$—	$698	$—	$530	$—	$530
States and political subdivisions	—	33	—	33	—	96	—	96
Other mortgage-backed securities	—	84	—	84	—	44	—	44
Other securities	—	—	—	—	—	13	—	13
Total trading account securities	—	815	—	815	—	683	—	683
Commercial loans	—	14	—	14	—	18	—	18
Total trading account assets	—	829	—	829	—	701	—	701
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,415	—	9,415	—	9,472	—	9,472
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	16,433	—	16,433	—	21,119	—	21,119
Agency residential mortgage-backed securities	—	3,920	—	3,920	—	5,122	—	5,122
Agency commercial mortgage-backed securities	—	9,349	—	9,349	—	9,651	—	9,651
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$39,117	$—	$39,117	$—	$45,364	$—	$45,364
Other investments:
Principal investments:
Direct	$—	$—	$1	$1	$—	$—	$1	$1
Indirect (measured at NAV) (a)	—	—	—	34	—	—	—	45
Total principal investments	—	—	1	35	—	—	1	46
Equity investments:
Direct	4	—	2	6	24	—	9	33
Direct (measured at NAV) (a)	—	—	—	32	—	—	—	21
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	5
Total equity investments	4	—	2	42	24	—	9	59
Total other investments	4	—	3	77	24	—	10	105
Loans, net of unearned income (residential)	—	—	9	9	—	—	11	11
Loans held for sale (residential)	—	24	—	24	—	281	—	281
Derivative assets:
Interest rate	—	301	2	303	—	774	33	807
Foreign exchange	112	24	—	136	71	10	—	81
Commodity	—	1,328	—	1,328	—	1,330	—	1,330
Credit	—	—	1	1	—	—	1	1
Other	—	13	—	13	—	22	5	27
Derivative assets	112	1,666	3	1,781	71	2,136	39	2,246
Netting adjustments (b)	—	—	—	(757)	—	—	—	(284)
Total derivative assets	112	1,666	3	1,024	71	2,136	39	1,962
Total assets on a recurring basis at fair value	$116	$41,636	$15	$41,080	$95	$48,482	$60	$48,424
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$126	$509	$—	$635	$75	$513	$—	$588
Derivative liabilities:
Interest rate	—	1,307	—	1,307	—	253	—	253
Foreign exchange	107	24	—	131	66	10	—	76
Commodity	—	1,304	—	1,304	—	1,335	—	1,335
Credit	—	—	3	3	—	5	7	12
Other	—	5	—	5	—	11	—	11
Derivative liabilities	107	2,640	3	2,750	66	1,614	7	1,687
Netting adjustments (b)	—	—	—	(1,262)	—	—	—	(1,526)
Total derivative liabilities	107	2,640	3	1,488	66	1,614	7	161
Total liabilities on a recurring basis at fair value	$233	$3,149	$3	$2,123	$141	$2,127	$7	$749

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

We are in the process of winding down our direct principal investment portfolio. As of December 31, 2022, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2023. As of December 31, 2022, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2022, as well as financial support provided for the years ended December 31, 2022, and December 31, 2021.

			Financial support provided
			Year ended December 31,
	December 31, 2022		2022		2021
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—
Indirect investments (a)	34	9	—	—	4	—
Total	$35	$9	$—	$—	$4	$—

(a)Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2022, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

• Investor supplied prices for similar loans and securities

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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2022, and December 31, 2021.

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2022
Securities available for sale
Other securities	$—	$—	$—		$—	$—	$—	$—	$—		$—		$—	$—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	9	—	(3)	(c)	—	(4)	—	—	—		—		2	(3)
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans held for investment (residential)	11	—	(3)		—	(1)	—	2	—		—		9	—
Derivative instruments (b)
Interest rate	33	—	(72)	(d)	2	(2)	—	—	33	(e)	8	(e)	2	—
Credit	(6)	—	4	(d)	—	—	—	—	—		—		(2)	—
Other (a)	5	—	—		—	—	—	(5)	—		—		—	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2021
Securities available for sale
Other securities	$13	$9	$—		$—	$—	$—	$—	$—		$(22)		$—	$—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	13		(1)	(c)				—	—		(3)		9	(1)
Loans held for sale (residential)	—	—	—		—	(1)	—	1	—		—		—	—
Loans held for investment (residential)	11	—	—		—	(3)	—	1	—		—		11	—
Derivative instruments (b)
Interest rate	56		(24)	(d)	3	(12)		—	28	(e)	(17)	(e)	33
Credit	(10)	—	3	(d)	1	—	$—	—	—				(6)	—
Other (a)	32	—	(3)		—	—	—	(24)	—		—		5	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2022, and December 31, 2021.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2022, and December 31, 2021:

	December 31, 2022				December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$17	$17	$—	$—	$28	$28
Accrued income and other assets	—	—	14	14	—	—	80	80
Total assets on a nonrecurring basis at fair value	$—	$—	$31	$31	$—	$—	$108	$108

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

At December 31, 2022, and December 31, 2021, the carrying amount of equity investments recorded under this method was $249 million and $173 million, respectively. No impairment was recorded for the year ended December 31, 2022.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 9 (“Mortgage Servicing Assets”).	Level 3
(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2022, and December 31, 2021, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
Dollars in millions	December 31, 2022	December 31, 2021			December 31, 2022	December 31, 2021
Recurring
Loans, net of unearned income (residential)	$9	$11	Market comparable pricing	Comparability factor	61.00%-86.58% (72.21%)	64.50 - 97.30% (94.24%)
Derivative instruments:
Interest rate	2	33	Discounted cash flows	Probability of default	.02 - 100% (8.00%)	.02 - 100% (8.88%)
				Loss given default	0 - 1 (.49)	0 - 1 (.50)
Insignificant level 3 assets, net of liabilities(d)	1	9
Nonrecurring
Collateral dependent loans	17	28	Fair value of underlying collateral	Discount Rate	0 - 85.00% (34.00%)	0 - 10.00% (8.00%)
Accrued income and other assets:(e)
OREO and other assets	14	13	Appraised value	Appraised value	N/M	N/M
(a)Principal investments, direct is excluded from this table as the balance at December 31, 2022, is insignificant (less than $1 million).
(b)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(c)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(d)Represents the aggregate amount of level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain equity investments and certain financial derivative assets and liabilities.
(e)No mortgage services assets required fair value adjustments as of December 31, 2022. Excludes $67 million pertaining to mortgage servicing assets measured at fair value as of December 31, 2021. Refer to Note 9 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2022, and December 31, 2021, are shown in the following table. Assets and liabilities are further arranged by measurement category.

	December 31, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$829	$—	$829	$—	$—	$—		$829
Other investments (b)	1,308	4	—	1,234	70	—		1,308
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	24	—	24	—	—	—		24
Derivative assets - trading (b)	927	112	1,552	3	—	(740)	(f)	927
Fair value - OCI
Securities available for sale (b)	39,117	—	39,117	—	—	—		39,117
Derivative assets - hedging (b) (g)	97	—	114	—	—	(17)	(f)	97
Amortized cost
Held-to-maturity securities (c)	8,710	—	8,113	—	—	—		8,113
Loans, net of unearned income (d)	118,048	—	—	112,590	—	—		112,590
Loans held for sale (b)	939	—	—	939	—	—		939
Other
Cash and short-term investments (a)	3,319	3,319	—	—	—	—		3,319
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,485	$107	$2,637	$3	$—	$(1,262)	(f)	$1,485
Fair value - OCI
Derivative liabilities - hedging (b) (g)	3	—	3	—	—	—	(f)	3
Amortized cost
Time deposits (e)	7,373	—	7,392	—	—	—		7,392
Short-term borrowings (a)	9,463	126	9,337	—	—	—		9,463
Long-term debt (e)	19,307	12,196	6,685	—	—	—		18,881
Other
Deposits with no stated maturity (a)	135,222	—	135,222	—	—	—		135,222

	December 31, 2021
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$701	$—	$701	$—	$—	$—		$701
Other investments (b)	639	24	—	543	72	—		639
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	281	—	281	—	—	—		281
Derivative assets - trading (b)	1,887	71	2,096	40	—	(320)	(f)	1,887
Fair value - OCI
Securities available for sale (b)	45,364	—	45,364	—	—	—		45,364
Derivative assets - hedging (b) (g)	75	—	39	—	—	36	(f)	75
Amortized cost
Held-to-maturity securities (c)	7,539	—	7,665	—	—	—		7,665
Loans, net of unearned income (d)	100,782	—	—	100,428	—	—		100,428
Loans held for sale (b)	2,448	—	—	2,448	—	—		2,448
Other
Cash and short-term investments (a)	11,923	11,923	—	—	—	—		11,923
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$157	$66	$1,610	$7	$—	$(1,526)	(f)	$157
Fair value - OCI
Derivative liabilities - hedging (b) (g)	4	—	4	—	—	—	(f)	4
Amortized cost
Time deposits (e)	3,858	—	3,866	—	—	—		3,866
Short-term borrowings (a)	761	75	686	—	—	—		761
Long-term debt (e)	12,042	11,813	$705	—	—	—		12,518
Other
Deposits with no stated maturity (a)	148,714	—	148,714	—	—	—		148,714

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2022 and 2021, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $434 million ($357 million at fair value) at December 31, 2022, and $567 million ($486 million at fair value) at December 31, 2021; and
•Loans at fair value of $1 million at December 31, 2022, and $2 million at December 31, 2021.

These loans are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

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

	2022				2021
December 31, Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$10,044	$—	$629	$9,415	$9,573	$—	$101	$9,472
Agency residential collateralized mortgage obligations	20,180	—	3,747	16,433	21,430	99	410	21,119
Agency residential mortgage-backed securities	4,616	—	696	3,920	5,137	37	52	5,122
Agency commercial mortgage-backed securities	10,712	2	1,365	9,349	9,753	188	290	9,651
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$45,552	$2	$6,437	$39,117	$45,893	$324	$853	$45,364
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,586	$5	$283	$4,308	$2,196	$33	$—	$2,229
Agency residential mortgage-backed securities	181	—	16	165	164	6	—	170
Agency commercial mortgage-backed securities	2,522	1	208	2,315	2,678	118	—	2,796
Asset-backed securities(b)	1,407	—	96	1,311	2,485	—	31	2,454
Other securities	14	—	—	14	16	—	—	16
Total held-to-maturity securities	$8,710	$6	$603	$8,113	$7,539	$157	$31	$7,665

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At December 31, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $67 million and $88 million, respectively. At December 31, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $59 million and $15 million, respectively.
(b)Includes $1.4 billion of securities as of December 31, 2022, and $2.5 billion of securities as of December 31, 2021, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2022, and December 31, 2021:

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2022
Securities available for sale:
U.S. Treasury, agencies, and corporations	$494	$48		$8,920	$581		$9,414	$629
Agency residential collateralized mortgage obligations	3,114	377		13,317	3,370		16,431	3,747
Agency residential mortgage-backed securities	579	31		3,338	665		3,917	696
Agency commercial mortgage-backed securities	4,511	282		4,791	1,083		9,302	1,365
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,659	178		726	105		3,385	283
Agency residential mortgage-backed securities	165	16		—	—		165	16
Agency commercial mortgage-backed securities	2,243	208		—	—		2,243	208
Asset-backed securities	1	—		1,309	96		1,310	96
Other securities	10	—	(a)	4	—		14	—
Total securities in an unrealized loss position	$13,776	$1,140		$32,405	$5,900		$46,181	$7,040
December 31, 2021
Securities available for sale:
U.S. Treasury, agencies, and corporations	$9,078	$98		$243	$3		$9,321	$101
Agency residential collateralized mortgage obligations	12,603	315		1,255	95		13,858	410
Agency residential mortgage-backed securities	3,793	49		178	3		3,971	52
Agency commercial mortgage-backed securities	1,645	75		3,834	215		5,479	290
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	96	—	(b)	—	—		96	—
Asset-backed securities	2,450	31		1	—	(b)	2,451	31
Other securities	15	—	(b)	—	—		15	—
Total securities in an unrealized loss position	$29,680	$568		$5,511	$316		$35,191	$884

(a)At December 31, 2022, gross unrealized losses totaled less than $1 million for other securities held to maturity with a loss duration of less than 12 months.
(b)At December 31, 2021, gross unrealized losses totaled less than $1 million for other securities held to maturity and agency residential collateralized mortgage obligations held-to-maturity with a loss duration of less than 12 months. At December 31, 2021, gross unrealized losses totaled less than $1 million for asset backed securities held to maturity with a loss duration greater than 12 months or longer.
Based on our evaluation at December 31, 2022, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At December 31, 2022, securities available-for-sale and held-to-maturity securities totaling $12.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Dollars in millions
Due in one year or less	$1,259	$1,215	$20	$21
Due after one through five years	16,044	14,780	4,834	4,517
Due after five through ten years	21,682	17,970	3,004	2,775
Due after ten years	6,567	5,152	852	800
Total	$45,552	$39,117	$8,710	$8,113

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
At December 31, 2022, after taking into account the effects of bilateral collateral and master netting agreements, we had $97 million of derivative assets and $3 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $927 million and derivative liabilities of $1.5 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2022, was not significant.
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2022, and December 31, 2021. The change in the notional amounts of these derivatives by type from December 31, 2021, to December 31, 2022, indicates the volume of our derivative transaction activity during 2022. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2022			December 31, 2021
		Fair Value (a)			Fair Value (a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$41,200	$114	$3	$38,654	$39	$4
Derivatives not designated as hedging instruments:
Interest rate	80,772	189	1,304	72,088	768	249
Foreign exchange	9,507	136	131	9,073	81	76
Commodity	16,176	1,328	1,304	14,151	1,330	1,335
Credit	95	1	3	465	1	12
Other (b)	940	13	5	3,330	27	11
Total derivatives not designated as hedging instruments:	107,490	1,667	2,747	99,107	2,207	1,683
Total	148,690	1,781	2,750	137,761	2,246	1,687
Netting adjustments (c)	—	(757)	(1,262)	—	(284)	(1,526)
Net derivatives in the balance sheet	148,690	1,024	1,488	137,761	1,962	161
Other collateral (d)	—	—	(5)	—	(1)	—
Net derivative amounts	$148,690	$1,024	$1,483	$137,761	$1,961	$161

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
(b)Other derivatives include interest rate lock commitments related to our residential mortgage banking activities, forward sales commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when-issued securities, and other customized derivative contracts.
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
Fair value hedges. During the year ended December 31, 2022, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2022 and December 31, 2021, related to cumulative basis adjustments for fair value hedges.

	December 31, 2022
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$10,411	$(552)
Interest rate contracts	Securities available for sale(c)	405	48

	December 31, 2021
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$7,553	$138
Interest rate contracts	Securities available for sale(c)	6,280	134

(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedges that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $6 million and $7 million at December 31, 2022 and December 31, 2021, respectively.
(c)These amounts are designated as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2022 and December 31, 2021 the amortized cost of the closed portfolios used in these hedging relationships was $708 million and $7.7 billion, respectively.

Cash flow hedges. During the year ended December 31, 2022, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2022, we expect to reclassify an estimated $665 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of pre-tax net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates hedge de-designations and the addition of other hedges subsequent to December 31, 2022. As of December 31, 2022, the maximum length of time over which we hedge forecasted transactions is 5.01 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Twelve Months Ended December 31, 2022
Total amounts presented in the consolidated statement of income	$(475)	$4,241	$752	$638

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	690	—	(339)	—
Recognized on derivatives designated as hedging instruments	(697)	—	350	—
Net income (expense) recognized on fair value hedges	$(7)	$—	$11	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(3)	$(146)	$—	$9
Net income (expense) recognized on cash flow hedges	$(3)	$(146)	$—	$9

Twelve Months Ended December 31, 2021
Total amounts presented in the consolidated statement of income	$(221)	$3,532	$546	$937

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	276	—	(113)	—
Recognized on derivatives designated as hedging instruments	(150)	—	113	—
Net income (expense) recognized on fair value hedges	$126	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(4)	$329	$—	$4
Net income (expense) recognized on cash flow hedges	$(4)	$329	$—	$—

Twelve Months Ended December 31, 2020
Total amounts presented in the consolidated statement of income	$(286)	$3,866	$484	$661

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(177)	—	—	—
Recognized on derivatives designated as hedging instruments	305	—	—	—
Net income (expense) recognized on fair value hedges	$128	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(4)	$319	$—	$—
Net income (expense) recognized on cash flow hedges	$(4)	$319	$—	$—

Net investment hedges. We previously entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. We had no activity in net investment hedges for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Recognized in Other Income
Twelve Months Ended December 31, 2022
Cash Flow Hedges
Interest rate	$(1,660)	Interest income — Loans	$(146)	$—
Interest rate	7	Interest expense — Long-term debt	(3)	—
Interest rate	11	Investment banking and debt placement fees	9	—
Total	$(1,642)		$(140)	$—
Twelve Months Ended December 31, 2021
Cash Flow Hedges
Interest rate	$(307)	Interest income — Loans	$329	$—
Interest rate	2	Interest expense — Long-term debt	(4)	—
Interest rate	10	Investment banking and debt placement fees	4	—
Total	$(295)		$329	$—
Twelve Months Ended December 31, 2020
Cash Flow Hedges
Interest rate	$628	Interest income — Loans	$319	$—
Interest rate	(5)	Interest expense — Long-term debt	(4)	—
Interest rate	(9)	Investment banking and debt placement fees	—	—
Total	$614		$315	$—

Nonhedging instruments.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, and where they are recorded on the income statement.

	2022				2021				2020
Year ended December 31, Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$57	$—	$6	$63	$30	$—	$2	$32	$32	$—	$(10)	$22
Foreign exchange	52	—	—	52	47	—	—	47	41	—	—	41
Commodity	23	—	—	23	14	—	—	14	19	—	—	19
Credit	(1)	—	(39)	(40)	4	—	(36)	(32)	(4)	—	(29)	(33)
Other	—	4	(2)	2	—	13	(7)	6	—	19	19	38
Total net gains (losses)	$131	$4	$(35)	$100	$95	$13	$(41)	$67	$88	$19	$(20)	$87

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $10 million at December 31, 2022, and $100 million at December 31, 2021. The cash collateral netted against derivative liabilities totaled $626 million at December 31, 2022, and $1.1 billion at December 31, 2021.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, Dollars in millions	2022	2021
Interest rate	$136	$696
Foreign exchange	67	31
Commodity	820	1,108
Credit	—	—
Other	11	27
Derivative assets before collateral	1,034	1,862
Plus (Less): Related collateral	(10)	100
Total derivative assets	$1,024	$1,962

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2022, we had gross exposure of $355 million to broker-dealers and banks. We had net exposure of $213 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $212 million after considering $1 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $3 million at December 31, 2022. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At December 31, 2022, we had gross exposure of $968 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $812 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $2 million as of December 31, 2022, and $11 million as of December 31, 2021.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2022, and December 31, 2021. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2022			2021
December 31, Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$1	15.17	5.10%	$149	13.86	3.15%
Total credit derivatives sold	$1	—	—	$149	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2022, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $612 million, which includes $243 million in derivative assets, $1.3 billion in derivative liabilities and associated collateral posted. We had $534 million in cash and securities collateral posted to cover those positions as of December 31, 2022. There were no derivative contracts with credit risk contingent features held by KeyCorp at December 31, 2022.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2022, and December 31, 2021. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2022, and December 31, 2021, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required at December 31, 2022, or December 31, 2021. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 7 of this report.

December 31, Dollars in millions	2022		2021
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$3	$3
Two rating downgrades	1	1	3	3
Three rating downgrades	1	1	3	3

KeyBank’s long-term senior unsecured credit rating was three ratings above noninvestment grade at Moody’s and S&P as of December 31, 2022, and December 31, 2021. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2022, and December 31, 2021, payments of up to $2 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2022, and December 31, 2021, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, Dollars in millions	2022	2021
Balance at beginning of period	$634	$578
Servicing retained from loan sales	106	128
Purchases	38	29
Amortization	(125)	(120)
Temporary recoveries (impairments)	—	19
Balance at end of period	$653	$634
Fair value at end of period	$997	$789

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to determine fair value our commercial mortgage servicing assets at December 31, 2022, and December 31, 2021, along with the valuation techniques, are shown in the following table:

dollars in millions		December 31, 2022			December 31, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Expected defaults	0.97%	2.00%	1.07%	1.00%	2.00%	1.13%
	Residual cash flows discount rate	8.54%	10.02%	9.48%	7.92%	10.49%	9.44%
	Escrow earn rate	5.09%	5.21%	5.17%	1.34%	1.74%	1.34%
	Loan assumption rate	—%	1.41%	1.12%	—%	1.69%	1.37%

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

The amortization of commercial mortgage servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $292 million for the year ended December 31, 2022, $264 million for the year ended December 31, 2021, and $214 million for the year ended December 31, 2020. This fee income was partially offset by $125 million of amortization for the year ended December 31, 2022, $120 million for the year ended December 31, 2021, and $117 million for the year ended December 31, 2020. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

Dollars in millions	2022	2021
Balance at beginning of period	$93	$58
Servicing retained from loan sales	23	43
Purchases	—	—
Amortization	(11)	(18)
Temporary recoveries (impairments)	1	10
Balance at end of period	$106	$93
Fair value at end of period	$130	$97

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets at December 31, 2022 and December 31, 2021, along with the valuation techniques, are shown in the following table:

		December 31, 2022			December 31, 2021
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Prepayment speed	6.10%	41.34%	7.20%	9.65%	49.17%	10.97%
	Discount rate	7.50%	8.50%	7.53%	7.50%	11.50%	7.53%
	Servicing cost	$62.00	$4,375	$67.05	$62.00	$8,075	$66.94

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

The amortization of residential mortgage servicing assets for December 31, 2022, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $35 million for the year ended December 31, 2022, $42 million for the year ended December 31, 2021, and $34 million for the year ended December 31, 2020. This fee income was offset by $11 million of amortization for the year ended December 31, 2022, $18 million for the year ended December 31, 2021, and $14 million for the year ended December 31, 2020. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.
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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

Dollars in millions	December 31, 2022	December 31, 2021
Operating lease cost	$128	$133
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	—
Variable lease cost	24	22
Total lease cost (a)	$153	$157

(a)Short-term lease cost was less than $1 million for both the twelve months ended December 31, 2022, and December 31, 2021

Cash flows related to leases are summarized as follows:

Dollars in millions	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$139	$141
Financing cash flows from finance leases	1	2
Right-of-use assets obtained in exchange for lease obligations: (a)
Operating leases	$46	$85

(a)There were no right-of-use assets obtained in exchange for finance lease obligations for either the twelve months ended December 31, 2022 or December 31, 2021.

Additional balance sheet information related to leases is summarized as follows:

Dollars in millions	Balance sheet classification	December 31, 2022	December 31, 2021
Operating lease assets	Accrued income and other assets	$525	$595
Operating lease liabilities	Accrued expense and other liabilities	601	676
Finance leases:
Property and equipment, gross	Premises and equipment	$18	$18
Accumulated depreciation	Premises and equipment	(14)	(13)
Property and equipment, net		4	5
Finance lease liabilities	Long-term debt	6	7

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.1	6.56
Finance leases	4.53	5.33
Weighted-average discount rate:
Operating leases	2.78%	2.78%
Finance leases	4.54%	4.50%

Maturities of lease liabilities are summarized as follows:

Dollars in millions	Operating Leases	Finance Leases	Total
2023	$134	$2	$136
2024	123	2	125
2025	104	1	105
2026	87	—	87
2027	72	—	72
Thereafter	137	2	139
Total lease payments	$657	$7	$664
Less imputed interest	56	1	57
Total	$601	$6	$607

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

Dollars in millions	December 31, 2022	December 31, 2021
Sales-type and direct financing leases
Interest income on lease receivable	$64	$75
Interest income related to accretion of unguaranteed residual asset	15	16
Total sales-type and direct financing lease income	79	91
Operating leases
Operating lease income related to lease payments	105	127
Other operating leasing gains and (losses)	(2)	21
Total operating lease income and other leasing gains	103	148
Total lease income	$182	$239

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

Dollars in millions	December 31, 2022	December 31, 2021
Lease receivables	$3,170	$3,205
Unearned income	(253)	(193)
Unguaranteed residual value	472	450
Deferred fees and costs	5	14
Net investment in sales-type and direct financing leases	$3,394	$3,476

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees at December 31, 2022, and December 31, 2021, was $270 million and $255 million, respectively.

At December 31, 2022, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

Dollars in millions	Sales-type and direct financing lease payments
2023	$902
2024	689
2025	486
2026	388
2027	246
Thereafter	499
Total lease payments	$3,211

At December 31, 2022, minimum future lease payments to be received for operating leases are as follows:

Dollars in millions	Operating lease payments
2023	$80
2024	67
2025	55
2026	39
2027	26
Thereafter	50
Total lease payments	$318

The carrying amount of operating lease assets at December 31, 2022 and December 31, 2021, was $505 million and $740 million, respectively.
11. Premises and Equipment
Premises and Equipment

Premises and equipment at December 31, 2022, and December 31, 2021, consisted of the following:

		December 31,
Dollars in millions	Useful life (in years)	2022	2021
Land	Indefinite	$114	$118
Buildings and improvements	15-40	696	680
Leasehold improvements	1-15	615	616
Furniture and equipment	2-15	824	814
Capitalized building leases	1-14 (a)	18	19
Construction in process	N/A	41	70
Total premises and equipment		2,308	2,317
Less: Accumulated depreciation and amortization		(1,672)	(1,636)
Premises and equipment, net		$636	$681

(a)Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $96 million, $107 million, and $115 million, respectively. This includes amortization of assets under capital leases.

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

Key had capitalized software assets, including internally-developed and purchased software and costs associated with certain cloud computing arrangements of $447 million and $321 million and related accumulated amortization of $163 million and $86 million as of December 31, 2022, and December 31, 2021, respectively. This includes in-process software that has not started amortizing. Amortization expense related to internal-use software for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, was $77 million, $66 million, and $49 million, respectively.
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

For our annual test, we conducted a qualitative test as of October 1, 2022. We evaluated numerous factors including economic trends, market capitalization, financial condition, industry performance and internal projections. We concluded goodwill was not impaired.
Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT DECEMBER 31, 2020	$1,752	$912	$2,664
AQN Strategies acquisition	9	—	9
XUP acquisition measurement period adjustment	—	20	20
BALANCE AT DECEMBER 31, 2021	1,761	932	2,693
XUP acquisition measurement period adjustment	—	1	1
GradFin acquisition	58	—	58
BALANCE AT DECEMBER 31, 2022	$1,819	$933	$2,752

Additional information regarding recent acquisitions is provided in Note 15 (“Acquisitions and Discontinued Operations”).
As of December 31, 2022, we expect goodwill in the amount of $432 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2022, December 31, 2021, and December 31, 2020.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2022		2021
December 31, Dollars in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$355	$303	$355	$275
PCCR intangibles	16	14	16	13
Other intangible assets	84	44	82	35
Total	$455	$361	$453	$323

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
Dollars in millions	2023	2024	2025	2026	2027
Intangible asset amortization expense	$39	$28	$19	$7	$1
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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.9 billion and $1.6 billion of investments in LIHTC operating partnerships at December 31, 2022, and December 31, 2021, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2022, and December 31, 2021, we had liabilities of $957 million and $675 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2022, and December 31, 2021. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2022
LIHTC investments	$8,227	$3,091	$2,370
December 31, 2021
LIHTC investments	$7,839	$3,252	$1,985

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2022, we recognized $190 million of amortization and $187 million of tax credits associated with these investments within “income taxes” on our income statement. In 2021, we recognized $192 million of amortization and $184 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $34 million and $45 million at December 31, 2022, and December 31, 2021, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2022.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2022
Indirect investments	$6,636	$90	$43
December 31, 2021
Indirect investments	$8,437	$178	$57

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no liabilities at December 31, 2022, and December 31, 2021, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at December 31, 2022, and December 31, 2021. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. These liabilities are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. Of the total balance as of December 31, 2022, $1.4 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
December 31, 2022
Other unconsolidated VIEs	$1,798	$1
December 31, 2021
Other unconsolidated VIEs	$2,827	$1
14. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, Dollars in millions	2022	2021	2020
Currently payable:
Federal	$368	$423	$336
State	80	73	83
Total currently payable	$448	$496	$419
Deferred:
Federal	$(14)	$119	$(156)
State	(12)	27	(36)
Total deferred	(26)	146	(192)
Total income tax (benefit) expense (a)	$422	$642	$227

(a)There was income tax (benefit) expense on securities transactions of $2 million in 2022, $(2) million in 2021, and $1 million in 2020. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $33 million in 2022, $33 million in 2021, and $30 million in 2020.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” on our Consolidated Balance Sheets, are as follows:

December 31, Dollars in millions	2022	2021
Allowance for loan and lease losses	$380	$296
Employee benefits	187	203
Net unrealized securities losses	1,959	102
Federal net operating losses and credits	4	6
Non-tax accruals	61	73
Operating lease liabilities(a)	149	165
State net operating losses and credits	1	1
Partnership investments	90	82
Other	164	184
Gross deferred tax assets	2,995	1,112
Less: Valuation Allowance	11	12
Total deferred tax assets	$2,984	$1,100

Leasing transactions	$521	$521
State taxes	86	28
Operating lease right-of-use assets (a)	130	145
Goodwill	139	121
Other	86	96
Total deferred tax liabilities	962	911
Net deferred tax assets (liabilities) (b)	$2,022	$189

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

At December 31, 2022, we had net capital loss carryforwards of $11 million for which we have recorded $11 million of valuation allowances. The capital loss carryforward if not utilized, will expire in 2025. Realization of this tax benefit is dependent upon Key's ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforward. Currently, generation of sufficient gain income is uncertain.

At December 31, 2022, we had federal net operating loss carryforwards of $14 million and federal credit carryforwards of $1 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. The federal credit carryforward consists of general business credits which expire in 2027, under the Internal Revenue Code. We currently expect to fully utilize these losses and credits.

We had state net operating loss carryforwards of $18 million, resulting in a net state deferred tax asset of $1 million.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, Dollars in millions	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% statutory federal tax rate	$490	21.0%	$683	21.0%	$327	21.0%
Amortization of tax-advantaged investments	149	6.4	151	4.6	150	9.7
Tax-exempt interest income	(28)	(1.2)	(26)	(.8)	(28)	(1.8)
Corporate-owned life insurance income	(28)	(1.2)	(27)	(.8)	(29)	(1.9)
State income tax, net of federal tax benefit	53	2.3	79	2.4	37	2.4
Tax credits	(204)	(8.8)	(218)	(6.7)	(218)	(14.0)
Other	(10)	(.4)	—	—	(12)	(.8)
Total income tax expense (benefit)	$422	18.1%	$642	19.7%	$227	14.6%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, Dollars in millions	2022	2021
Balance at beginning of year	$50	$58
Increase for other tax positions of prior years	4	—
Decrease for payments and settlements	—	—
Decrease related to tax positions taken in prior years	(14)	(8)
Balance at end of year	$40	$50

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $40 million at December 31, 2022, and $50 million at December 31, 2021. It is reasonably possible that the balance of unrecognized tax benefits could decrease in the next twelve months due to examinations by various tax authorities or the expiration of statutes of limitations.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $1.5 million, $0.1 million, and $0.2 million in 2022, 2021, and 2020, respectively. We did not recover any state tax penalties in 2022, 2021, or 2020. At December 31, 2022, we had no accrued interest payable, compared to $2 million at December 31, 2021. There was no liability for accrued state tax penalties at December 31, 2022, and December 31, 2021.

There were no unrecognized tax benefits presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, at December 31, 2022 and December 31, 2021, respectively.
We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2016, and 2019 and forward. Currently, we are under IRS audit for tax year 2016. We are not subject to income tax examinations by other tax authorities for years prior to 2014.
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

Discontinued operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2022, and December 31, 2021, approximately $434 million and $567 million, respectively, of education loans are included in discontinued assets on our Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.
16. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2022, and December 31, 2021:

	December 31, 2022				December 31, 2021
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$8	$(8)	$—	$—	$11	$(6)	$(5)	$—
Securities borrowed	—	—	—	—	500	—	(500)	—
Total	$8	$(8)	$—	$—	$511	$(6)	$(505)	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$71	$(8)	$(63)	$—	$173	$(6)	$(167)	$—
Total	$71	$(8)	$(63)	$—	$173	$(6)	$(167)	$—

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

As of December 31, 2022, the carrying amount of assets pledged as collateral against repurchase agreements totaled $110 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on the Consolidated Balance Sheets. At December 31, 2022, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $63 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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
17. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $120 million for 2022, $104 million for 2021, and $101 million for 2020. The total income tax benefit recognized in the income statement for these plans was $29 million for 2022, $25 million for 2021, and $24 million for 2020.
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other awards which may be denominated or payable in or valued by reference to our Common Shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2022, we had 22,313,039 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and

Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
Stock Options
Stock options granted to employees generally become exercisable at the rate of 25% per year. No option granted by KeyCorp will be exercisable less than one year after, or expire later than ten years from, the grant date. The exercise price is 100-110% of the closing price of our Common Shares on the grant date (or the prior business day if the grant date is not a business day).
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2022, 2021, and 2020 are shown in the following table.

Year ended December 31,	2022	2021	2020
Average option life	6.5 years	6.6 years	6.5 years
Future dividend yield	3.01%	3.88%	3.90%
Historical share price volatility	.341	.335	.267
Weighted-average risk-free interest rate	2.0%	0.8%	1.3%
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

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2022:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,587,632	$16.23	5.1	$32
Granted	408,297	28.50
Exercised	(484,521)	12.83
Lapsed or canceled	(15,076)	15.65
Outstanding at December 31, 2022	4,496,332	$17.71	4.8	$8

Expected to vest	1,184,816	22.46	7.7	—
Exercisable at December 31, 2022	3,246,175	$15.84	3.7	$8
(a)The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $5.78 for options granted during 2022, $3.38 for options granted during 2021, and $2.96 for options granted during 2020. Stock option exercises numbered 484,521 in 2022, 2,319,438 in 2021, and 821,916 in 2020. The aggregate intrinsic value of exercised options was $5 million for 2022, $22 million for 2021, and $5 million for 2020. As of December 31, 2022, unrecognized compensation cost related to nonvested options under the plans totaled $1 million. We expect to recognize this cost over a weighted-average period of 2.3 years.
Cash received from options exercised was $6 million, $27 million, and $8 million in 2022, 2021, and 2020, respectively. The actual tax benefit realized for the tax deductions from options exercised was less than $1 million in 2022 and $1 million in 2021.

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
During 2022, 30,055 performance units vested that were payable in stock and 2,224,127 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2022 totaled $1 million and $55 million, respectively. During 2021, no performance units vested that were payable in stock and 1,278,629 performance units vested that were payable in cash. The payable in cash fair value of the performance units totaled $23 million.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2022.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	12,000,384	$19.00	88,386	$18.47	5,080,523	$23.18
Granted	5,087,882	25.91	—	—	2,100,203	17.30
Vested	(4,635,749)	19.13	(30,055)	17.37	(2,224,127)	24.64
Forfeited	(527,732)	22.44	—	—	(48,803)	19.29
Outstanding at December 31, 2022	11,924,785	$21.56	58,331	$19.02	4,907,796	$17.42

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
The weighted-average grant-date fair value of awards granted under the Program was $23.39 during 2022, $20.06 during 2021, and $18.68 during 2020. As of December 31, 2022, unrecognized compensation cost related to nonvested shares under the Program totaled $101 million. We expect to recognize this cost over a weighted-average period of 2.4 years. The total fair value of shares vested was $144 million in 2022, $105 million in 2021, and $89 million in 2020.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2022.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	2,948,957	$18.65
Granted	1,255,209	20.11
Vested	(1,128,325)	18.57
Forfeited	(52,870)	16.96
Outstanding at December 31, 2022	3,022,971	$18.82

The weighted-average grant-date fair value of awards granted was $20.11 during 2022, $21.25 during 2021, and $16.22 during 2020. As of December 31, 2022, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $21 million. We expect to recognize this cost over a weighted-average period of 2.6 years. The total fair value of shares vested was $21 million in 2022, $16 million in 2021, and $18 million in 2020.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 422,844 Common Shares at a weighted-average cost to employees of $17.46 during 2022, 335,951 Common Shares at a weighted-average cost to employees of $19.28 during 2021, and 500,508 Common Shares at a weighted-average cost to employees of $11.76 during 2020.

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
Pre-tax AOCI not yet recognized as net pension cost was $385 million at December 31, 2022, and $381 million at December 31, 2021, consisting entirely of net unrecognized losses.
During 2022, 2021, and 2020, we recognized a settlement loss for lump sum payments made under certain pension plans. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.
The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, Dollars in millions	2022	2021	2020
Interest cost on PBO	$27	$25	$34
Expected return on plan assets	(27)	(28)	(38)
Amortization of losses	15	18	17
Settlement loss	12	9	9
Net pension cost	$27	$24	$22

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$31	$(19)	$(18)
Amortization of gains	(27)	(27)	(26)
Total recognized in comprehensive income	$4	$(46)	$(44)

Total recognized in net pension cost and comprehensive income	$31	$(22)	$(22)

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2022, and December 31, 2021.

The following table summarizes changes in the PBO related to our pension plans. Actuarial gains in 2022 were primarily driven by an increase in discount rate.

Year ended December 31, Dollars in millions	2022	2021
PBO at beginning of year	$1,156	$1,248
Interest cost	27	25
Actuarial losses (gains)	(133)	(31)
Benefit payments	(85)	(86)
PBO at end of year	$965	$1,156

The following table summarizes changes in the FVA.

Year ended December 31, Dollars in millions	2022	2021
FVA at beginning of year	$1,096	$1,153
Actual return on plan assets	(138)	16
Employer contributions	13	13
Benefit payments	(85)	(86)
FVA at end of year	$886	$1,096

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2022, and December 31, 2021.

December 31, Dollars in millions	2022	2021
Funded status (a)	$(78)	$(60)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$58	$106
Current liabilities	(13)	(14)
Noncurrent liabilities	(123)	(152)
Net prepaid pension cost recognized (b)	$(78)	$(60)

(a)The shortage of the FVA under the PBO.
(b)Represents the accrued benefit liability of the pension plans.
At December 31, 2022, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2023. We also do not expect to make any significant discretionary contributions during 2023.
At December 31, 2022, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2023 — $92 million; 2024— $90 million; 2025 — $88 million; 2026 — $85 million; 2027 — $82 million and $368 million in the aggregate from 2028 through 2032.
The ABO for all of our pension plans was $965 million at December 31, 2022, and $1.2 billion at December 31, 2021. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,	2022		2021
Dollars in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$828	$137	$991	$166
ABO	828	137	991	166
Fair value of plan assets	886	—	1,096	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2022	2021
Discount rate	4.85%	2.43%
Compensation increase rate	N/A	N/A
Weighted-average interest crediting rate	3.97%	1.90%
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2022	2021	2020
Discount rate	2.43%	2.05%	2.89%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	2.75%	2.75%	3.75%
We estimate that we will recognize $12 million in net pension cost for 2023.
We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2023 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2023 by approximately $2 million.
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
•Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 4.5% for 2022, 2.75% for 2021 and 3.75% for 2020. We deemed a rate of 4.50% to be appropriate in estimating 2022 pension cost.
The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2022.

Target Allocation
Asset Class	2022
Global equity	16%
Fixed income	84
Total	100%

Investments consist of mutual funds, collective investment funds, insurance investments and other assets that invest in underlying assets in accordance with the target asset allocations shown above.
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
The following tables show the fair values of our pension plan assets by asset class at December 31, 2022, and December 31, 2021.

December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Fixed income — U.S.	$—	$359	$—	$359
Collective investment funds (measured at NAV) (a)	—	—	—	507
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	20
Other assets (measured at NAV) (a)	—	—	—	—
Total net assets at fair value	$—	$359	$—	$886

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
The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
Dollars in millions	2022	2021
Net unrecognized losses (gains)	$(9)	$(9)
Net unrecognized prior service credit	(12)	(14)
Total unrecognized AOCI	$(21)	$(23)

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
Dollars in millions	2022	2021	2020
Interest cost on APBO	$2	$2	$2
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of gains	(1)	(1)	—
Net postretirement benefit	$(2)	$(2)	$(1)
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$1	$1	$1
Amortization of prior service credit	1	1	—
Total recognized in comprehensive income	$2	$2	$1

Total recognized in net postretirement benefit cost and comprehensive income	$—	$—	$—

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2022, and December 31, 2021.
The following table summarizes changes in the APBO. Actuarial losses are a result of asset performance.

Year ended December 31,
Dollars in millions	2022	2021
APBO at beginning of year	$57	$52
Service cost	—	—
Interest cost	2	2
Plan participants’ contributions	1	2
Actuarial losses (gains)	(5)	11
Benefit payments	(15)	(10)
Plan amendments	—	—
APBO at end of year	$40	$57

The following table summarizes changes in FVA.

Year ended December 31,
Dollars in millions	2022	2021
FVA at beginning of year	$57	$52
Employer contributions	—	—
Plan participants’ contributions	1	2
Benefit payments	(15)	(10)
Actual return on plan assets	(3)	13
FVA at end of year	$40	$57

The postretirement plans were fully funded at December 31, 2022, and December 31, 2021. Therefore, no liabilities were recognized on our Consolidated Balance Sheets.
There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2023, if any, will be minimal.
At December 31, 2022, we expect to pay the benefits from other postretirement plans as follows: 2023 — $5 million; 2024 — $5 million; 2025 — $5 million; 2026 — $5 million; 2027 — $4 million; and $20 million in the aggregate from 2028 through 2032.
To determine the APBO, we assumed discount rates of 4.5% at December 31, 2022, and 4.5% at December 31, 2021.
To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2022	2021	2020
Discount rate	4.50%	4.50%	4.50%
Expected return on plan assets	4.50	4.50	4.50

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
We expect to recognize a $2 million credit in net postretirement benefit cost for 2023.
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

Target Allocation
Asset Class	2022
U.S. equity securities	64%
International equity securities	16
Fixed income securities	20
Total	100%

Investments consist of mutual funds, collective investment funds and other assets that invest in underlying assets in accordance with the target asset allocations shown above. Exchange-traded mutual funds are valued using quoted prices and, therefore, are classified as Level 1. Investments in collective investment funds are valued using the Net Asset Value practical expedient and are not classified within the fair value hierarchy.
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2022, and December 31, 2021.

December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$24	$—	$—	$24
Equity — International	7	—	—	7
Fixed income — U.S.	8	—	—	8
Collective investment funds:
Equity — U.S.(a)	—	—	—	—
Other assets (measured at NAV)(a)	—	—	—	1
Total net assets at fair value	$39	$—	$—	$40

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2021
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$21	$—	$—	$21
Equity — International	10	—	—	10
Fixed income — U.S.	7	—	—	7
Fixed income — International	—	—	—	1
Collective investment funds:
Equity — U.S. (a)	—	—	—	17
Other assets (measured at NAV)	—	—	—	1
Total net assets at fair value	$38	$—	$—	$57

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2022, and December 31, 2021, we did not receive federal subsidies.

Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions in 2022. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. We did not accrue a profit sharing contribution for 2022. We made contributions of 1% for both 2021 and 2020, on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $82 million in 2022, $119 million in 2021, and $106 million in 2020.
19. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
Dollars in millions	2022	2021	2020
FEDERAL FUNDS PURCHASED
Balance at year end	$4,006	$—	$—
Average during the year	1,490	—	455
Maximum month-end balance	5,872	—	2,285
Weighted-average rate during the year (a)	2.04%	—%	1.24%
Weighted-average rate at December 31 (a)	4.18	—	—
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$71	$173	$220
Average during the year	617	239	215
Maximum month-end balance	1,090	281	267
Weighted-average rate during the year (a)	1.66%	.02%	.11%
Weighted-average rate at December 31 (a)	3.74	.01	.04
OTHER SHORT-TERM BORROWINGS
Balance at year end	$5,386	$588	$759
Average during the year	2,963	770	1,452
Maximum month-end balance	11,372	897	4,606
Weighted-average rate during the year (a)	1.82%	1.08%	0.85%
Weighted-average rate at December 31 (a)	.50	1.97	.60
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
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $2.2 billion at December 31, 2022, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2022, our unused secured borrowing capacity was $33.8 billion at the Federal Reserve Bank of Cleveland and $6.7 billion at the FHLB.

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

December 31,
Dollars in millions	2022	2021
Senior medium-term notes due through 2033 (a)	$3,789	$2,820
3.017% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	99	107
7.75% Subordinated notes due 2029 (b)	112	139
Other subordinated notes (b)(d)	77	75
Total parent company	4,239	3,303
Senior medium-term notes due through 2039 (e)	6,411	6,582
4.39% Senior remarketable notes due 2027 (f)	191	242
3.40% Subordinated notes due 2026 (g)	555	602
6.95% Subordinated notes due 2028 (g)	281	299
3.90% Subordinated notes due 2029 (g)	327	376
4.90% Subordinated notes due 2032 (g)	685	—
Secured borrowing due through 2025 (h)	6	13
Federal Home Loan Bank advances due through 2038 (i)	6,594	604
Investment Fund Financing due through 2052 (j)	10	10
Key Govt Finance, Inc. Other Long Term Debt-ASR	2	3
Obligations under Capital Leases due through 2032 (k)	6	8
Total subsidiaries	15,068	8,739
Total long-term debt	$19,307	$12,042

(a)Senior medium-term notes had a weighted-average interest rate of 2.3134% at December 31, 2022, and 3.2213% at December 31, 2021. These notes had fixed interest rates at December 31, 2022, and December 31, 2021. These notes may not be redeemed prior to their maturity dates.
(b)See Note 21 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.
(c)The First Niagara subordinated debt had a weighted-average interest rate of 7.25% at December 31, 2021. This holding matured on December 15, 2021.
(d)The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 6.16% at December 31, 2022, and 1.68% at December 31, 2021. These notes may be redeemed prior to their maturity dates.
(e)Senior medium-term notes had weighted-average interest rates of 5.96406% at December 31, 2022, and 2.116% at December 31, 2021. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.
(f)The remarketable senior medium-term notes had a weighted-average interest rate of 4.39% at December 31, 2022, and 3.18% at December 31, 2021. These notes had fixed interest rates at December 31, 2022, and December 31, 2021. These notes may not be redeemed prior to their maturity dates.
(g)These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.
(h)The secured borrowing had weighted-average interest rates of 4.445% at December 31, 2022, and 4.445% at December 31, 2021. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”).
(i)Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 4.48% at December 31, 2022, and 1.12% at December 31, 2021. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $6.6 billion at December 31, 2022, and $604 million at December 31, 2021.
(j)Investment Fund Financing had a weighted-average interest rate of 1.34% at December 31, 2022, and 1.34% at December 31, 2021.
(k)These are capital leases acquired in the First Niagara merger with a maturity range from March 2022 through October 2032.
At December 31, 2022, scheduled principal payments on long-term debt were as follows:

Dollars in millions	Parent	Subsidiaries	Total
2023	$—	$3,958	$3,958
2024	—	6,035	6,035
2025	581	1,943	2,524
2026	485	566	1,051
2027	695	1,199	1,894
All subsequent years	2,478	1,367	3,845

As described below, KeyBank and KeyCorp have a number of programs that support our long-term financing needs.

Global bank note program. On September 28, 2018, KeyBank updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes will be denominated in U.S. dollars. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on our Consolidated Balance Sheets.
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
On September 29, 2021, KeyBank updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes will be denominated in U.S. dollars. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on our Consolidated Balance Sheets.
On June 14, 2022, KeyBank completed the final remarketing of its Term Enhanced ReMarketable Securities, originally issued in 1998. In connection therewith, KeyBank issued $300 million Fixed Rate Senior Notes due December 14, 2027. Because this issuance was originally authorized under the Bank Note Program in existence in 1998, we would not consider this an issuance against capacity under our current Bank Note Program.
On August 8, 2022, KeyBank issued two notes under the Bank Note Program: $1.25 billion of 4.150% Fixed Rate Senior Bank Notes due August 8, 2025, and $750 million of 4.900% Fixed Rate Subordinated Bank Notes due August 8, 2032.
On November 15, 2022, under the Bank Note Program, KeyBank issued $1.0 billion of 5.850% Fixed Rate Senior Bank Notes due November 15, 2027.
As of December 31, 2022, $17.0 billion remained available for issuance under the Bank Note Program.
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
At December 31, 2022, KeyCorp had authorized and available for issuance up to $3.65 billion of additional debt securities under the Medium-Term Note Program.
Issuances of capital securities or preferred stock by KeyCorp must be approved by the Board and cannot be objected to by the Federal Reserve.
21. Trust Preferred Securities Issued by Unconsolidated Subsidiaries
We own the outstanding common stock of business trusts formed by us that issued corporation-obligated mandatorily redeemable trust preferred securities. The trusts used the proceeds from the issuance of their trust preferred securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable trust preferred securities. The outstanding common stock of these business trusts is recorded in “Other Investments” on our Consolidated Balance Sheets. We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•required distributions on the trust preferred securities;
•the redemption price when a capital security is redeemed; and
•the amounts due if a trust is liquidated or terminated.
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2022
KeyCorp Capital I	$156	$6	$162	3.017%	2028
KeyCorp Capital II	95	4	99	6.875	2029
KeyCorp Capital III	108	4	112	7.750	2029
HNC Statutory Trust III	20	1	21	4.380	2035
Willow Grove Statutory Trust I	20	1	21	4.062	2036
HNC Statutory Trust IV	18	1	19	4.603	2037
Westbank Capital Trust II	8	—	8	5.717	2034
Westbank Capital Trust III	8	—	8	5.717	2034
Total	$433	$17	$450	5.321%	—
December 31, 2021	$466	$17	$483	4.271%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include debt issuance costs and basis adjustments related to fair value hedges totaling $17 million at December 31, 2022, and $52 million at December 31, 2021. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes debt issuance costs and basis adjustments related to fair value hedges totaling $17 million at December 31, 2022, and $52 million at December 31, 2021. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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
Loan commitments involve credit risk not reflected on our Consolidated Balance Sheets. We mitigate exposure to credit risk with internal controls that guide how we review and approve applications for credit, establish credit limits and, when necessary, demand collateral. In particular, we evaluate the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjust the allowance for credit losses on lending-related commitments. Additional information pertaining to this allowance is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Liability for Credit Losses on Lending-Related Commitments,” and in Note 5 (“Asset Quality”).
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our Consolidated Balance Sheets. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2022, and December 31, 2021, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our Consolidated Balance Sheets in “other liabilities.” Additional information on LIHTC commitments is provided in Note 13 (“Variable Interest Entities”).
The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2022, and December 31, 2021. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, Dollars in millions	2022	2021
Loan commitments:
Commercial and other	$58,269	$54,614
Commercial real estate and construction	4,037	3,180
Home equity	9,346	8,888
Credit cards	7,424	7,217
Total loan commitments	79,076	73,899
Commercial letters of credit	86	79
Purchase card commitments	875	771
Principal investing commitments	9	12
Tax credit investment commitments	958	679
Total loan and other commitments	$81,004	$75,440

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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2022. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2022	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,960	$92
Recourse agreement with FNMA	6,774	28
Residential mortgage reserve	3,302	13
Written put options (a)	3,695	243
Total	$18,731	$376

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2022, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2022, our standby letters of credit had a remaining weighted-average life of 1.8 years, with remaining actual lives ranging from less than 1 year to as many as 11.9 years.

Recourse agreement with FNMA. At December 31, 2022, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $22.0 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31% of the principal balance of loans outstanding at December 31, 2022. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 5 (“Asset Quality”).
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
At December 31, 2022, the unpaid principal balance outstanding of loans sold by us was $11.0 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2022.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our Consolidated Balance Sheets, was $13 million at December 31, 2022.

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2022, our written put options had an average life of 1.8 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
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
23. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2022, and December 31, 2021, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2020	$567	$476	$—	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(965)	(137)	—	14	(1,088)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(5)	(251)	—	20	(236)
Net current-period other comprehensive income, net of income taxes	(970)	(388)	—	34	(1,324)
Balance at December 31, 2021	$(403)	$88	$—	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(4,492)	(1,319)	—	(25)	(5,836)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	107	—	20	127
Net current-period other comprehensive income, net of income taxes	(4,492)	(1,212)	—	(5)	(5,709)
Balance at December 31, 2022	$(4,895)	$(1,124)	$—	$(276)	$(6,295)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the years ended December 31, 2022, and December 31, 2021, are as follows:

	Twelve Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2022	2021
Unrealized gains (losses) on available for sale securities
Realized gains	$—	$7	Other income
	—	7	Income (loss) from continuing operations before income taxes
	—	2	Income taxes
	$—	$5	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(146)	$329	Interest income — Loans
Interest rate	(3)	(4)	Interest expense — Long-term debt
Interest rate	9	4	Investment banking and debt placement fees
	(140)	329	Income (loss) from continuing operations before income taxes
	(33)	78	Income taxes
	$(107)	$251	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(15)	$(18)	Other expense
Settlement loss	(12)	(9)	Other expense
Amortization of prior service credit	1	1	Other expense
	(26)	(26)	Income (loss) from continuing operations before income taxes
	(6)	(6)	Income taxes
	$(20)	$(20)	Income (loss) from continuing operations

24. Shareholders' Equity
Comprehensive Capital Plan

As part of our previous 2021 capital plan, which was effective through the third quarter of 2022, the Board had authorized the repurchase of up to $1.5 billion of our Common Shares. In September 2022, the Board approved the extension of the previous authorization through the third quarter of 2023. As of December 31, 2022, approximately $790 million remained available for repurchase under the authorization.

During 2021, we repurchased a total of $1.1 billion of Common Share under our previous capital plan authorizations. Of the total common shares repurchased throughout 2021, $585 million were part of an ASR program entered into with Goldman Sachs & Co. LLC (Goldman Sachs) and $559 million were repurchased in the open market. In addition, $32 million in repurchase activity was related to employee equity compensation programs.

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

During 2022, no common shares were repurchased under the previous or current authorization. Activity was limited to $44 million in repurchases related to employee equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.195 per common share for the first three quarters in 2022. During the fourth quarter of 2022, the Board declared a dividend of $.205 per common share. These quarterly dividend payments brought our annual dividend to $.79 per common share for 2022.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2022:

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2022 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$50.00
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	1.531252
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	1.412500
Fixed Rate Perpetual Noncumulative Series G	450	450,000	1	1,000	1/40th	25	1.406252
Fixed Rate Perpetual Noncumulative Series H	600	600,000	1	1,000	1/40th	25	0.477917

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2022, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2022, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2022, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
At December 31, 2022, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$20,776	12.79%	$12,998	8.00%	N/A	N/A
KeyBank (consolidated)	19,903	12.39	12,850	8.00	$16,063	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$17,225	10.60%	$9,748	6.00%	N/A	N/A
KeyBank (consolidated)	16,801	10.46	9,638	6.00	$12,850	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$17,225	8.88%	$7,759	4.00%	N/A	N/A
KeyBank (consolidated)	16,801	8.78	7,657	4.00	$9,572	5.00%
December 31, 2021
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$18,030	12.49%	$11,552	8.00%	N/A	N/A
KeyBank (consolidated)	17,211	12.21	11,274	8.00	$14,093	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$15,549	10.77%	$8,664	6.00%	N/A	N/A
KeyBank (consolidated)	15,143	10.75	8,456	6.00	$11,274	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$15,549	8.47%	$7,344	4.00%	N/A	N/A
KeyBank (consolidated)	15,143	8.37	7,241	4.00	$9,051	5.00%
25. Business Segment Reporting

The following is a description of the segments and their primary businesses at December 31, 2022.

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

Commercial Bank

The Commercial Bank is an aggregation of our Institutional and Commercial operating segments. The Commercial operating segment is a full-service corporate bank focused principally on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and a special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, and public finance. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

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

The table on the following page shows selected financial data for our major business segments for the years ended December 31, 2022, 2021, and 2020.

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

Year ended December 31,	Consumer Bank			Commercial Bank
Dollars in millions	2022	2021	2020	2022	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,419	$2,359	$2,403	$1,867	$1,650	$1,725
Noninterest income	995	1,067	999	1,600	1,990	1,524
Total revenue (TE) (a)	3,414	3,426	3,402	3,467	3,640	3,249
Provision for credit losses	193	(118)	284	317	(279)	741
Depreciation and amortization expense	87	84	77	113	134	144
Other noninterest expense	2,618	2,307	2,185	1,621	1,731	1,606
Income (loss) from continuing operations before income taxes (TE)	516	1,153	856	1,416	2,054	758
Allocated income taxes (benefit) and TE adjustments	124	277	203	270	412	107
Income (loss) from continuing operations	392	876	653	1,146	1,642	651
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	392	876	653	1,146	1,642	651
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$392	$876	$653	$1,146	$1,642	$651
AVERAGE BALANCES (b)
Loans and leases	$41,315	$39,422	$37,842	$69,549	$60,486	$64,543
Total assets (a)	44,395	42,637	41,152	80,068	70,051	74,225
Deposits	90,008	88,352	79,528	54,672	55,598	47,145
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$52	$39	$40	$4	$12	$1
Net loan charge-offs (b)	83	126	135	84	81	308
Return on average allocated equity (b)	11.13%	24.54%	18.97%	12.59%	19.22%	12.99%
Return on average allocated equity	11.13	24.54	18.97	12.59	19.22	12.99
Average full-time equivalent employees (c)	8,041	8,000	8,186	2,454	2,370	2,291

Year ended December 31,	Other			Key
Dollars in millions	2022	2021	2020	2022	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$268	$89	$(65)	$4,554	$4,098	$4,063
Noninterest income	123	137	129	2,718	3,194	2,652
Total revenue (TE) (a)	391	226	64	7,272	7,292	6,715
Provision for credit losses	(8)	(21)	(4)	502	(418)	1,021
Depreciation and amortization expense	71	80	82	271	298	303
Other noninterest expense	(100)	93	15	4,139	4,131	3,806
Income (loss) from continuing operations before income taxes (TE)	428	74	(29)	2,360	3,281	1,585
Allocated income taxes (benefit) and TE adjustments	55	(20)	(54)	449	669	256
Income (loss) from continuing operations	373	94	25	1,911	2,612	1,329
Income (loss) from discontinued operations, net of taxes	6	13	14	6	13	14
Net income (loss)	379	107	39	1,917	2,625	1,343
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$379	$107	$39	$1,917	$2,625	$1,343
AVERAGE BALANCES (b)
Loans and leases	$438	$361	$304	$111,302	$100,269	$102,689
Total assets (a)	61,423	66,231	46,678	185,886	178,919	162,055
Deposits	2,182	1,085	613	146,862	145,035	127,286
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$198	$63	$120	$254	$114	$161
Net loan charge-offs (b)	(6)	(23)	1	161	184	444
Return on average allocated equity (b)	17.74%	1.69%	.27%	12.97%	14.79%	7.54%
Return on average allocated equity	18.02	1.93	.42	13.01	14.86	7.62
Average full-time equivalent employees (c)	7,165	6,604	6,349	17,660	16,974	16,826
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

26. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, Dollars in millions	2022	2021
ASSETS
Cash and due from banks	$3,146	$2,293
Short-term investments	15	24
Securities available for sale	—	—
Other investments	78	77
Loans to:
Banks	250	50
Nonbank subsidiaries	16	16
Total loans	266	66
Investment in subsidiaries:
Banks	13,033	17,019
Nonbank subsidiaries	928	1,015
Total investment in subsidiaries	13,961	18,034
Goodwill	167	167
Corporate-owned life insurance	209	212
Derivative assets	111	76
Accrued income and other assets	248	309
Total assets	$18,201	$21,258
LIABILITIES
Accrued expense and other liabilities	$508	$532
Long-term debt due to:
Subsidiaries	450	483
Unaffiliated companies	3,789	2,820
Total long-term debt	4,239	3,303
Total liabilities	4,747	3,835
SHAREHOLDERS’ EQUITY (a)	13,454	17,423
Total liabilities and shareholders’ equity	$18,201	$21,258

(a)See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
Dollars in millions	2022	2021	2020
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$475	$1,925	$1,250
Nonbank subsidiaries	100	50	—
Interest income from subsidiaries	4	1	4
Other income	7	36	8
Total income	586	2,012	1,262
EXPENSE
Interest on long-term debt with subsidiary trusts	19	13	18
Interest on other borrowed funds	130	65	114
Personnel and other expense	101	101	63
Total expense	250	179	195
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	336	1,833	1,067
Income tax (expense) benefit	60	38	38
Income (loss) before equity in net income (loss) less dividends from subsidiaries	396	1,871	1,105
Equity in net income (loss) less dividends from subsidiaries	1,521	754	238
NET INCOME (LOSS)	1,917	2,625	1,343
Less: Net income attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,917	$2,625	$1,343

.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
Dollars in millions	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$1,917	$2,625	$1,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	6	(22)	2
Stock-based compensation expense	117	9	11
Equity in net (income) loss less dividends from subsidiaries	(1,521)	(754)	(238)
Net (increase) decrease in other assets	23	13	(66)
Net increase (decrease) in other liabilities	(24)	48	12
Other operating activities, net	(480)	(414)	131
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	38	1,505	1,195
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(26)	(15)	(7)
Proceeds from sales, prepayments and maturities of securities available for sale	—	—	—
Net (increase) decrease in loans to subsidiaries	(200)	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(226)	(15)	(7)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,350	—	800
Payments on long-term debt	—	(997)	(1,003)
Repurchase of Treasury Shares	(44)	(1,176)	(170)
Net cash from the issuance (redemption) of Common Shares and preferred stock	590	—	—
Cash dividends paid	(855)	(823)	(829)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,041	(2,996)	(1,202)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	853	(1,506)	(14)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,293	3,799	3,813
CASH AND DUE FROM BANKS AT END OF YEAR	$3,146	$2,293	$3,799

KeyCorp paid interest on borrowed funds totaling $137 million in 2022, $130 million in 2021, and $204 million in 2020.
27. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the twelve months ended December 31, 2022, and December 31, 2021:

Year ended December 31,	2022			2021
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$403	$69	$472	$417	$67	$484
Investment banking and debt placement fees	—	430	430	—	586	586
Services charges on deposit accounts	211	139	350	201	136	337
Cards and payments income	177	154	331	181	226	407
Other noninterest income	11	—	11	7	2	9
Total revenue from contracts with customers	$802	$792	$1,594	$806	$1,017	$1,823

Other noninterest income (a)			$1,001			$1,234
Noninterest income from other segments (b)			123			137
Total noninterest income			$2,718			$3,194

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

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2022, and December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last year that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
Reports Regarding Internal Controls
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 96, 97, and 98, respectively.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, is set forth in Item 1. Business of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 11, 2023 (the “2023 Proxy Statement”), and these sections are incorporated herein by reference:

•“Proposal One: Election of Directors”
•“Corporate Governance Documents — Code of Business Conduct and Ethics”
•“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”
•“Additional Information — Other Proposals and Director Nominations for the 2024 Annual Meeting of Shareholders”

KeyCorp expects to file the 2023 Proxy Statement with the SEC on or about March 24, 2023.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2023 Proxy Statement and these sections are incorporated herein by reference:

•“Compensation Discussion and Analysis”
•“Compensation of Executive Officers and Directors”
•“Compensation and Organization Committee Report”
•“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2023 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2023 Proxy Statement and these sections are incorporated herein by reference:

•“The Board of Directors and Its Committees — Director Independence”
•“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2023 Proxy Statement, and is incorporated herein by reference.
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
3.2
Certificate of Amendment to the Third Amended and Restated Articles of Incorporation of the Company with respect to Fixed Rate Reset Perpetual Non-Cumulative Preferred Stock, Series H, filed August 22, 2022, filed as Exhibit 4.1 to Form 8-K on August 24, 2022.*

3.3	Third Amended and Restated Regulations of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2019.*
3.4	First Amendment to the Third Amended and Restated Regulations, effective May 13, 2021, filed as Exhibit 3.1 to Form 8-K on May 14, 2021.*
4.1	Description of KeyCorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
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

4.13	Form of Depositary Receipt related to Series G Preferred Stock (included as part of Exhibit 4.12), filed as Exhibit 4.4 to Form 8-K on April 29, 2019.*
4.14	Form of Certificate representing Fixed Rate Reset Perpetual Non-Cumulative Preferred Stock, Series H, filed as Exhibit 4.2 to Form 8-K on August 24, 2022.*
4.15
Deposit Agreement, dated as of August 24, 2022, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on August 24, 2022.*

4.16	Form of Depositary Receipt related to Series H Preferred Stock (included as part of Exhibit 4.15), filed as Exhibit 4.4 to Form 8-K on August 24, 2022.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Cash-settling Performance Shares Award Agreement (2020-2022), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2020.*
10.3	Form of Stock-settling Performance Shares Award Agreement (2020-2022), filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2020.*
10.4	Form of Cash-settling Performance Shares Award Agreement (2021-2023), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2020.*
10.5	Form of Stock-settling Performance Shares Award Agreement (2021-2023), filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2020.*.

10.6	Form of Cash-settling Performance Shares Award Agreement (2022-2024), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2021.*
10.7	Form of Cash-settling Performance Shares Award Agreement (2023-2025).
10.8	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.9	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*
10.10	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2020.*.
10.11	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2018.*.
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

10.14	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2020.*
10.15	Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.17 in Form 10-K for the year ended December 31, 2021.*
10.16
Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2017.*

10.17
Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2017.*

10.18	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.19	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.20	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.21	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.22	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.23	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.24	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.25	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.26	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.27	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2019.*
10.28	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective September 16, 2020), filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2020.*
10.29	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.30	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.31	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.32	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*

10.33	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*
10.34	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.35
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.36	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.37	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023).
10.38	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023).
10.39	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.40	Amended and Restated KeyCorp Second Deferred Savings Plan (effective January 1, 2023).
10.41	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.42	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.43	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.44	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.45	Letter agreement between KeyBank National Association and Kevin T. Ryan, dated as of July 2, 2022, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2022*
21	Subsidiaries of the Registrant.
22	Subsidiary Issuers of Guaranteed Securities.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (contained in Exhibit 101).

*Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.45 constitute management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 22, 2023

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 22, 2023
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
February 22, 2023