Form 10-Q
period 2023-03-31
KEYCORP /NEW/
filed 2023-05-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	935,264,442 shares
Title of class	Outstanding at May 2, 2023

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2023, and March 31, 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2022 Form 10-K” refer to our Form 10-K for the year ended December 31, 2022, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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
•the soundness of other financial institutions, including the impact from the recent bank failures;
•our ability to manage our reputational risks;
•our ability to timely and effectively implement our strategic initiatives;
•increased competitive pressure;
•our ability to adapt our products and services to industry standards and consumer preferences;
•our ability to attract and retain talented executives and employees;
•unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses and;
•our ability to develop and effectively use the quantitative models we rely upon in our business planning.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2022 Form 10-K, Part II, Item 1A "Risk Factors" of this report, and any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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

Positive Operating Leverage

Generate positive operating leverage and a cash efficiency ratio in the range of 54% to 56%.

We have exercised disciplined expense management, completing actions in the first quarter of 2023 to keep expenses relatively stable in 2023, while retaining room for investments to drive future growth. As such, our efficiency ratio in the first quarter of 2023 reflected $64 million of pre-tax costs related to expense actions, including $36 million in severance and $28 million in other costs. Our commitment to positive operating leverage remains.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

We believe our strong risk management practices and disciplined underwriting continue to strengthen our credit quality. Net charge-offs to average loans remain at low levels, in alignment with our moderate risk profile.

Financial Return

A return on average tangible common equity in the range of 16% to 19%.

Our relationship-based business model, strong expense management and disciplined underwriting continue to drive sound profitable growth.

Strategic developments

Our actions and results during the first quarter of 2023 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 49 of our 2022 Form 10-K.

•Our relationship-based business model provides us with a strong granular deposit base and attractive lending and fee-based opportunities. Our long-term strategic commitment to primacy, that is, serving as our client's primary bank, continues to serve us well.
•We grew and expanded relationships, with our differentiated originate-to-distribute model enabling us to support our clients on and off-balance sheet. Market disruption has provided further opportunity for client acquisition.
•Our Laurel Road business is expanding in 2023 to serve the distinct needs of healthcare professionals through hospital system partnerships.
•We continue to focus on deepening client relationships, including the growth of mass affluent retail relationships through Key Wealth Management.
•Overall, credit quality remains strong as our new loan originations in both our commercial and consumer business continue to meet our criteria for high quality loans as we continue to effectively manage risk and rewards. Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles.
•Our strong capital position allows us to continue to execute against our capital priorities. During the first quarter, the Board of Directors declared a Common Share dividend of $.205 per Common Share, and our Common Equity Tier 1 ratio is 9.1%.

Current year expectations - full year 2023 vs. full year 2022

Category	Expectations (a)
Average loans	up 6% to 9%
Average deposits	flat to down 2%
Net interest income (TE)	down 1% to 3%
Noninterest income	down 1% to 3%
Noninterest expense	relatively stable
Net charge-offs to average loans	25 to 30 basis points
Effective tax rate	20% to 21%
(a) Relatively stable: +/- 2%

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

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. This operating segment includes the KBCM platform, which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, and public finance. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2022 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors as well as the disclosure included in Part II, Item 1A. "Risk Factors" of this report.

Regulatory capital requirements

KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the Basel III international capital framework (“Basel III”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework (“Regulatory Capital Rules”) are discussed in more detail in Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At March 31, 2023, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp March 31, 2023 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.1%
Tier 1 Capital	6.0	2.5	8.5	10.6
Total Capital	8.0	2.5	10.5	12.8
Leverage (a)	4.0	N/A	4.0	8.8
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

As of March 31, 2023, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

On June 23, 2022, the Federal Reserve announced the results of the supervisory stress test that it conducted of 34 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that all BHCs subject to the stress test maintained capital ratios above the minimum required levels under the severely adverse scenario. The stress test results for individual BHCs were used to determine a BHC’s stress capital buffer requirement, which became effective on October 1, 2022, and will remain in effect until September 30, 2023, unless the firm later receives an updated stress capital buffer requirement from the Federal Reserve. On August 4, 2022, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer, based on its June 2022 stress test, is 2.5%, which is the minimum buffer required for banking organizations the size of KeyCorp.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other developments concerning capital planning and stress testing requirements.

Liquidity requirements

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

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

On March 10, 2023, and March 12, 2023, Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) were closed by the state banking authorities in California and New York, respectively, and the FDIC was appointed as receiver of SVB and Signature. All deposits of SVB and Signature were transferred to bridge banks established by the FDIC under the systemic risk exception in the FDIA so that the uninsured deposits as well as the insured deposits of both banks were protected by the FDIC. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on insured depository institutions, depository institution holding companies, or both, as the FDIC determines to be appropriate. The FDIA requires the FDIC to consider the following factors in designing any special assessment: the types of entities that benefit from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate and relevant to the action taken. The FDIC indicated that it expects to issue a notice of proposed rulemaking for a special assessment related to the failures of SVB and Signature in May of 2023. KeyBank and KeyCorp may be subject to any special assessment that the FDIC adopts.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability - Deposit insurance and assessments” for a discussion of other developments concerning deposit insurance and assessments.

Resolution plans

On October 14, 2022, and October 18, 2022, the Federal Reserve and the FDIC issued an advanced notice of proposed rulemaking ("ANPR”) requesting public comment on the potential adoption of new resolution-related resource requirements for large banking organizations that are not a U.S. global systemically important bank (“GSIB”). The new requirements would potentially include a long-term debt requirement that would provide an extra layer of loss-absorbing capacity, a clean-holding company requirement (prohibiting certain financial arrangements such as short-term borrowings or derivatives), and a requirement for the identification of separability options in the context of recovery or resolution. The Federal Reserve and the FDIC stated that large banking organizations for this purpose are those banking organizations that have $100 billion or more in total consolidated assets and are not GSIBs but indicated that the focus of this ANPR was on Category II and Category III banking organizations, which are banking organizations with $250 billion or more in total consolidated assets or that meet certain risk-based criteria. KeyCorp is a Category IV banking organization and would not be subject to the potential new requirements unless they are extended to Category IV banking organizations. Comments on the ANPR were due by December 23, 2022. The Federal Reserve and the FDIC extended the due date for comments to January 23, 2023.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - FDIA, Resolution Authority and Financial Stability - Resolution plans” for a discussion of other developments concerning resolution plans.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Volcker Rule.” As of March 31, 2023, we are in the process of conforming and/or divesting certain indirect investments subject to the Volcker Rule.

Community Reinvestment Act

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Community Reinvestment Act” for a discussion of developments concerning the CRA.

Supervision and governance

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Supervision and governance” for a discussion of supervision and governance-related developments, including a discussion of the Large Financial Institution (“LFI”) Rating System.

Regulatory developments concerning COVID-19

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Regulatory developments concerning COVID-19” for a discussion of regulatory developments relating to the COVID-19 pandemic.

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

On December 16, 2022, the Federal Reserve adopted a final rule to implement the LIBOR Act. The final rule establishes Federal Reserve-selected benchmark replacements for contracts governed by federal or state law that use LIBOR as a benchmark reference rate but do not provide for a clearly defined or practicable replacement after June 30, 2023, when LIBOR will no longer be available in its current form. The final rule identifies separate Federal Reserve-selected replacement rates for different categories of LIBOR contracts, including, among others, derivative transactions, consumer loans, and contracts involving entities regulated by the Federal Housing Finance Agency. Consistent with the LIBOR Act, each replacement rate is based on SOFR and incorporates spread adjustments for each specified tenor of LIBOR. The final rule also defines various terms and clarifies certain matters relating to the implementation, administration, and calculation of the benchmark replacement rate, including clarification of who is considered a “determining person” able to make the decision to use the Federal Reserve-selected rate in a LIBOR contract. In addition, the final rule indicates that this rule preempts any state or local law, regulation, or standard relating to the selection or use of a benchmark replacement for LIBOR or related conforming changes. The final rule ensures that LIBOR contracts adopting a Federal Reserve-selected benchmark will not be interrupted or terminated following LIBOR’s replacement. The final rule became effective February 27, 2023.

Developments relating to climate change

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

On December 2, 2022, the Federal Reserve issued for public comment proposed principles that would provide a high-level framework for the safe and sound management of exposures to climate-related financial risks for large banking organizations supervised by the Federal Reserve, including BHCs with over $100 billion in total consolidated assets (such as KeyCorp). The proposed principles would cover six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. The proposed principles would also describe how climate-related financial risks can be addressed by banking organizations in connection with various specific risk categories, including credit risk, liquidity risk, operational risk, and legal/compliance risk. The proposal issued by the OCC, which would apply to national banks (such as KeyBank), is discussed in our 2022 Form 10-K. The FDIC’s proposal, which would apply to insured state nonmember banks, state-licensed insured branches of foreign banks, and state savings associations, was issued on March 30, 2022. The Federal Reserve indicated that it intends to coordinate with the other federal banking agencies in issuing any final guidance on this subject. Comments on this proposal were due by February 6, 2023. We are awaiting the final rulemaking.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Developments relating to climate change” for a discussion of other regulatory developments relating to climate change.

Computer-Security Incident Notification Requirements

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments – Computer-Security Incident Notification Requirements” for a discussion of regulatory developments relating to computer-security incident notification requirements.

NYSE Proposed Clawback Listing Standards

On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions mandated by Section 954 of the Dodd-Frank Act. The rules, which are set forth under new Rule 10D-1 of the Securities Exchange Act of 1934, as amended, directed U.S. stock exchanges to establish listing standards requiring listed companies to adopt policies providing for the recovery (or clawback), in the event of a required accounting restatement, of incentive-based compensation received by current or former executive officers where such compensation is based on the erroneously reported financial information (a “Clawback Policy”). Under the rules, a company must recover erroneously awarded incentive compensation “reasonably promptly” after such obligation is incurred. Rule 10D-1 also requires that the listing standards include disclosure requirements related to clawbacks.

On February 22, 2023, the NYSE and Nasdaq proposed new listing standards that are substantially identical to Rule 10D-1 under the Exchange Act. Consistent with Rule 10D-1, the proposed NYSE listing standards would require NYSE-listed companies, including KeyCorp, to (i) adopt and implement a compliant Clawback Policy, (ii) file the Clawback Policy as an exhibit to their annual reports, and (iii) provide certain disclosures relating to any compensation recovery triggered by the policy. Under the NYSE proposal, NYSE would suspend trading and commence delisting procedures when it determines that a listed company has not recovered compensation as required by its Clawback Policy reasonably promptly after such obligation is incurred.

The public comment period on NYSE’s proposed listing standards ended on April 3, 2023. The NYSE proposal will become effective when approved by the SEC, which can be no later than November 28, 2023. KeyCorp will be required to adopt a compliant Clawback Policy within 60 days of the effective date.

Regulatory responses to recent bank failures

Following the failures of SVB and Signature and the resulting stress in the banking system, the Federal Reserve created a new Bank Term Funding Program (the “Program”) as an additional source of liquidity available to depository institutions that are in generally sound financial condition. The Program offers loans of up to one year to eligible depository institutions, which would pledge U.S. Treasuries, agency debt, mortgage-backed securities, or other qualifying assets valued at par as collateral. The Program will be in effect until at least March 11, 2024.

As a result of the failures of SVB and Signature in March 2023 and First Republic Bank in May 2023, representatives of federal banking agencies have indicated that consideration is being given to strengthening the oversight and regulation of large regional banks, in particular, those banks with between $100 billion and $250 billion in assets. The strengthened oversight and regulation may consist of new requirements imposed on such banking organizations, including additional capital, liquidity, stress testing, resolution planning, and long-term debt requirements. KeyCorp and KeyBank may be subject to any such new requirements that are adopted.

The expected issuance by the FDIC of a notice of proposed rulemaking for a special assessment related to the recent bank failures is discussed above under the heading “Supervision and regulation - Deposit insurance and assessments.”

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2022, to the three months ended March 31, 2023 (dollars in millions):
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

Net interest income (TE) was $1.1 billion for the first quarter of 2023 and the net interest margin was 2.47%. Compared to the first quarter of 2022, net interest income (TE) increased $86 million and net interest margin increased by one basis point. Net interest income and the net interest margin benefited from higher earning asset balances and higher interest rates, partly offset by higher interest-bearing deposit costs and a shift in funding mix.
Average loans were $119.8 billion for the first quarter of 2023, an increase of $16.1 billion compared to the first quarter of 2022. Commercial loans increased $10.9 billion, largely reflecting growth in commercial and industrial loans, as well as an increase in commercial mortgage real estate loans. Consumer loans increased $5.1 billion, largely driven by Key's residential mortgage business.

Average deposits totaled $143.4 billion for the first quarter of 2023, a decrease of $6.8 billion compared to the year-ago quarter. The decline reflects elevated inflation-related spend, the normalization of pandemic-related deposits, and changing client behavior due to higher interest rates.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(h)

	Three months ended March 31, 2023			Three months ended March 31, 2022			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$60,281	$807	5.42%	$51,574	$410	3.22%	$79	$318	$397
Real estate — commercial mortgage	16,470	224	5.52	14,587	121	3.37	17	86	103
Real estate — construction	2,525	39	6.30	2,027	17	3.37	5	17	22
Commercial lease financing	3,783	27	2.87	3,942	24	2.41	(1)	4	3
Total commercial loans	83,059	1,097	5.35	72,130	572	3.21	100	425	525
Real estate — residential mortgage	21,436	172	3.21	16,309	112	2.75	39	21	60
Home equity loans	7,879	106	5.47	8,345	74	3.61	(4)	36	32
Consumer direct loans	6,439	75	4.71	5,954	61	4.16	5	9	14
Credit cards	983	32	13.37	932	24	10.36	1	7	8
Consumer indirect loans	41	1	1.24	92	—	—	—	1	1
Total consumer loans	36,778	386	4.23	31,632	271	3.45	41	74	115
Total loans	119,837	1,483	5.01	103,762	843	3.28	141	499	640
Loans held for sale	907	13	5.86	1,485	12	3.32	(6)	7	1
Securities available for sale (b), (e)	39,172	194	1.72	44,923	173	1.50	(24)	45	21
Held-to-maturity securities (b)	8,931	74	3.32	7,188	46	2.54	13	15	28
Trading account assets	1,001	12	4.86	842	6	2.74	1	5	6
Short-term investments	3,532	42	4.80	7,323	4.25		(3)	41	38
Other investments (e)	1,309	13	4.01	651	2	1.26	3	8	11
Total earning assets	174,689	1,831	4.09	166,174	1,086	2.62	125	620	745
Allowance for loan and lease losses	(1,336)			(1,056)
Accrued income and other assets	17,498			17,471
Discontinued assets	419			539
Total assets	$191,270			$183,128

LIABILITIES
Money market deposits	$33,853	78.94		$37,233	4.04		—	74	74
Demand deposits	52,365	183	1.42	51,282	7.06		—	176	176
Savings deposits	7,346	1.03		7,599	—	.01	—	1	1
Certificates of deposit ($100,000 or more)	2,392	16	2.64	1,639	2.44		1	13	14
Other time deposits	8,106	72	3.61	2,098	1.15		10	61	71
Total interest-bearing deposits	104,062	350	1.36	99,851	14.06		11	325	336
Federal funds purchased and securities sold under repurchase agreements	2,087	22	4.34	287	—	.13	—	22	22
Bank notes and other short-term borrowings	6,597	78	4.80	705	3	1.94	62	13	75
Long-term debt (f), (g)	20,141	275	5.47	10,830	49	1.79	68	158	226
Total interest-bearing liabilities	132,887	725	2.20	111,673	66.24		141	518	659
Noninterest-bearing deposits	39,343			50,312
Accrued expense and other liabilities	4,804			3,824
Discontinued liabilities (g)	419			539
Total liabilities	177,453			166,348
EQUITY
Key shareholders’ equity	13,817			16,780
Noncontrolling interests	—			—
Total equity	13,817			16,780
Total liabilities and equity	$191,270			$183,128

Interest rate spread (TE)			1.89%			2.38%
Net interest income (TE) and net interest margin (TE)		1,106	2.47%		1,020	2.46%	$(16)	$102	86
TE adjustment (b)		7			6
Net interest income, GAAP basis		$1,099			$1,014

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2023, and March 31, 2022.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $178 million and $141 million of assets from commercial credit cards for the three months ended March 31, 2023, and March 31, 2022, respectively.
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

Provision for credit losses

Key’s provision for credit losses was $139 million for the three months ended March 31, 2023, compared to $83 million for the three months ended March 31, 2022. The increase was largely driven by changes in the economic outlook.

Noninterest income

As shown in Figure 4, noninterest income was $608 million, and represented 35% of total revenue for the first quarter of 2023, compared to $676 million, representing 40% of total revenue, for the year-ago quarter.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended March 31, 2023, trust and investment services income was down $8 million, or 5.9%, compared to the same period one year ago. This was primarily due to a decrease in average market performance informing fees and market decline impact on recurring fees.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at March 31, 2023, our bank, trust, and registered investment advisory subsidiaries had assets under management of $53.7 billion, which were relatively flat compared to March 31, 2022.

Figure 5. Assets Under Administration

Dollars in millions	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Discretionary assets under management by investment type:
Equity	$29,139	$28,313	$26,930	$28,344	$32,270
Fixed income	14,615	14,432	13,035	12,913	13,414
Money market	6,490	5,238	4,850	4,604	4,481
Total discretionary assets under management	50,244	47,983	44,815	45,861	50,165
Non-discretionary assets under administration	3,445	3,299	3,031	3,142	3,542
Total	$53,689	$51,282	$47,846	$49,003	$53,707

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended March 31, 2023, investment banking and debt placement fees were down $18 million, or 11.0%, compared to the same period a year ago. The decrease reflects lower syndication fees partially offset by an increase in advisory fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $24 million, or 26.4%, for the three months ended March 31, 2023, compared to the same period one year ago, driven by the new client friendly fee structure for NSF/OD fees and lower account analysis fees due to the interest rate environment.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $1 million, or 1.3%, for the three months ended March 31, 2023, compared to the same period one year ago.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended March 31, 2023, decreased $19 million, or 9.2%, from the year-ago quarter, primarily due to a decrease in corporate services income stemming from lower loan fees and market-related adjustments in the prior period. Consumer mortgage income decreased $10 million, reflecting lower saleable volume and lower gain on sale margins. Partially offsetting the decrease was a $10 million increase in commercial mortgage servicing fees.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.2 billion for the first quarter of 2023, compared to $1.1 billion for the first quarter of 2022.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense
(a)Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $71 million, or 11.3%, for the three months ended March 31, 2023, compared to the same period one year ago. The increases were driven by an increase of $36 million in severance and other costs related to expense actions, as well as higher salaries.

Other nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, FDIC assessment, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended March 31, 2023, increased $35 million, or 8.0%, from the year-ago quarter, driven by a $47 million increase in other expense, reflecting $28 million related to our expense actions and an increase in the base FDIC assessment rate of $9 million. Additionally, computer processing expense increased $15 million. Partially offsetting the increase in nonpersonnel expense was an $8 million decline in business services and professional fees, an $8 million decline in operating lease expense and a $7 million decline in marketing expense.

Income taxes

We recorded tax expense of $81 million for the first quarter of 2023 and $90 million for the first quarter of 2022.

Our federal tax expense and effective tax rate differs from the amount that would be calculated using the federal statutory tax rate; primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 151 of our 2022 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 20 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 57 of our 2022 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•Net income attributable to Key of $81 million for the first quarter of 2023, compared to $71 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $71 million, or 13.1%, compared to the first quarter of 2022, driven by higher interest rates and balance sheet mix
•Average loans and leases increased $4.4 billion, or 11.5%, from the first quarter of 2022,driven by loan growth in consumer mortgage
•Average deposits decreased $7.0 billion, or 7.7%, from the first quarter of 2022, driven by elevated inflation-related spend, the normalization of pandemic-related deposits, and changing client behavior due to higher interest rates

•Provision for credit losses increased $17 million compared to the first quarter of 2022, driven by changes in the economic outlook
•Noninterest income decreased $28 million, or 10.9%, from the first quarter of 2022, driven by a decline in service charges on deposit accounts, reflecting a planned reduction in overdraft and non-sufficient funds fees, and lower consumer mortgage income, reflecting lower saleable volume and gain on sale margins
•Noninterest expense increased $12 million, or 1.8%, from the first quarter of 2022, primarily driven by an increase in salaries
Commercial Bank

Summary of operations

•Net income attributable to Key of $264 million for the first quarter of 2023, compared to $284 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $61 million, compared to the first quarter of 2022, reflecting higher interest rates and balance sheet mix
•Average loan and lease balances increased $11.6 billion, compared to the first quarter of 2022, reflecting growth in commercial and industrial loans and an increase in commercial mortgage real estate loans
•Average deposit balances decreased $5.1 billion, or 8.8%, compared to the first quarter of 2022, reflecting elevated inflation-related spend, the normalization of pandemic-related deposits, and changing client behavior due to higher interest rates

•Provision for credit losses increased $39 million compared to the first quarter of 2022, as we prepare for more challenging economic conditions
•Noninterest income decreased $28 million, from the first quarter of 2022, driven by a decline in corporate services income and lower investment banking and debt placement fees
•Noninterest expense increased by $14 million, or 3.4%, from the first quarter of 2022, driven by an increase in salaries and incentive compensation

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at March 31, 2023
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At March 31, 2023, total loans outstanding from continuing operations were $120.0 billion, compared to $119.4 billion at December 31, 2022. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 106 of our 2022 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $83.3 billion at March 31, 2023, an increase of $801 million, or 1.0%, compared to December 31, 2022. The increase was driven by growth in commercial and industrial loans, which increased $918 million, or 1.5%.

Figure 8 provides our commercial loan portfolios by industry classification at March 31, 2023, and December 31, 2022.

Figure 8. Commercial Loans by Industry

March 31, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$855	$176	$93	$1,124	1.3%
Automotive	1,791	824	10	2,625	3.1
Business products	2,386	169	36	2,591	3.1
Business services	3,648	244	162	4,054	4.9
Chemicals	990	48	42	1,080	1.3
Commercial real estate	8,989	13,793	10	22,792	27.4
Construction materials and contractors	2,237	289	297	2,823	3.4
Consumer goods	4,180	588	303	5,071	6.1
Consumer services	5,011	870	337	6,218	7.5
Equipment	2,010	118	113	2,241	2.7
Finance	9,201	109	379	9,689	11.6
Healthcare	3,409	1,372	286	5,067	6.1
Metals and mining	1,489	73	92	1,654	2.0
Oil and gas	2,338	42	19	2,399	2.9
Public exposure	2,511	13	540	3,064	3.7
Technology	1,057	12	86	1,155	1.4
Transportation	1,149	171	490	1,810	2.2
Utilities	6,885	5	450	7,340	8.8
Other	429	22	18	469	.5
Total	$60,565	$18,938	$3,763	$83,266	100.0%

December 31, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$907	$171	$96	$1,174	1.4%
Automotive	1,660	741	12	2,413	2.9
Business products	2,332	176	37	2,545	3.1
Business services	3,497	249	167	3,913	4.7
Chemicals	934	31	45	1,010	1.2
Commercial real estate	8,862	13,897	7	22,766	27.6
Construction materials and contractors	2,351	327	309	2,987	3.7
Consumer goods	4,312	544	286	5,142	6.2
Consumer services	4,963	873	346	6,182	7.5
Equipment	1,988	111	113	2,212	2.7
Finance	8,784	111	462	9,357	11.3
Healthcare	3,379	1,348	310	5,037	6.1
Metals and mining	1,453	86	94	1,633	2.0
Oil and gas	2,385	32	20	2,437	3.0
Public exposure	2,526	9	582	3,117	3.8
Technology	914	12	89	1,015	1.2
Transportation	1,139	159	497	1,795	2.2
Utilities	6,725	5	450	7,180	8.7
Other	536	—	14	550	.7
Total	$59,647	$18,882	$3,936	$82,465	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at March 31, 2023, and 50% at December 31, 2022. This portfolio is approximately 87% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $60.6 billion at March 31, 2023, an increase of $918 million, or 1.5%, compared to December 31, 2022. The increase was broad-based and spread across most industry categories with Finance driving 45% of the increase.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 74% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on owners and operators of commercial real estate who not only utilize our loan products, but also our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At March 31, 2023, commercial real estate loans totaled $18.9 billion, which includes $16.3 billion of mortgage loans and $2.6 billion of construction loans. Compared to December 31, 2022, this portfolio increased $56 million, or .3%, driven by growth in multi-family lending. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at March 31, 2023.

Since the pre-global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 14% of commercial real estate loans as of March 31, 2023. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of March 31, 2023, 72% of our construction portfolio are multi-family project loans.

Our office exposure, which only represents 5% of commercial real estate loans at period end, is largely non-gateway city exposure and is currently 85% occupied.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2023
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$23	$231	$267	1.4%	$—	$267
Industrial	46	25	71	137	223	302	20	824	4.4	145	679
Land & Residential	1	3	3	4	3	23	—	37.2		16	21
Lodging	58	—	10	4	21	71	48	212	1.1	23	189
Medical Office	46	—	43	10	21	100	27	247	1.3	47	200
Multifamily	1,108	551	1,263	1,303	2,897	1,412	400	8,934	47.2	1,867	7,067
Office	189	—	171	113	123	295	59	950	5.0	—	950
Retail	251	14	110	182	86	377	233	1,253	6.6	119	1,134
Self Storage	85	13	50	20	80	37	202	487	2.6	3	484
Senior Housing	152	54	146	76	124	120	233	905	4.8	163	742
Skilled Nursing	—	—	—	51	—	222	147	420	2.2	—	420
Student Housing	—	—	—	55	201	—	—	256	1.4	43	213
Other	13	4	9	77	39	78	196	416	2.2	—	416
Total nonowner-occupied	1,958	664	1,876	2,036	3,818	3,060	1,796	15,208	80.3	2,426	12,782
Owner-occupied	1,149	4	375	667	167	1,368	—	3,730	19.7	164	3,566
Total	$3,107	$668	$2,251	$2,703	$3,985	$4,428	$1,796	$18,938	100.0%	$2,590	$16,348

Nonperforming loans	$—	—	—	$15	$—	$6	$38	$59	N/M	$—	$59
Accruing loans past due 90 days or more	—	—	—	—	—	7	—	7	N/M	—	7
Accruing loans past due 30 through 89 days	2	2	1	—	10	2	—	17	N/M	—	17

December 31, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$24	$231	$268	1.4%	$—	$268
Industrial	75	25	101	135	220	284	52	892	4.7	203	689
Land & Residential	1	3	3	3	3	24	—	37.2		15	22
Lodging	58	—	10	4	20	72	41	205	1.1	22	183
Medical Office	47	—	43	9	19	98	25	241	1.3	64	177
Multifamily	1,083	533	1,388	1,264	2,813	1,370	438	8,889	47.1	1,705	7,184
Office	189	1	173	113	128	300	95	999	5.3	—	999
Retail	282	35	112	183	69	395	235	1,311	6.9	106	1,205
Self Storage	85	13	50	20	79	37	202	486	2.6	4	482
Senior Housing	150	57	144	76	118	120	235	900	4.8	194	706
Skilled Nursing	—	—	—	52	—	239	143	434	2.3	—	434
Student Housing	—	—	—	53	199	13	—	265	1.4	39	226
Other	24	4	9	79	42	83	195	436	2.3	2	434
Total nonowner-occupied	2,003	671	2,033	1,995	3,710	3,059	1,892	15,363	81.4	2,354	13,009
Owner-occupied	1,149	5	364	580	128	1,293	—	3,519	18.6	176	3,343
Total	$3,152	$676	$2,397	$2,575	$3,838	$4,352	$1,892	$18,882	100.0%	$2,530	$16,352

Nonperforming loans	$—	—	—	$2	$—	$7	$12	$21	N/M	$—	$21
Accruing loans past due 90 days or more	—	—	—	—	—	8	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	—	—	1	11	—	6	—	18	N/M	—	18

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of March 31, 2023, totaled $36.7 billion, a decrease of $224 million, or .6%, from December 31, 2022. The decrease reflects balance declines across most consumer loan categories, partly offset by growth in our residential mortgage business.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of March 31, 2023, representing 59% of consumer loans outstanding. This is followed by our home equity portfolio representing 21% of consumer loans outstanding at March 31, 2023.

We held the first lien position for approximately 66% of the home equity portfolio at both March 31, 2023, and December 31, 2022. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2022 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
March 31, 2023
Washington	$4,685	$1,068	$235	$85	$1	$6,074
Ohio	2,782	1,131	326	198	4	4,441
New York	850	2,187	770	336	1	4,144
Colorado	3,038	293	161	32	—	3,524
California	2,365	14	529	3	6	2,917
Oregon	1,287	618	115	42	—	2,062
Pennsylvania	458	560	402	59	3	1,482
Florida	857	44	444	13	6	1,364
Connecticut	822	277	118	27	1	1,245
Utah	846	267	69	18	—	1,200
Other	3,642	1,247	3,190	156	17	8,252
Total	$21,632	$7,706	$6,359	$969	$39	$36,705

December 31, 2022
Washington	$4,621	$1,100	$253	$87	$2	$6,063
Ohio	2,766	1,173	347	214	5	4,505
New York	840	2,256	770	359	1	4,226
Colorado	3,006	301	171	32	—	3,510
California	2,357	16	538	4	6	2,921
Oregon	1,268	630	117	43	—	2,058
Pennsylvania	459	580	403	61	3	1,506
Florida	851	45	453	14	6	1,369
Texas	336	3	397	4	3	743
Illinois	134	3	212	2	1	352
Other	4,763	1,844	2,847	206	16	9,676
Total	$21,401	$7,951	$6,508	$1,026	$43	$36,929

Figure 11 summarizes our loan sales for the three months ended March 31, 2023, and all of 2022.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2023
First quarter	$123	$1,121	$164	$135	$1,543
Total	$123	$1,121	$164	$135	$1,543
2022
Fourth quarter	$33	$2,774	$114	$235	$3,156
Third quarter	211	1,882	43	353	2,489
Second quarter	41	1,851	150	496	2,538
First quarter	1,469	1,909	39	901	4,318
Total	$1,754	$8,416	$346	$1,985	$12,501

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Commercial real estate loans	$493,865	$488,478	$485,342	$479,974	$469,371
Residential mortgage	10,951	11,026	11,014	10,948	10,756
Education loans	294	312	341	366	389
Commercial lease financing	1,673	1,646	1,619	1,418	1,195
Commercial loans	712	723	727	724	740
Consumer direct	480	509	536	575	621
Consumer indirect	1,316	1,536	1,766	2,039	2,354
Total	$509,291	$504,230	$501,345	$496,044	$485,426

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.8 billion of the $509.3 billion of loans administered or serviced at March 31, 2023. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $49.1 billion at March 31, 2023, compared to $47.8 billion at December 31, 2022. Available-for-sale securities were $39.5 billion at March 31, 2023, compared to $39.1 billion at December 31, 2022. Held-to-maturity securities were $9.6 billion at March 31, 2023, and $8.7 billion at December 31, 2022.

As shown in Figure 13, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, refer to our 2022 Form 10-K within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Securities” and Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.” Additionally refer to Note 6 (“Securities”) within this report.

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	March 31, 2023	December 31, 2022
FHLMC & FNMA	$26,138	$25,371
GNMA	12,173	11,620
Total (a)	$38,311	$36,991

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Total	Weighted-Average Yield (b)
March 31, 2023
Remaining maturity:
One year or less	$1,774	$59	$2	$52	$1,887.46%
After one through five years	7,476	1,979	2,889	2,332	14,676	1.37
After five through ten years	157	11,211	750	6,058	18,176	1.98
After ten years	107	3,176	259	1,217	4,759	1.82
Fair value	$9,514	$16,425	$3,900	$9,659	$39,498	—
Amortized cost	$10,027	$19,770	$4,534	$10,848	$45,179	1.68%
Weighted-average yield (b)	.59%	1.66%	1.59%	2.76%	1.68%	—
Weighted-average maturity	1.6 years	8.1 years	4.9 years	7.3 years	6.1 years	—
December 31, 2022
Fair value	$9,415	$16,433	$3,920	$9,349	$39,117	—
Amortized cost	10,044	20,180	4,616	10,712	45,552	1.67%
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2023
Remaining maturity:
One year or less	$10	$—	$5	$2	$4	$21	2.50%
After one through five years	2,187	124	1,958	1,217	11	5,497	3.15
After five through ten years	2,553	53	585	—	—	3,191	3.80
After ten years	816	—	36	—	—	852	4.23
Amortized cost	$5,566	$177	$2,584	$1,219	$15	$9,561	3.46%
Fair value	$5,349	$165	$2,402	$1,155	$14	$9,085	—
Weighted-average yield (b)	3.86%	2.87%	3.30%	2.10%	2.78%	3.46%	—
Weighted-average maturity	6.5 years	5.4 years	4.3 years	1.3 years	2.6 years	5.2 years	—
December 31, 2022
Amortized cost	$4,586	$181	$2,522	$1,407	$14	$8,710	3.18%
Fair value	4,308	165	2,315	1,311	14	8,113	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at March 31, 2023

Our highly diversified and retail-oriented deposit base is our primary source of funding. At March 31, 2023, our deposits totaled $144.1 billion, an increase of $1.6 billion compared to December 31, 2022. The increase reflects seasonal inflows offset by shifting client behavior due to higher interest rates and recent market disruption.

Average deposits totaled $143.4 billion for the first quarter of 2023, a decrease of $6.8 billion compared to the year-ago quarter and by $2.3 billion compared to the fourth quarter of 2022. The declines, which are concentrated in retail deposits, reflect an increase in inflation-related spend, the normalization of pandemic-related deposits, and changing client behavior due to higher interest rates and current market conditions. Average deposits at March 31, 2023 were also impacted by normal seasonal inflows.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. Figure 17 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 17. Estimated Uninsured Deposits

Dollars in billions	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Uninsured deposits(a)	$63.3	$67.1	$69.7	$71.6	$73.1
Total deposits	144.1	142.6	144.9	145.9	148.7
Uninsured % of Deposits	44%	47%	48%	49%	49%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$8.3	$8.4	$8.3	$7.6	$6.6
As of March 31, 2023, approximately $13.7 billion of uninsured deposits were collateralized by government-backed securities.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $34.2 billion at March 31, 2023, compared to $28.8 billion at December 31, 2022. The increase reflects unexpected balance sheet volatility stemming from recent market disruption and, in accordance with our liquidity risk management processes, our desire to maintain increased levels of cash at the Federal Reserve. For more information regarding our wholesale funds, see Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

Capital

The objective of capital management is to maintain capital levels consistent with our risk appetite and of a sufficient amount to operate under a wide range of economic conditions. Our current capital levels positions us well to execute against our capital priorities including supporting organic growth and paying dividends.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 19 (“Shareholders' Equity”).

COMMON SHAREHOLDER PAYOUT (IN MILLIONS)
$182
$44
$182
$—
$182
$—
$190
$—
$192
$72
1Q22
2Q22
3Q22
4Q22
1Q23
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the first quarter of 2023. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 17 in the “Supervision and Regulation” section of our 2022 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 29,428 holders of record at March 31, 2023. Our book value per Common Share was $12.70 based on 935.2 million shares outstanding at March 31, 2023, compared to $11.79 per Common Share based on 933.3 million shares outstanding at December 31, 2022. At March 31, 2023, our tangible book value per Common Share was $9.67, compared to $8.75 per Common Share at December 31, 2022.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2023	2022
In thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	933,325	932,938	932,643	932,398	928,850
Open market repurchases and return of shares under employee compensation plans	(4,333)	(2)	(3)	(24)	(1,707)
Shares issued under employee compensation plans (net of cancellations)	6,237	389	298	269	5,255
Shares outstanding at end of period	935,229	933,325	932,938	932,643	932,398

As shown above, Common Shares outstanding increased by 1.9 million shares during the first quarter of 2023.

At March 31, 2023, we had 321.5 million treasury shares, compared to 323.4 million treasury shares at December 31, 2022. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2023. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.3% at March 31, 2023, compared to 7.1% at December 31, 2022. Our tangible common equity to tangible assets ratio was 4.6% at March 31, 2023, compared to 4.4% at December 31, 2022. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at March 31, 2023, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at March 31, 2023, and December 31, 2022, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 170 of our 2022 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	March 31, 2023	December 31, 2022
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,322	$13,454
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	118	178
	Common Equity Tier 1 capital before adjustments and deductions	11,994	11,186
Less:	Goodwill, net of deferred taxes	2,608	2,612
	Intangible assets, net of deferred taxes	78	88
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,283)	(4,857)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(916)	(1,160)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(275)	(277)
	Total Common Equity Tier 1 capital	$14,781	$14,779
TIER 1 CAPITAL
Common Equity Tier 1		$14,781	$14,779
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$17,227	$17,225
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$2,144	$2,200
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,521	1,351
Less:	Deductions	—	—
	Total Tier 2 capital	3,665	3,551
	Total risk-based capital	$20,892	$20,776
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$126,503	$125,900
Risk-weighted off-balance sheet exposure		35,422	35,745
Market risk-equivalent assets		1,084	826
Gross risk-weighted assets		163,009	162,471
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$163,009	$162,471
AVERAGE QUARTERLY TOTAL ASSETS		$195,023	$193,986
CAPITAL RATIOS
Tier 1 risk-based capital		10.57%	10.60%
Total risk-based capital		12.82%	12.79%
Leverage (d)		8.83%	8.88%
Common Equity Tier 1		9.07%	9.10%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $19 million and $21 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2023, and December 31, 2022, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented under the heading “Risk Management” beginning on page 72 of our 2022 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities, will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 109 of our 2022 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At March 31, 2023, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance, see “Market Risk Management” beginning on page 74 of our 2022 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. Historical scenarios are customized for specific positions, and numerous risk factors are incorporated in the calculation. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancellable provisions. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance, and assumptions, see “Market Risk Management” on page 74 of our 2022 Form 10-K.

Actual losses for the total covered portfolios did not exceed aggregate daily VaR on any day during the quarters ended March 31, 2023, and March 31, 2022. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.7 million at March 31, 2023, and $1.1 million at March 31, 2022. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2023, and March 31, 2022.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.3	$.4	$.8	$1.1	$1.7	$.4	$1.0	$.8
Derivatives:
Interest rate	$.7	$.3	$.4	$.4	$.4	$.1	$.2	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.3 million at March 31, 2023, and $2.7 million at March 31, 2022. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2023, and March 31, 2022.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$2.2	$.9	$1.6	$1.6	$4.5	$1.3	$3.0	$2.1
Derivatives:
Interest rate	$.8	$.2	$.5	$.5	$.8	$.2	$.4	$.3

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $3.0 million at March 31, 2023, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2022 Form 10-K, bank regulators have issued guidance advising against the use of LIBOR in its current form for new contracts. For most financial products, the most common alternative reference rates have been, and are expected to be, SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that are subject to amendment or a transition by their terms. We have established an enterprise-wide program to identify and address all LIBOR transition issues related to legacy LIBOR contracts. We are collaborating closely with regulators and industry groups on the transition and closely monitoring industry practices related to LIBOR alternatives. The goals of our LIBOR transition program include:

•Identifying and analyzing LIBOR-based exposure and developing and executing transition strategies;
•Reviewing and updating near-term strategies and actions for existing LIBOR-based contracts not yet transitioned;
•Assessing financial impacts and risks while planning and executing mitigation actions;
•Understanding and strategically addressing the current market approach to LIBOR relative to transitioning to alternative reference rates, including the impact of the LIBOR Act and the Federal Reserve’s regulations as well as the FCA’s policy decisions related to so-called synthetic USD LIBOR; and
•Determining and executing system and process work to be operationally ready for credit sensitive benchmarks.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we have implemented various SOFR-based benchmarks as determined by the affected line of business, including but not limited to, Daily Simple SOFR in Arrears, SOFR Compounded in Arrears, SOFR Averages in Advance, and Term SOFR. We are actively quoting alternative indexes other than LIBOR, such as SOFR and Term SOFR, and are originating new loans in those indexes. We have also originated a small number of new loans using credit sensitive rates in a limited and managed fashion.

We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We have assessed the LIBOR fallback language in those contracts, have devised a strategy to address the LIBOR transition for those contracts, and are in the process of remediating such contracts. Our progress is well-paced to complete the remediation of the LIBOR portfolio by June 30, 2023. We are leveraging recommendations made by the ARRC and ISDA that are tailored to our specific client segments. We also have evaluated the impact of the LIBOR Act on our transition strategy. The legislation provides a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate.

As of March 31, 2023, Key had the following instruments that were either directly or indirectly dependent on LIBOR.

Dollars in millions	Maturity through June 30, 2023	Maturity past June 30, 2023
Outstanding balance of loans	$703	$8,310
Notional value of derivative contracts	6,874	67,793
Investment securities	—	525
Debt and equity instruments	—	1,276

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

Figure 22 presents the results of the simulation analysis at March 31, 2023, and March 31, 2022. At March 31, 2023, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has decreased as a result of higher funding costs and a funding mix change to more rate sensitive instruments compared to the March 31, 2022 analysis. Current modeled exposure is within the Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	March 31, 2023		March 31, 2022
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	Mid 40s	N/A	Low 30s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	1.37%	(3.27)%	(4.35)%	3.33%

+200 NII at risk beta sensitivity	March 31, 2023
Beta assumption	Mid 40s	Low 40s	Mid 30s	Low 30s
Interest rate risk assessment	(3.27)%	(2.26)%	(1.25)%	(0.24)%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 21 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 105 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The policy decline scenario is equal to the current Fed Target Rate capped at 200 basis points. As of March 31, 2023, the policy decline scenario is minus 200 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of March 31, 2023.

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

Figure 23 shows all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently to reflect broader A/LM objectives and the balance sheet positions to be hedged. For more information about how interest rate swaps are used to manage the risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2023
				Weighted-Average			December 31, 2022
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$27,000	$(1,212)		2.1	1.3%	4.8%	$28,450	$(1,503)
Receive fixed/pay variable — conventional debt	9,810	(394)		4.3	2.3	4.7	10,995	(551)
Receive fixed/pay variable — forward A/LM	4,000	16		3.3	3.5	4.0	1,300	(8)
Receive fixed/pay variable — forward debt	1,425	(4)		7.3	3.1	4.3	—	—
Pay fixed/receive variable — conventional debt	50	—		5.3	4.8	3.6	50	1
Pay fixed/receive variable — forward securities	—	—		—	—	—	—	—
Pay fixed/receive variable — securities	1,405	53		2.4	4.7	2.9	405	48
Total portfolio swaps	$43,690	$(1,541)	(b)	2.8	1.7%	4.2%	$41,200	$(2,013)	(b)

Floors — forward purchased	3,250	44		2.9	—	—	$—	$—
Floors — forward sold	3,250	(20)		2.9	—	—	—	—
Total floors	6,500	24		—	—	—	$—	$—

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Excludes accrued interest of $53 million and $62 million at March 31, 2023, and December 31, 2022, respectively.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics, political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. For a discussion of certain risks which may impact our liquidity, see Part II, Item 1A. "Risk Factors" in this report. For more information on recent liquidity activity, see the header "Our liquidity position and recent activity" in this report below.

Our credit ratings at March 31, 2023, are shown in Figure 24. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors. On April 21, 2023, Moody’s affirmed all long-term and short-term ratings and assessments of KeyCorp and KeyBank, while changing KeyCorp and KeyBank’s rating outlook from “stable” to “negative” related to uncertainty in the banking industry following the recent bank failures. The change in outlook was part of a broader action by Moody’s whereby the macro profile of the U.S. banking system was lowered reflecting general concern around the banking industry as a whole. KeyCorp and KeyBank’s rating outlook from Standard & Poor’s, Fitch Ratings, Inc., and DBRS, Inc., remain unchanged and are listed as “stable”.

Figure 24. Credit Ratings

March 31, 2023	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 84% as of March 31, 2023. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Our available contingent liquidity at March 31, 2023, totaled $76.9 billion, consisting of $16.1 billion of unpledged securities, $8.4 billion of net balances of federal funds sold and balances in our Federal Reserve account, $45.5 billion of unused secured borrowing capacity at the Federal Reserve Bank of Cleveland, and $6.9 billion of unused secured borrowing capacity at the FHLB. During the first quarter of 2023, our secured term borrowings increased $5.5 billion as additional advances were taken to increase the level of cash held in our Federal Reserve Account.

We have several liquidity programs, which are described in Note 20 (“Long-term Debt”) beginning on page 164 of our 2022 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. On January 26, 2023, KeyBank issued the following notes under the bank note program: $1 billion of Fixed Rate Senior Bank Notes due January 26, 2033, and $500 million of Fixed Rate Senior Bank Notes due January 26, 2026.

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

At March 31, 2023, KeyCorp held $3.0 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. KeyCorp had no debt issuances during the first quarter of 2023. During the first quarter of 2023, KeyBank paid $150 million cash dividends to KeyCorp. As of March 31, 2023, KeyBank had regulatory capacity to pay $2.6 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased primarily from an increase in cash balances. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution. In response to the recent market volatility driven by the recent bank failures, Key has initiated heightened monitoring for liquidity and funding. This heightened monitoring includes daily updates to senior management centered on balance sheet flows and reserve balances held at the Federal Reserve. We have also increased the level of cash held at the Federal Reserve in the event there is an unexpected funding outflow.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or Common Shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 45 of our 2022 Form 10-K and Part II, Item 2 of this Form 10-Q. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2023, and March 31, 2022.

For more information regarding liquidity governance structure, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 80 of our 2022 Form 10-K as well as the disclosure included in Part II, Item 1A. “Risk Factors” of this report.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. We also set and monitor industry concentration and correlation risk by setting appropriate limits and tolerances to achieve balanced and acceptable portfolio composition levels with our desired risk profile. We set, measure, and manage that risk consideration of both internal and external industry performance metrics, domestic and global economic data, and by allocating capital adequacy stress test supported capacity.

With highly uncertain economic conditions, we maintain diligent and vigilant portfolio monitoring activities in keeping with our credit risk framework. These activities include proactive higher risk portfolio segment detailed reviews. This allows us greater insight to support our credit loss guidance. All financial institutions will experience credit portfolio migration. Understanding and effectively managing these portfolios allow us to minimize ultimate economic loss, while supporting our fulsome relationship clients.

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 107 of our 2022 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at March 31, 2023, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 25, our ALLL from continuing operations increased by $43 million, or 3.2%, from December 31, 2022. The commercial ALLL increased by $20 million, or 2.3%, from December 31, 2022, through March 31, 2023. Our consumer ALLL increased by $23 million, or 4.9%, from December 31, 2022, through March 31, 2023. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 25. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2023			December 31, 2022
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$605	43.8%	50.5%	$601	45.0%	50.0%
Commercial real estate:
Commercial mortgage	218	15.8	13.6	203	15.2	13.7
Construction	28	2.0	2.2	28	2.1	2.1
Total commercial real estate loans	246	17.8	15.8	231	17.3	15.8
Commercial lease financing	33	2.4	3.1	32	2.4	3.3
Total commercial loans	884	64.0	69.4	864	64.7	69.1
Real estate — residential mortgage	212	15.4	18.0	196	14.7	17.9
Home equity loans	96	7.0	6.4	98	7.3	6.6
Consumer direct loans	116	8.4	5.3	111	8.3	5.4
Credit cards	71	5.1	0.8	66	4.9	0.9
Consumer indirect loans	1	0.1	0.1	2	0.1	0.1
Total consumer loans	496	36.0	30.6	473	35.3	30.9
Total ALLL — continuing operations (a)	$1,380	100.0%	100.0%	$1,337	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $19 million at March 31, 2023, and $21 million at December 31, 2022.

Net loan charge-offs

Figure 26 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 28. Figure 27 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended March 31, 2023, increased $12 million compared to the year-ago quarter.

Figure 26. Net Loan Charge-offs from Continuing Operations (a)

	2023	2022
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$27	$17	$36	$31	$19
Real estate — Commercial mortgage	5	12	1	2	3
Real estate — Construction	—	—	—	(1)	—
Commercial lease financing	(2)	(2)	(1)	(1)	2
Total commercial loans	30	27	36	31	24
Real estate — Residential mortgage	(1)	(3)	—	(3)	(1)
Home equity loans	—	—	(1)	(1)	—
Consumer direct loans	9	8	4	9	5
Credit cards	8	7	5	7	5
Consumer indirect loans	(1)	2	(1)	1	—
Total consumer loans	15	14	7	13	9
Total net loan charge-offs	$45	$41	$43	$44	$33
Net loan charge-offs to average loans	.15%	.14%	.15%	.16%	.13%
Net loan charge-offs from discontinued operations — education lending business	$1	$2	$—	$—	$2
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2023	2022
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	0.18%	0.12%	0.25%	0.23%	0.15%
Real estate — commercial mortgage	0.12	0.29	0.02	0.05	0.08
Real estate — construction	—	—	—	(0.19)	—
Commercial lease financing	(0.21)	(0.21)	(0.10)	(0.11)	0.21
Total commercial loans	0.15	0.13	0.18	0.17	0.13
Real estate — residential mortgage	(0.02)	(0.06)	—	(0.07)	(0.02)
Home equity loans	—	—	(0.05)	(0.05)	—
Consumer direct loans	0.57	0.47	0.23	0.55	0.34
Credit cards	3.30	2.80	2.05	2.98	2.18
Consumer indirect loans	(9.89)	17.25	(7.63)	6.80	—
Total consumer loans	0.17	0.15	0.08	0.15	0.12
Total net loan charge-offs	0.15%	0.14%	0.15%	0.16%	0.13%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
Dollars in millions	2023	2022
Average loans outstanding	$119,837	$103,762
Allowance for loan and lease losses at beginning of period	1,337	1,061
Loans charged off:
Commercial and industrial	35	30
Real estate — commercial mortgage	5	4
Real estate — construction	—	—
Commercial lease financing	(1)	2
Total commercial loans	39	36
Real estate — residential mortgage	—	(1)
Home equity loans	1	1
Consumer direct loans	11	7
Credit cards	9	7
Consumer indirect loans	—	1
Total consumer loans	21	15
Total loans charged off	60	51
Recoveries:
Commercial and industrial	8	11
Real estate — commercial mortgage	—	1
Real estate — construction	—	—
Commercial lease financing	1	—
Total commercial loans	9	12
Real estate — residential mortgage	1	—
Home equity loans	1	1
Consumer direct loans	2	2
Credit cards	1	2
Consumer indirect loans	1	1
Total consumer loans	6	6
Total recoveries	15	18
Net loan charge-offs	(45)	(33)
Provision (credit) for loan and lease losses	88	77
Allowance for loan and lease losses at end of period	$1,380	$1,105
Liability for credit losses on off-balance sheet exposures at beginning of period	225	160
Provision (credit) for losses on off-balance sheet exposures	51	6
Liability for credit losses on off-balance sheet exposures at end of period(a)	$276	$166
Total allowance for credit losses at end of period	$1,656	$1,271
Net loan charge-offs to average total loans	.15%	.13%
Allowance for loan and lease losses to period-end loans	1.15	1.04
Allowance for credit losses to period-end loans	1.38	1.19
Allowance for loan and lease losses to nonperforming loans	331.7	251.7
Allowance for credit losses to nonperforming loans	398.1	289.5

Discontinued operations — education lending business:
Loans charged off	$1	$2
Recoveries	—	—
Net loan charge-offs	$(1)	$(2)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 29 shows the composition of our nonperforming assets. As shown in Figure 29, nonperforming assets at March 31, 2023, increased $27 million from December 31, 2022. This increase was primarily driven by two healthcare related loans suffering from lingering pandemic impacts.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2022 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 29. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Commercial and industrial	$170	$174	$169	$197	$186
Real estate — commercial mortgage	59	21	34	35	40
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	59	21	34	35	40
Commercial lease financing	1	1	2	2	3
Total commercial loans (b)	230	196	205	234	229
Real estate — residential mortgage	75	77	66	67	73
Home equity loans	104	107	112	120	129
Consumer direct loans	3	3	3	3	4
Credit cards	3	3	3	3	3
Consumer indirect loans	1	1	1	2	1
Total consumer loans	186	191	185	195	210
Total nonperforming loans (c)	416	387	390	429	439
OREO	13	13	12	9	8
Nonperforming loans held for sale	18	20	17	25	20
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$447	$420	$419	$463	$467
Accruing loans past due 90 days or more	$55	$60	$47	$41	$55
Accruing loans past due 30 through 89 days	164	180	187	137	122
Nonperforming assets from discontinued operations — education lending business	3	3	3	3	4
Nonperforming loans to period-end portfolio loans	.35%	.32%	.34%	.38%	.41%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.37	.35	.36	.41	.44
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)On January 1, 2023, Key adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. In connection with the adoption of this guidance, nonperforming loans as of March 31, 2023, includes certain loans which were modified for borrowers experiencing financial difficulty. Prior period amounts included nonperforming troubled debt restructurings (TDRs), for which accounting guidance was eliminated upon adoption of ASU 2022-02 on January 1, 2023. See Note 1 (“Basis of Presentation and Accounting Policies”) of this report for more information on Key’s adoption of this ASU.

Figure 30 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 30. Summary of Changes in Nonperforming Loans from Continuing Operations

	2023	2022
Dollars in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$387	$390	$429	$439	$454
Loans placed on nonaccrual status	143	113	80	118	87
Charge-offs	(60)	(67)	(68)	(59)	(50)
Loans sold	(2)	(4)	(3)	(8)	—
Payments	(31)	(22)	(29)	(35)	(27)
Transfers to OREO	(2)	(1)	(1)	(2)	(1)
Loans returned to accrual status	(19)	(22)	(18)	(24)	(24)
Balance at end of period	$416	$387	$390	$429	$439

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

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. The Compliance Risk Management Program serves the same function in managing compliance risk for Key. The Operational Risk Committee and the Compliance Risk Committee support the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. Both the Operational Risk Committee and the Compliance Risk Committee include attendees from each of the Three Lines of Defense. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee and Compliance Risk Committee are senior management committees that oversee our level of operational and compliance risk and direct and support our operational and compliance infrastructure and related activities. These committees and the Operational Risk Management and Compliance Risk Management functions are an integral part of our ERM Program. Our Risk Review function regularly assesses the overall effectiveness of our Operational Risk Management and Compliance Risk Management Programs and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee and updates the Risk Committee, as appropriate, on matters related to the oversight of these controls.

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, shut down access to systems for ransom, or cause other damage. As the threat landscape continues to evolve, critical infrastructure, including financial services, remains a top target for cyberattacks. The remote work environment utilized by our employees and our third-party service providers inherently introduces additional risk. Additionally, we face heightened risk of cyberattacks in the near term because of recent geopolitical events, which may result in increased attacks against U.S. critical infrastructure, including financial institutions. Cyberattacks may include, but are not limited to, attacks that are intended to disrupt or disable banking services and prevent banking transactions, attempts to breach the security of systems and data, and social engineering attempts aimed at tricking employees and clients into providing sensitive information or executing financial transactions.

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

As described in more detail starting on page 72 of our 2022 Form 10-K under the heading “Risk Management — Overview,” the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. Board members are updated on cybersecurity matters at each regularly-scheduled Board meeting. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

		Three months ended
Dollars in millions		3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$14,322	$13,454	$13,290	$14,427	$15,308
Less:	Intangible assets (a)	2,836	2,844	2,856	2,868	2,810
	Preferred Stock (b)	2,446	2,446	2,446	1,856	1,856
	Tangible common equity (non-GAAP)	$9,040	$8,164	$7,988	$9,703	$10,642
Total assets (GAAP)		$197,519	$189,813	$190,051	$187,008	$181,221
Less:	Intangible assets (a)	2,836	2,844	2,856	2,868	2,810
	Tangible assets (non-GAAP)	$194,683	$186,969	$187,195	$184,140	$178,411
	Tangible common equity to tangible assets ratio (non-GAAP)	4.6%	4.4%	4.3%	5.3%	6.0%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$13,817	$13,168	$14,614	$14,398	$16,780
Less:	Intangible assets (average) (c)	2,841	2,851	2,863	2,827	2,814
	Preferred Stock (average)	2,500	2,500	2,148	1,900	1,900
	Average tangible common equity (non-GAAP)	$8,476	$7,817	$9,603	$9,671	$12,066
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$275	$356	$513	$504	$420
Average tangible common equity (non-GAAP)		8,476	7,817	9,603	9,671	12,066
Return on average tangible common equity from continuing operations (non-GAAP)		13.2%	18.1%	21.2%	20.9%	14.1%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$276	$356	$515	$507	$421
Average tangible common equity (non-GAAP)		8,476	7,817	9,603	9,671	12,066
Return on average tangible common equity consolidated (non-GAAP)		13.2%	18.1%	21.3%	21.0%	14.2%
(a)For the three months ended March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, intangible assets exclude $1 million, $2 million, $2 million, $2 million, and $2 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, average intangible assets exclude $1 million, $2 million, $2 million, $2 million, and $3 million, respectively, of average purchased credit card receivables.

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

		Three months ended
Dollars in millions		3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Cash efficiency ratio
Noninterest expense (GAAP)		$1,176	$1,156	$1,106	$1,078	$1,070
Less:	Intangible asset amortization	10	12	12	12	11
Adjusted noninterest expense (non-GAAP)		$1,166	$1,144	$1,094	$1,066	$1,059
Net interest income (GAAP)		$1,099	$1,220	$1,196	$1,097	$1,014
Plus:	Taxable-equivalent adjustment	7	7	7	7	6
	Noninterest income (GAAP)	608	671	683	688	676
Total taxable-equivalent revenue (non-GAAP)		$1,714	$1,898	$1,886	$1,792	$1,696
Cash efficiency ratio (non-GAAP)		68.0%	60.3%	58.0%	59.5%	62.4%

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 105 of our 2022 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 92 through 94 of our 2022 Form 10-K. During the three months ended March 31, 2023, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2023

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
The guidance is not expected to have a material impact on Key’s financial condition or results of operations.
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323)	January 1, 2024 Early adoption is permitted.	Reporting entities may elect to account for their tax equity investments, not limited to LIHTC structures, using the proportional amortization method as long as certain criteria are met. Entities must make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. Also, LIHTC investments not accounted for using the proportional amortization method will no longer be allowed to use the delayed equity contribution guidance. Further, accounting guidance in ASC 323-740 is now only applicable to tax equity investments accounted for using the proportional amortization method.

		The guidance should be applied on a modified retrospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$784	$887
Short-term investments	8,410	2,432
Trading account assets	1,118	829
Securities available for sale	39,498	39,117
Held-to-maturity securities (fair value: $9,085 and $8,113)	9,561	8,710
Other investments	1,587	1,308
Loans, net of unearned income of $353 and $368	119,971	119,394
Less: Allowance for loan and lease losses	(1,380)	(1,337)
Net loans	118,591	118,057
Loans held for sale (a)	1,211	963
Premises and equipment	628	636
Goodwill	2,752	2,752
Other intangible assets	85	94
Corporate-owned life insurance	4,372	4,369
Accrued income and other assets	8,512	9,223
Discontinued assets	410	436
Total assets	$197,519	$189,813
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	106,841	101,761
Noninterest-bearing deposits	37,307	40,834
Total deposits	144,148	142,595
Federal funds purchased and securities sold under repurchase agreements	1,374	4,077
Bank notes and other short-term borrowings	10,061	5,386
Accrued expense and other liabilities	4,861	4,994
Long-term debt	22,753	19,307
Total liabilities	183,197	176,359
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,207	6,286
Retained earnings	15,700	15,616
Treasury stock, at cost (321,472,743 and 323,377,500 shares)	(5,868)	(5,910)
Accumulated other comprehensive income (loss)	(5,474)	(6,295)
Total equity	14,322	13,454
Total liabilities and equity	$197,519	$189,813

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $45 million at March 31, 2023, and $24 million at December 31, 2022.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2023	2022
INTEREST INCOME
Loans	$1,476	$837
Loans held for sale	13	12
Securities available for sale	194	173
Held-to-maturity securities	74	46
Trading account assets	12	6
Short-term investments	42	4
Other investments	13	2
Total interest income	1,824	1,080
INTEREST EXPENSE
Deposits	350	14
Federal funds purchased and securities sold under repurchase agreements	22	—
Bank notes and other short-term borrowings	78	3
Long-term debt	275	49
Total interest expense	725	66
NET INTEREST INCOME	1,099	1,014
Provision for credit losses	139	83
Net interest income after provision for credit losses	960	931
NONINTEREST INCOME
Trust and investment services income	128	136
Investment banking and debt placement fees	145	163
Cards and payments income	81	80
Service charges on deposit accounts	67	91
Corporate services income	76	91
Commercial mortgage servicing fees	46	36
Corporate-owned life insurance income	29	31
Consumer mortgage income	11	21
Operating lease income and other leasing gains	25	32
Other income	—	(5)
Total noninterest income	608	676
NONINTEREST EXPENSE
Personnel	701	630
Net occupancy	70	73
Computer processing	92	77
Business services and professional fees	45	53
Equipment	22	23
Operating lease expense	20	28
Marketing	21	28
Other expense	205	158
Total noninterest expense	1,176	1,070
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	392	537
Income taxes	81	90
INCOME (LOSS) FROM CONTINUING OPERATIONS	311	447
Income (loss) from discontinued operations	1	1
NET INCOME (LOSS)	312	448
Less: Net income (loss) attributable to noncontrolling interests	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$312	$448
Income (loss) from continuing operations attributable to Key common shareholders	$275	$420
Net income (loss) attributable to Key common shareholders	276	421
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.30	$.45
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.30	.46
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.30	$.45
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.30	.45
Weighted-average Common Shares outstanding (000)	926,490	922,941
Effect of Common Share options and other stock awards	7,314	10,692
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	933,804	933,634

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended March 31,
(Unaudited)	2023	2022
Net income (loss)	$312	$448
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(181) and $562	575	(1,784)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(77) and $177	245	(561)
Net pension and postretirement benefit costs, net of income taxes of $0 and $(1)	1	2
Total other comprehensive income (loss), net of tax	821	(2,343)
Comprehensive income (loss)	1,133	(1,895)
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Key	$1,133	$(1,895)

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						312			312
Other comprehensive income (loss)								821	821
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.205 per share)						(192)			(192)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Open market Common Share repurchases		(2,550)					(38)		(38)
Employee equity compensation program Common Share repurchases		(1,783)			—		(34)		(34)
Common shares reissued (returned) for stock options and other employee benefit plans		6,237			(73)		114		41
BALANCE AT MARCH 31, 2023	1,996	935,229	$2,500	$1,257	$6,207	$15,700	$(5,868)	$(5,474)	$14,322

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						448			448
Other comprehensive income (loss)								(2,343)	(2,343)
Deferred compensation					(7)				(7)
Cash dividends declared
Common Shares ($.195 per share)						(182)			(182)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Open market Common Share repurchases		—					—		—
Employee equity compensation program Common Share repurchases		(1,707)			—		(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		5,255			(57)		96		39
BALANCE AT MARCH 31, 2022	1,396	932,398	$1,900	$1,257	$6,214	$14,793	$(5,927)	$(2,929)	$15,308

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Three months ended March 31,
(Unaudited)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$312	$448
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	139	83
Depreciation and amortization expense, net	36	40
Accretion of acquired loans	5	5
Increase in cash surrender value of corporate-owned life insurance	(26)	(27)
Stock-based compensation expense	34	29
Deferred income taxes (benefit)	75	124
Proceeds from sales of loans held for sale	1,534	4,317
Originations of loans held for sale, net of repayments	(1,779)	(2,711)
Net losses (gains) on sales of loans held for sale	(15)	(48)
Net losses (gains) on leased equipment	(1)	(1)
Net securities losses (gains)	—	—
Net losses (gains) on sales of fixed assets	12	(6)
Net decrease (increase) in trading account assets	(289)	(147)
Net transfers of loans held for sale	—	—
Other operating activities, net	681	(1,225)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	718	881
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(5,978)	7,129
Purchases of securities available for sale	(200)	(2,515)
Proceeds from sales of securities available for sale	—	—
Proceeds from prepayments and maturities of securities available for sale	563	1,534
Proceeds from prepayments and maturities of held-to-maturity securities	333	673
Purchases of held-to-maturity securities	(1,179)	(4)
Purchases of other investments	(493)	(111)
Proceeds from sales of other investments	204	5
Proceeds from prepayments and maturities of other investments	3	4
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(613)	(4,793)
Proceeds from sales of portfolio loans	25	49
Proceeds from corporate-owned life insurance	22	14
Purchases of premises, equipment, and software	(24)	(18)
Proceeds from sales of premises and equipment	1	7
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,336)	1,974
FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,553	(3,909)
Net increase (decrease) in short-term borrowings	1,972	2,060
Net proceeds from issuance of long-term debt	4,490	4,001
Payments on long-term debt	(1,201)	(4,989)
Issuance of preferred shares	—	—
Open market common share repurchases	(38)	—
Employee equity compensation program Common Share repurchases	(34)	(44)
Net proceeds from reissuance of Common Shares	1	5
Cash dividends paid	(228)	(208)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,515	(3,084)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(103)	(229)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	887	913
CASH AND DUE FROM BANKS AT END OF PERIOD	$784	$684
Additional disclosures relative to cash flows:
Interest paid	$426	$58
Income taxes paid (refunded)	46	19
Noncash items:
Reduction of secured borrowing and related collateral	$2	$2
Loans transferred to portfolio from held for sale	17	—
Loans transferred to held for sale from portfolio	4	—
Loans transferred to OREO	3	1
CMBS risk retentions	52	—
ABS risk retentions	8	10

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2022 Form 10-K.

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

The guidance should be applied on a prospective, retrospective or modified retrospective basis depending on the amendment.
The adoption of this guidance did not have a material impact on Key’s financial condition or results of operations.
ASU 2022-02, Financial Instruments —Credit Losses (Topic 326)	January 1, 2023 Early adoption is permitted	The amendments eliminate TDR guidance and
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
As part of the adoption of this guidance, Key elected to discontinue use of a discounted cash flow (DCF) methodology and apply its portfolio-based allowance approach to non-collateral dependent modified loans. The adoption did not result in a material impact on Key’s financial condition or results of operations.

Additionally, disclosures for gross charges-offs and loan modifications made to borrowers experiencing financial difficulty have been included in Note 4 (Asset Quality).

The following are additional disclosures about our significant accounting policies updated in the first quarter of 2023 or impacted by the adoption of ASU 2022-02.

Loans

Effective January 1, 2023, we adopted the provisions of ASU 2022-02, Financial Instruments —Credit Losses (Topic
326), which eliminated the accounting for troubled debt restructurings while expanding loan modification and vintage disclosure requirements. Under this guidance we assess all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modification loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form an interest rate reduction, payment delay, other modifications, or some combination thereof. A borrower is considered to be experiencing financial difficulty when there is significant doubt about the borrower’s ability to make required payments on the loan or to get equivalent financing from another creditor at a market rate for a similar loan.

Prior to the adoption of ASU 2022-02, a TDR occurred when a loan to a borrower experiencing financial difficulty was restricted with a concession provided that a creditor would not otherwise consider.

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income and may include both commercial and consumer loans and leases, modified loans to borrowers experiencing financial difficulty, and nonaccruing TDR loans prior to the adoption of ASU 2022-02. Nonperforming loans do not include loans held for sale. Once a loan is designated nonaccrual, the interest accrued but not collected is reversed against interest income, and payments subsequently received are applied to principal until qualifying for return to accrual.

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
•The population of individually assessed consumer loans includes loans deemed collateral dependent. These loans are written down based on the collateral's fair market value less costs to sell.

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases and are measured using enacted tax laws and rates that are expected to apply in the periods in which the deferred tax assets or liabilities are expected to be realized. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in “Accrued income and other assets” or “Accrued expense and other liabilities” in the consolidated balance sheets, as appropriate. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

We use the proportional amortization method for LIHTC investments, whereby the associated investment tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are nonrefundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, generally within “Accrued income and other assets” or “Loans, net of unearned income”. Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within “Other income”.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
Dollars in millions, except per share amounts	2023	2022
EARNINGS
Income (loss) from continuing operations	$311	$447
Less: Net income (loss) attributable to noncontrolling interests	—	—
Income (loss) from continuing operations attributable to Key	311	447
Less: Dividends on Preferred Stock	36	27
Income (loss) from continuing operations attributable to Key common shareholders	275	420
Income (loss) from discontinued operations, net of taxes	1	1
Net income (loss) attributable to Key common shareholders	$276	$421
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	926,490	922,941
Effect of Common Share options and other stock awards	7,314	10,692
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	933,804	933,634
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.30	$.45
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.30	.46

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.30	$.45
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.30	.45
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	March 31, 2023	December 31, 2022
Commercial and industrial (b)	$60,565	$59,647
Commercial real estate:
Commercial mortgage	16,348	16,352
Construction	2,590	2,530
Total commercial real estate loans	18,938	18,882
Commercial lease financing (c)	3,763	3,936
Total commercial loans	83,266	82,465
Residential — prime loans:
Real estate — residential mortgage	21,632	21,401
Home equity loans	7,706	7,951
Total residential — prime loans	29,338	29,352
Consumer direct loans	6,359	6,508
Credit cards	969	1,026
Consumer indirect loans	39	43
Total consumer loans	36,705	36,929
Total loans (d)	$119,971	$119,394

(a)Accrued interest of $487 million and $417 million at March 31, 2023, and December 31, 2022, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $185 million and $172 million of commercial credit card balances at March 31, 2023, and December 31, 2022, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $6 million and $8 million at March 31, 2023, and December 31, 2022, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 164 of our 2022 Form 10-K.
(d)Total loans exclude loans of $407 million at March 31, 2023, and $434 million at December 31, 2022, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 107 of our 2022 Form 10-K.

The ALLL at March 31, 2023, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2023:

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	March 31, 2023
Commercial and Industrial	$601	$31		$(35)	$8	$605
Commercial real estate:
Real estate — commercial mortgage	203	20		(5)	—	218
Real estate — construction	28	—		—	—	28
Total commercial real estate loans	231	20		(5)	—	246
Commercial lease financing	32	(1)		1	1	33
Total commercial loans	864	50		(39)	9	884
Real estate — residential mortgage	196	15		—	1	212
Home equity loans	98	(2)		(1)	1	96
Consumer direct loans	111	14		(11)	2	116
Credit cards	66	13		(9)	1	71
Consumer indirect loans	2	(2)		—	1	1
Total consumer loans	473	38		(21)	6	496
Total ALLL — continuing operations	1,337	88	(a)	(60)	15	1,380
Discontinued operations	21	(1)		(1)	—	19
Total ALLL — including discontinued operations	$1,358	$87		$(61)	$15	$1,399

(a)Excludes a provision for losses on lending-related commitments of $51 million.

Three months ended March 31, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	March 31, 2022
Commercial and Industrial	$445	$63		$(30)	$11	$489
Commercial real estate:
Real estate — commercial mortgage	182	(7)		(4)	1	172
Real estate — construction	29	(4)		—	—	25
Total commercial real estate loans	211	(11)		(4)	1	197
Commercial lease financing	32	1		(2)	—	31
Total commercial loans	688	53		(36)	12	717
Real estate — residential mortgage	95	12		1	—	108
Home equity loans	110	(6)		(1)	1	104
Consumer direct loans	105	11		(7)	2	111
Credit cards	61	7		(7)	2	63
Consumer indirect loans	2	—		(1)	1	2
Total consumer loans	373	24		(15)	6	388
Total ALLL — continuing operations	1,061	77	(a)	(51)	18	1,105
Discontinued operations	28	1		(2)	—	27
Total ALLL — including discontinued operations	$1,089	$78		$(53)	$18	$1,132

(a)Excludes a provision for losses on lending-related commitments of $6 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 107 of our 2022 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20-year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Economic Outlook

As of March 31, 2023, risk of slowing economic growth is elevated due to the inflationary pressures and stress on financial markets. Unemployment rates are still expected to remain at relatively low levels, but job growth is moderating. Inflation in the United States is starting to ease as the restrictive monetary policy and higher interest rates are making an impact. Asset prices, including residential and commercial real estate values, are expected to come under pressure. We utilized the Moody’s February 2023 Consensus forecast as our baseline forecast to estimate our expected credit losses as of March 31, 2023. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects slow economic growth over the next two years in markets in which we operate. U.S. GDP growth has slowed, with the annualized rate contracting 0.4% in the first quarter of 2023 and expected to grow at an annual rate of approximately 0.4% and 1.2% for 2023 and 2024, respectively. The national unemployment rate forecast is 3.4% in the first quarter of 2023 and is expected to increase through the fourth quarter of 2023 due to labor supply constraints. The U.S. Consumer Price Index (CPI) annualized rate is expected to remain below 4% over 2023. The national home price index is expected to decline approximately 9% over 2023.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our March 31, 2023 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $20 million, or 2.3%, from December 31, 2022. The overall change in the commercial allowance is driven by changes in the economic outlook and loan growth.

Changes to the economic forecast reflect lower economic growth projections in 2023, primarily related to high inflation and increased interest rates. The reserve increase is concentrated in the commercial real estate and commercial and industrial portfolios, reflecting the economic changes and more normalized portfolio conditions.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $23 million, or 4.9%, from December 31, 2022. The overall increase in the allowance is primarily driven by economic forecast changes.

Current reserve levels reflect the overall declining economic outlook quarter-over-quarter, with the most meaningful economic change being the slowing home price environment, which is contributing to higher reserve levels for the residential mortgage portfolio. Deterioration in the unemployment outlook also impacted reserves for all consumer segments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of March 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$1,605	$11,348	$7,729	$3,365	$2,544	$4,593	$26,824	$165	$58,173
Criticized (Accruing)	24	106	416	143	152	407	951	23	2,222
Criticized (Nonaccruing)	4	34	3	6	3	33	87	—	170
Total commercial and industrial	1,633	11,488	8,148	3,514	2,699	5,033	27,862	188	60,565
Current period gross write-offs	1	1	4	1	—	11	17	—	35
Real estate — commercial mortgage
Risk Rating:
Pass	445	4,602	3,663	959	1,776	3,218	1,087	88	15,838
Criticized (Accruing)	—	16	63	45	85	209	33	—	451
Criticized (Nonaccruing)	—	—	—	1	1	26	31	—	59
Total real estate — commercial mortgage	445	4,618	3,726	1,005	1,862	3,453	1,151	88	16,348
Current period gross write-offs	—	—	—	—	—	3	2	—	5
Real estate — construction
Risk Rating:
Pass	13	774	947	376	231	114	11	6	2,472
Criticized (Accruing)	—	5	—	17	43	51	—	2	118
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	13	779	947	393	274	165	11	8	2,590
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	131	982	690	470	427	1,000	—	—	3,700
Criticized (Accruing)	—	23	5	10	10	14	—	—	62
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	131	1,005	695	480	437	1,015		—	3,763
Current period gross write-offs	—	—	—	—	—	(1)	—	—	(1)
Total commercial loans	$2,222	$17,890	$13,516	$5,392	$5,272	$9,666	$29,024	$284	$83,266
Total commercial loan current period gross write-offs	$1	$1	$4	$1	$—	$13	$19	$—	$39

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,580	$8,636	$3,540	$2,839	$1,787	$3,307	$25,565	$138	$57,392
Criticized (Accruing)	40	357	131	160	227	205	936	25	2,081
Criticized (Nonaccruing)	34	2	5	4	22	20	87	—	174
Total commercial and industrial	11,654	8,995	3,676	3,003	2,036	3,532	26,588	163	59,647
Real estate — commercial mortgage
Risk Rating:
Pass	4,786	3,817	992	1,853	788	2,578	1,068	67	15,949
Criticized (Accruing)	6	13	20	48	73	175	47	—	382
Criticized (Nonaccruing)	—	—	1	1	1	15	3	—	21
Total real estate — commercial mortgage	4,792	3,830	1,013	1,902	862	2,768	1,118	67	16,352
Real estate — construction
Risk Rating:
Pass	698	895	445	262	107	48	1	—	2,456
Criticized (Accruing)	5	1	5	32	25	4	—	2	74
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	703	896	450	294	132	52	1	2	2,530
Commercial lease financing
Risk Rating:
Pass	1,039	743	509	467	174	947	—	—	3,879
Criticized (Accruing)	15	1	9	12	9	10	—	—	56
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	1,054	744	518	479	183	958	—	—	3,936
Total commercial loans	$18,203	$14,465	$5,657	$5,678	$3,213	$7,310	$27,707	$232	$82,465

(a)Accrued interest of $353 million and $314 million as of March 31, 2023, and December 31, 2022, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of March 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$332	$5,412	$8,654	$2,546	$614	$1,015	$—	$—	$18,573
660 to 749	114	1,031	895	277	110	272	—	—	2,699
Less than 660	5	51	37	17	18	143	—	—	271
No Score	—	63	1	1	—	23	1	—	89
Total real estate — residential mortgage	451	6,557	9,587	2,841	742	1,453	1	—	21,632
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity loans
FICO Score:
750 and above	—	128	1,251	628	172	578	2,150	387	5,294
660 to 749	5	76	276	186	77	206	948	127	1,901
Less than 660	—	11	30	27	17	90	294	34	503
No Score	1	—	—	—	—	2	5	—	8
Total home equity loans	6	215	1,557	841	266	876	3,397	548	7,706
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Consumer direct loans
FICO Score:
750 and above	81	1,296	1,600	780	332	133	96	—	4,318
660 to 749	71	449	391	201	106	60	196	—	1,474
Less than 660	6	64	60	31	20	14	57	—	252
No Score	21	50	27	17	11	26	163	—	315
Total consumer direct loans	179	1,859	2,078	1,029	469	233	512	—	6,359
Current period gross write-offs	—	2	2	2	2	1	3	—	12
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	478	—	478
660 to 749	—	—	—	—	—	—	395	—	395
Less than 660	—	—	—	—	—	—	95	—	95
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	969	—	969
Current period gross write-offs	—	—	—	—	—	—	9	—	9
Consumer indirect loans
FICO Score:
750 and above	—	—	1	—	—	19	—	—	20
660 to 749	—	—	—	—	—	14	—	—	14
Less than 660	—	—	—	—	—	5	—	—	5
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	—	1	—	—	38	—	—	39
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Total consumer loans	$636	$8,631	$13,223	$4,711	$1,477	$2,600	$4,879	$548	$36,705
Total consumer loan current period gross write-offs	$—	$2	$2	$2	$2	$1	$12	$—	$21

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$5,205	$8,702	$2,584	$636	$64	$978	$—	$—	$18,169
660 to 749	1,286	919	282	106	28	260	—	—	2,881
Less than 660	41	42	17	14	15	130	—	—	259
No Score	62	1	1	1	1	25	1	—	92
Total real estate — residential mortgage	6,594	9,664	2,884	757	108	1,393	1	—	21,401
Home equity loans
FICO Score:
750 and above	146	1,044	736	207	74	617	2,238	398	5,460
660 to 749	83	291	194	79	32	187	974	126	1,966
Less than 660	11	31	25	17	10	81	300	37	512
No Score	7	—	—	—	—	2	4	—	13
Total home equity loans	247	1,366	955	303	116	887	3,516	561	7,951
Consumer direct loans
FICO Score:
750 and above	1,291	1,632	811	351	45	97	102	—	4,329
660 to 749	526	434	229	120	26	41	206	—	1,582
Less than 660	58	63	32	23	7	9	57	—	249
No Score	59	32	22	11	9	22	193	—	348
Total consumer direct loans	1,934	2,161	1,094	505	87	169	558	—	6,508
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	524	—	524
660 to 749	—	—	—	—	—	—	402	—	402
Less than 660	—	—	—	—	—	—	99	—	99
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,026	—	1,026
Consumer indirect loans
FICO Score:
750 and above	—	2	—	—	—	19	—	—	21
660 to 749	—	—	—	—	—	15	—	—	15
Less than 660	—	—	—	—	—	7	—	—	7
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	2	—	—	—	41	—	—	43
Total consumer loans	$8,775	$13,193	$4,933	$1,565	$311	$2,490	$5,101	$561	$36,929

(a)Accrued interest of $134 million and $103 million as of March 31, 2023, and December 31, 2022, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 106 of our 2022 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2023, and December 31, 2022, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of March 31, 2023	Current (b)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$60,299	$29	$44	$23	$170	$266	$60,565
Commercial real estate:
Commercial mortgage	16,265	13	4	7	59	83	16,348
Construction	2,590	—	—	—	—	—	2,590
Total commercial real estate loans	18,855	13	4	7	59	83	18,938
Commercial lease financing	3,755	1	4	2	1	8	3,763
Total commercial loans	$82,909	$43	$52	$32	$230	$357	$83,266
Real estate — residential mortgage	$21,548	$5	$2	$2	$75	$84	$21,632
Home equity loans	7,565	24	7	6	104	141	7,706
Consumer direct loans	6,329	13	7	7	3	30	6,359
Credit cards	948	6	4	8	3	21	969
Consumer indirect loans	37	1	—	—	1	2	39
Total consumer loans	$36,427	$49	$20	$23	$186	$278	$36,705
Total loans	$119,336	$92	$72	$55	$416	$635	$119,971

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $487 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

As of December 31, 2022	Current (b)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$59,366	$43	$33	$31	$174	$281	$59,647
Commercial real estate:
Commercial mortgage	16,305	16	2	8	21	47	16,352
Construction	2,530	—	—	—	—	—	2,530
Total commercial real estate loans	18,835	16	2	8	21	47	18,882
Commercial lease financing	3,928	3	1	3	1	8	3,936
Total commercial loans	$82,129	$62	$36	$42	$196	$336	$82,465
Real estate — residential mortgage	$21,307	$13	$3	$1	$77	$94	$21,401
Home equity loans	7,804	27	8	5	107	147	7,951
Consumer direct loans	6,478	15	7	5	3	30	6,508
Credit cards	1,007	5	4	7	3	19	1,026
Consumer indirect loans	42	—	—	—	1	1	43
Total consumer loans	$36,638	$60	$22	$18	$191	$291	$36,929
Total loans	$118,767	$122	$58	$60	$387	$627	$119,394

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $417 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At March 31, 2023, the approximate carrying amount of our commercial nonperforming loans outstanding represented 59% of their original contractual amount owed, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 78% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $8 million for the three months ended March 31, 2023, and $5 million for the three months ended March 31, 2022.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $220 million at March 31, 2023.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023 the Bank adopted the provision of ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Such modifications may include an extension of maturity date, interest rate reduction, an other than insignificant payment delay, other modifications, or some combination thereof. Many factors can go into what is considered an other than insignificant payment delay such as the significance of the restricted payment amount relative to the normal loan payment or the relative significance of the delay to the original loan terms. Generally, the Bank considers any delay in payment of greater than 90 days in the last 12 months to be significant. The ALLL for loans modified for borrowers experiencing financial difficulty is determined based on Key’s ALLL policy as described within Note 1 (“Basis of Presentation and Accounting Policies”).

Modifications for Borrowers Experiencing Financial Difficulty

The Bank’s strategy in working with commercial borrowers is to allow them time to improve their financial position through loan modification. Commercial borrowers that are rated substandard or worse in accordance with the regulatory definition, or that cannot otherwise restructure at market terms and conditions, are considered to be experiencing financial difficulty. A modification of a loan is subject to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The modified loan is evaluated to determine if it is a new loan or a continuation of the prior loan.

Consumer loans in which a borrower requires a modification as a result of negative changes to their financial condition or to avoid default, generally indicate the borrower is experiencing financial difficulty. The primary modifications made to consumer loans are amortization, maturity date and interest rate changes. Consumer borrowers identified as experiencing financial difficulty are generally unable to refinance their loans through the Company’s normal origination channel or through other independent sources.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficult, disaggregated by class of loan and type of concession granted. The table does not include those modifications that only resulted in an insignificant payment delay. The table does not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of March 31, 2023, there were 136 loans totaling $17 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $23 million at March 31, 2023.

As of March 31, 2023	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$79	$1	$4	$84	0.14%
Commercial real estate:
Commercial mortgage	—	4	—	—	4	0.02
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	4	—	—	4	0.02
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$83	$1	$4	$88	0.11%
Real estate — residential mortgage	—	—	—	1	1	—
Home equity loans	—	—	—	2	2	0.03
Consumer direct loans	—	—	—	1	1	0.02
Credit cards	—	—	—	1	1	0.10
Consumer indirect loans	—	—	—	—	—	—
Total consumer loans	—	—	—	5	5	0.01
Total loans	$—	$83	$1	$9	$93	0.08%

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans during the three months ended March 31, 2023.

Three months ended March 31, 2023	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	—%	1.03
Commercial mortgage	—%	1.42
Real estate — residential mortgage	1.33%	6.68
Home equity loans	3.72%	2.90

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

As of March 31, 2023, there were $4 million of Commercial and Industrial loans that were modified for borrowers experiencing financial difficulty that received combination modifications and subsequently defaulted during the period.

Key closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023.

As of March 31, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$80	$3	$1	$84
Commercial real estate
Commercial mortgage	4	—	—	4
Construction	—	—	—	—
Total commercial real estate loans	84	3	1	88
Commercial lease financing	—	—	—	—
Total commercial loans	84	3	1	88
Real estate — residential mortgage	1	—	—	1
Home equity loans	2	—	—	2
Consumer direct loans	1	—	—	1
Credit cards	1	—	—	1
Consumer indirect loans	—	—	—	—
Total consumer loans	$5	$—	$—	$5
Total loans	$89	$3	$1	$93

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses on off balance sheet exposure is included in “accrued expense and other liabilities” on the balance sheet. This includes credit risk for recourse associated with loans sold under the Fannie Mae Delegated Underwriting and Servicing program and credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended March 31,
Dollars in millions	2023	2022
Balance at beginning of period	$225	$160
Provision (credit) for losses on off balance sheet exposures	51	6
Balance at end of period	$276	$166

TDR Disclosures Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. On January 1, 2023, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all modifications occurring on or after January 1, 2023. See Note 1 (“Summary of Significant Accounting Policies”) in our 2022 Form 10-K for more information on TDR accounting and disclosure requirements and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Basis of Presentation” in this report for more information on our adoption of ASU 2022-02.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million at March 31, 2022.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At March 31, 2022, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $126 million.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the period indicated:

Three Months Ended March 31,
Dollars in millions	2022
Commercial loans:
Extension of Maturity Date	$—
Payment or Covenant Modification/Deferment	1
Bankruptcy Plan Modification	—
Increase in new commitment or new money	—
Total	$1
Consumer loans:
Interest rate reduction	$1
Other	9
Total	$10
Total TDRs	$11

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the period indicated:

Three Months Ended March 31,
Dollars in millions	2022
Balance at beginning of the period	$220
Additions	11
Payments	(12)
Charge-offs	—
Balance at end of period	$219

A further breakdown of TDRs included in nonperforming loans by loan category for the period indicated are as follows:

	December 31, 2022
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	27	$60	$45
Commercial real estate:
Commercial mortgage	4	50	13
Total commercial real estate loans	4	50	13
Total commercial loans	31	110	58
Real estate — residential mortgage	238	30	27
Home equity loans	468	32	28
Consumer direct loans	156	2	2
Credit cards	331	2	2
Consumer indirect loans	16	2	1
Total consumer loans	1,209	68	60
Total nonperforming TDRs	1,240	178	118
Prior-year accruing:(a)
Commercial and industrial	19	—	—
Commercial real estate
Commercial mortgage	—	—	—
Total commercial real estate loans	—	—	—
Total commercial loans	19	—	—
Real estate — residential mortgage	425	41	35
Home equity loans	1,547	96	73
Consumer direct loans	272	4	3
Credit cards	607	4	2
Consumer indirect loans	95	11	5
Total consumer loans	2,946	156	118
Total prior-year accruing TDRs	2,965	156	118
Total TDRs	4,205	$334	$236

(a)All TDRs that were restructured prior to January 1, 2022 are fully accruing.

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

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2022 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2022 Form 10-K. The following tables present these assets and liabilities at March 31, 2023, and December 31, 2022.

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$926	$—	$926	$—	$698	$—	$698
States and political subdivisions	—	36	—	36	—	33	—	33
Other mortgage-backed securities	—	152	—	152	—	84	—	84
Other securities	—	3	—	3	—	—	—	—
Total trading account securities	—	1,117	—	1,117	—	815	—	815
Commercial loans	—	1	—	1	—	14	—	14
Total trading account assets	—	1,118	—	1,118	—	829	—	829
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,514	—	9,514	—	9,415	—	9,415
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	16,425	—	16,425	—	16,433	—	16,433
Agency residential mortgage-backed securities	—	3,900	—	3,900	—	3,920	—	3,920
Agency commercial mortgage-backed securities	—	9,659	—	9,659	—	9,349	—	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$39,498	$—	$39,498	$—	$39,117	$—	$39,117
Other investments:
Principal investments:
Direct	$—	$—	$1	$1	$—	$—	$1	$1
Indirect (measured at NAV) (a)	—	—	—	20	—	—	—	34
Total principal investments	—	—	1	21	—	—	1	35
Equity investments:
Direct	3	—	2	5	4	—	2	6
Direct (measured at NAV) (a)	—	—	—	31	—	—	—	32
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	4
Total equity investments	3	—	2	40	4	—	2	42
Total other investments	3	—	3	61	4	—	3	77
Loans, net of unearned income (residential)	—	—	9	9	—	—	9	9
Loans held for sale (residential)	—	45	—	45	—	24	—	24
Derivative assets:
Interest rate	—	228	13	241	—	301	2	303
Foreign exchange	113	18	—	131	112	23	—	136
Commodity	—	986	—	986	—	1,328	—	1,328
Credit	—	—	1	1	—	—	1	1
Other	—	15	1	16	—	13	—	13
Derivative assets	113	1,247	15	1,375	112	1,666	3	1,781
Netting adjustments (b)	—	—	—	(978)	—	—	—	(757)
Total derivative assets	113	1,247	15	397	112	1,666	3	1,024
Total assets on a recurring basis at fair value	$116	$41,908	$27	$41,128	$116	$41,636	$15	$41,080
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$58	$753	$—	$811	$126	$509	$—	$635
Derivative liabilities:
Interest rate	—	1,057	—	1,057	—	1,307	—	1,307
Foreign exchange	95	18	—	113	107	24	—	131
Commodity	—	962	—	962	—	1,304	—	1,304
Credit	—	1	2	3	—	—	3	3
Other	—	9	—	9	—	5	—	5
Derivative liabilities	95	2,047	2	2,144	107	2,640	3	2,750
Netting adjustments (b)	—	—	—	(850)	—	—	—	(1,262)
Total derivative liabilities	95	2,047	2	1,294	107	2,640	3	1,488
Total liabilities on a recurring basis at fair value	$153	$2,800	$2	$2,105	$233	$3,149	$3	$2,123

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2023, as well as financial support provided for the three months ended March 31, 2023, and March 31, 2022.

			Financial support provided
			Three months ended March 31,
	March 31, 2023		2023		2022
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	20	3	—	—	—	—
Total	$21	$3	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2023, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2023, and March 31, 2022.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	6	(c)	18	(1)	—	—	(8)	(d)	(4)	(d)	13	—
Credit	(2)	—	1	(c)	—	—	—	—	—		—		(1)	—
Other (e)	—	—	—	(c)	—	—	—	1	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	9		(2)		—	—	—	—	—		—		7	(2)
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	33	—	(11)	(c)	1	—			29	(d)	(9)	(d)	43	—
Credit	(6)	—	1	(c)	—	—	—	—	—		—		(5)	—
Other (e)	5	—	—	(c)	—		—	(7)	—		—		(2)	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2022 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2023, and December 31, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2023, and December 31, 2022:

	March 31, 2023				December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$60	$60	$—	$—	$17	$17
Accrued income and other assets	—	—	72	72	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$132	$132	$—	$—	$31	$31

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2023, and December 31, 2022, the carrying amount of equity investments under this method was $256 million and $249 million, respectively. No impairment was recorded for the three months ended March 31, 2023.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2023, and December 31, 2022, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	March 31, 2023	December 31, 2022			March 31, 2023	December 31, 2022
Recurring
Loans, net of unearned income (residential)	$9	$9	Market comparable pricing	Comparability factor	61.72 - 87.23% (72.34%)	61.00-86.58% (72.21%)
Derivative instruments:
Interest rate	13	2	Discounted cash flows	Probability of default	.02 - 100% (6.80%)	.02 - 100% (8.00%)
				Loss given default	0 - 1 (.495)	0 - 1 (.492)
Insignificant level 3 assets, net of liabilities(c)	3	1
Nonrecurring
Collateral-dependent loans	60	17	Fair value of collateral	Discount rate	0 - 10.00% (4.00%)	0 - 85.00% (34.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	72	14	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes amounts pertaining to mortgage servicing assets. No mortgage servicing assets required nonrecurring valuation adjustments as of March 31, 2023, and December 31, 2022. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2023, and December 31, 2022, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,118	$—	$1,118	$—	$—	$—		$1,118
Other investments (b)	1,587	3	—	1,530	54	—		1,587
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	45	—	45	—	—	—		45
Derivative assets - trading (b)	382	113	1,193	15	—	(939)	(f)	382
Fair value - OCI
Securities available for sale (b)	39,498	—	39,498	—	—	—		39,498
Derivative assets - hedging (b)(g)	15	—	54	—	—	(39)	(f)	15
Amortized cost
Held-to-maturity securities (c)	9,561	—	9,085	—	—	—		9,085
Loans, net of unearned income (d)	118,582	—	—	112,964	—	—		112,964
Loans held for sale (b)	1,166	—	—	1,166	—	—		1,166
Other
Cash and other short-term investments (a)	9,194	9,194	—	—	—	—		9,194
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,332	$95	$2,070	$2	$—	$(835)	(f)	$1,332
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(38)	—	(23)	—	—	(15)	(f)	(38)
Amortized cost
Time deposits (e)	13,838	—	13,898	—	—	—		13,898
Short-term borrowings (a)	11,435	58	11,377	—	—	—		11,435
Long-term debt (e)	22,753	12,195	9,696	—	—	—		21,891
Other
Deposits with no stated maturity (a)	130,310	—	130,310	—	—	—		130,310

	December 31, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$829	$—	$829	$—	$—	$—		$829
Other investments (b)	1,308	4	—	1,234	70	—		1,308
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	24	—	24	—	—	—		24
Derivative assets - trading (b)	927	$112	1,552	3	—	(740)	(f)	927
Fair value - OCI
Securities available for sale (b)	39,117	—	39,117	—	—	—		39,117
Derivative assets - hedging (b)(g)	97	—	114	—	—	(17)	(f)	97
Amortized cost
Held-to-maturity securities (c)	8,710	—	8,113	—	—	—		8,113
Loans, net of unearned income (d)	118,048	—	—	112,590	—	—		112,590
Loans held for sale (b)	939	—	—	939	—	—		939
Other
Cash and other short-term investments (a)	3,319	3,319	—	—	—	—		3,319
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,485	$107	$2,637	$3	$—	$(1,262)	(f)	$1,485
Fair value - OCI
Derivative liabilities - hedging (b)(g)	3	—	3	—	—	—	(f)	3
Amortized cost
Time deposits (e)	7,373	—	7,392	—	—	—		7,392
Short-term borrowings (a)	9,463	126	9,337	—	—	—		9,463
Long-term debt (e)	19,307	12,196	6,685	—	—	—		18,881
Other
Deposits with no stated maturity (a)	135,222	—	135,222	—	—	—		135,222

Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within our 2022 Form 10-K Note 6 (“Fair Value Measurements”). Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.
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
(g)Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 111 of our 2022 Form 10-K.

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $407 million ($334 million at fair value) at March 31, 2023, and $434 million ($357 million at fair value) at December 31, 2022.

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

	March 31, 2023				December 31, 2022
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$10,027	$—	$513	$9,514	$10,044	$—	$629	$9,415
Agency residential collateralized mortgage obligations	19,770	—	3,345	16,425	20,180	—	3,747	16,433
Agency residential mortgage-backed securities	4,534	—	634	3,900	4,616	—	696	3,920
Agency commercial mortgage-backed securities	10,848	5	1,194	9,659	10,712	2	1,365	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$45,179	$5	$5,686	$39,498	$45,552	$2	$6,437	$39,117

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,566	$15	$232	$5,349	$4,586	$5	$283	$4,308
Agency residential mortgage-backed securities	177	—	12	165	181	—	16	165
Agency commercial mortgage-backed securities	2,584	2	184	2,402	2,522	1	208	2,315
Asset-backed securities (c)	1,219	—	64	1,155	1,407	—	96	1,311
Other securities	15	—	1	14	14	—	—	14
Total held-to-maturity securities	$9,561	$17	493	$9,085	$8,710	$6	$603	$8,113

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At March 31, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $66 million and $24 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $67 million and $88 million, respectively.
(c)Consists primarily of $1.2 billion of securities as of March 31, 2023, and $1.4 billion of securities as of December 31, 2022, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023, and December 31, 2022.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
March 31, 2023
Securities available for sale:
U.S Treasury, agencies, and corporations	$—	$—		$9,514	$513		$9,514	$513
Agency residential collateralized mortgage obligations	127	4		16,297	3,341		16,424	3,345
Agency residential mortgage-backed securities	350	12		3,547	622		3,897	634
Agency commercial mortgage-backed securities	2,780	118		6,684	1,076		9,464	1,194
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,935	85		1,399	147		4,334	232
Agency residential mortgage-backed securities	45	2		119	10		164	12
Agency commercial mortgage-backed securities	370	32		1,958	152		2,328	184
Asset-backed securities	—	—		1,155	64		1,155	64
Other securities	10	—	(a)	4	1		14	1
Total securities in an unrealized loss position	$6,617	$253		$40,677	$5,926		$47,294	$6,179
December 31, 2022
Securities available for sale:
U.S. Treasury, agencies, and corporations	$494	$48		$8,920	$581		$9,414	$629
Agency residential collateralized mortgage obligations	3,114	377		13,317	3,370		16,431	3,747
Agency residential mortgage-backed securities	579	31		3,338	665		3,917	696
Agency commercial mortgage-backed securities	4,511	282		4,791	1,083		9,302	1,365
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,659	178		726	105		3,385	283
Agency residential mortgage-backed securities	165	16		—	—		165	16
Agency commercial mortgage-backed securities	2,243	208		—	—		2,243	208
Asset-backed securities	1	—	(b)	1,309	96		1,310	96
Other securities	10	—	(b)	4	—	(b)	14	—
Total securities in an unrealized loss position	$13,776	$1,140		$32,405	$5,900		$46,181	$7,040

(a)At March 31, 2023, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months.
(b)At December 31, 2022, gross unrealized losses totaled less than $1 million for asset-back securities and other securities held-to-maturity with a loss duration of less than 12 months. At December 31, 2022, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities held-to-maturity with a loss duration greater than 12 months or longer.

Based on our evaluation at March 31, 2023, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At March 31, 2023, securities available for sale and held-to-maturity securities totaling $31.5 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

March 31, 2023	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,944	$1,887	$21	$21
Due after one through five years	15,833	14,676	5,497	5,222
Due after five through ten years	21,477	18,176	3,191	3,023
Due after ten years	5,925	4,759	852	819
Total	$45,179	$39,498	$9,561	$9,085

7. Derivatives and Hedging Activities

We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. The primary derivatives that we use are interest rate swaps, caps, floors, forwards, and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in our loan portfolio, hedge against changes in foreign currency exchange rates, and facilitate client financing and hedging needs.

At March 31, 2023, after taking into account the effects of bilateral collateral and master netting agreements, we had $15 million of derivative assets and $38 million of derivative liabilities in a positive fair value position that relate to contracts entered into for hedging purposes. As a result of bilateral collateral and master netting agreements, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $382 million and derivative liabilities of $1.3 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 111 of our 2022 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2023, and December 31, 2022. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	March 31, 2023			December 31, 2022
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$50,243	$54	$(23)	$41,200	$114	$3
Derivatives not designated as hedging instruments:
Interest rate	84,338	187	1,080	80,772	189	1,304
Foreign exchange	10,320	131	113	9,507	136	131
Commodity	14,382	986	962	16,176	1,328	1,304
Credit	146	1	3	95	1	3
Other (b)	1,860	16	9	940	13	5
Total derivatives not designated as hedging instruments:	111,046	1,321	2,167	107,490	1,667	2,747
Netting adjustments (c)	—	(978)	(850)	—	(757)	(1,262)
Net derivatives in the balance sheet	161,289	397	1,294	148,690	1,024	1,488
Other collateral (d)	—	—	(13)	—	—	(5)
Net derivative amounts	$161,289	$397	$1,281	$148,690	$1,024	$1,483

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. Excess collateral that has not been offset against net derivative instrument positions totaled $184 million of collateral posted and $58 million of collateral held.
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

Fair value hedges. During the three months ended March 31, 2023, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2023, and December 31, 2022, related to cumulative basis adjustments for fair value hedges.

	March 31, 2023
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,836	$(359)
Interest rate contracts	Securities Available for Sale(c)	1,663	53

	December 31, 2022
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,411	$(552)
Interest rate contracts	Securities Available for Sale(c)	405	48
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $6 million and $6 million at March 31, 2023, and December 31, 2022, respectively.
(c)Certain amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At March 31, 2023, and December 31, 2022, the amortized costs of the closed portfolios in these hedging relationships was $695 million and $708 million, respectively.

Cash flow hedges. During the three-month period ended March 31, 2023, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2023, we expect to reclassify an estimated $609 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates hedge de-designations and the addition of other hedges subsequent to March 31, 2023. As of March 31, 2023, the maximum length of time over which we hedge forecasted transactions is 4.76 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2023, and March 31, 2022.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended March 31, 2023
Total amounts presented in the consolidated statement of income	$(275)	$1,476	$194	$145

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(155)	$—	$6	$—
Recognized on derivatives designated as hedging instruments	108	—	(2)	—
Net income (expense) recognized on fair value hedges	$(47)	$—	$4	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(215)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(215)	$—	$—

Three months ended March 31, 2022
Total amounts presented in the consolidated statement of income	$(49)	$837	$173	$163

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$240	$—	$(276)	$—
Recognized on derivatives designated as hedging instruments	(216)	—	282	—
Net income (expense) recognized on fair value hedges	$24	$—	$6	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$64	$—	$2
Net income (expense) recognized on cash flow hedges	$(1)	$64	$—	$2

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2023, and March 31, 2022, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended March 31, 2023
Cash Flow Hedges
Interest rate	$109	Interest income — Loans	$(215)
Interest rate	(1)	Interest expense — Long-term debt	(1)
Interest rate	(1)	Investment banking and debt placement fees	—
Total	$107		$(216)
Three months ended March 31, 2022
Cash Flow Hedges
Interest rate	$(670)	Interest income — Loans	$64
Interest rate	3	Interest expense — Long-term debt	(1)
Interest rate	9	Investment banking and debt placement fees	2
Total	$(658)		$65

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2023, and March 31, 2022, and where they are recorded on the income statement.

	Three months ended March 31, 2023				Three months ended March 31, 2022
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$12	$—	$(2)	$10	$13	$—	$9	$22
Foreign exchange	13	—	—	13	13	—	—	13
Commodity	7	—	—	7	5	—	—	5
Credit	—	—	(14)	(14)	2	—	(10)	(8)
Other	—	1	(2)	(1)	—	(4)	7	3
Total net gains (losses)	$32	$1	$(18)	$15	$33	$(4)	$6	$35

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $289 million was netted against derivative assets on the balance sheet at March 31, 2023, compared to $10 million of cash collateral netted against derivative assets at December 31, 2022. The cash collateral netted against derivative liabilities totaled $161 million at March 31, 2023, and $626 million at December 31, 2022. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	March 31, 2023	December 31, 2022
Interest rate	$169	$136
Foreign exchange	63	67
Commodity	439	820
Credit	—	—
Other	15	11
Derivative assets before collateral	686	1,034
Plus(Less): Related collateral	(289)	(10)
Total derivative assets	$397	$1,024

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2023, we had gross exposure of $632 million to broker-dealers and banks. We had net exposure of $41 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $15 million at March 31, 2023. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At March 31, 2023, we had gross exposure of $495 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $356 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $2 million as of March 31, 2023, and $2 million as of December 31, 2022. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2023, and December 31, 2022. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2023			December 31, 2022
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$1	11.04	6.05%	$1	15.17	5.10%
Total credit derivatives sold	$1	—	—	$1	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2023, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	March 31, 2023	December 31, 2022
Net derivative liabilities with credit-risk contingent features	(171)	(612)
Collateral posted	141	534

As of March 31, 2023, and December 31, 2022, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2023.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans from other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 112 of our 2022 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2023	2022
Balance at beginning of period	$653	$634
Servicing retained from loan sales	9	30
Purchases	4	11
Amortization	(32)	(31)
Temporary (impairments) recoveries	—	—
Balance at end of period	$634	$644
Fair value at end of period	$981	$846

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2023, and March 31, 2022, along with the valuation techniques, are shown in the following table:

Dollars in millions		March 31, 2023			March 31, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	0.96%	2.00%	1.06%	1.00%	2.00%	1.12%
	Residual cash flows discount rate	8.57%	10.03%	9.49%	8.34%	10.32%	9.52%
	Escrow earn rate	4.94%	4.95%	4.94%	2.06%	2.49%	2.31%
	Loan assumption rate	—%	1.40%	1.14%	—%	1.64%	1.29%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $78 million for the three-month period ended March 31, 2023, and $67 million for the three-month period ended March 31, 2022. This fee income was offset by $32 million of amortization for the three-month period ended March 31, 2023, and $31 million for the three-month period ended March 31, 2022. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2023	2022
Balance at beginning of period	$106	$93
Servicing retained from loan sales	1	11
Purchases	—	—
Amortization	(2)	(4)
Temporary (impairments) recoveries	—	1
Balance at end of period	$105	$101
Fair value at end of period	$129	$116

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2023, and March 31, 2022, along with the valuation techniques, are shown in the following table:

		March 31, 2023			March 31, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	6.41%	40.74%	7.30%	5.84%	59.51%	8.82%
	Discount rate	7.50%	8.50%	7.54%	7.50%	8.52%	7.53%
	Servicing cost	$62.00	$8,075	$67.36	$62.00	$8,075	$67.46
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

The amortization of servicing assets for March 31, 2023, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $9 million for the three-month period ended March 31, 2023, and $10 million for the three-month period ended March 31, 2022. This fee income was offset by $2 million of amortization for the three-month period ended March 31, 2023, and $4 million for the three-month period ended March 31, 2022. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 145 of our 2022 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
Dollars in millions	2023	2022
Sales-type and direct financing leases
Interest income on lease receivable	$19	$16
Interest income related to accretion of unguaranteed residual asset	3	4
Total sales-type and direct financing lease income	$22	$20
Operating leases
Operating lease income related to lease payments	$24	$28
Other operating leasing gains	1	4
Total operating lease income and other leasing gains	25	32
Total lease income	$47	$52

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. A quantitative or qualitative testing approach may be used. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 112 of our 2022 Form 10-K.

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT MARCH 31, 2022	$1,761	$932	$2,693
XUP acquisition measurement period adjustment	—	1	1
GradFin acquisition	58	—	58
BALANCE AT DECEMBER 31, 2022	$1,819	$933	$2,752
BALANCE AT MARCH 31, 2023	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 149 of our 2022 Form 10-K.

LIHTC investments. We had $2.1 billion and $1.9 billion of investments in LIHTC operating partnerships at March 31, 2023, and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2023, and December 31, 2022, we had liabilities of $1.1 billion and $957 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2023, and December 31, 2022. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 149 of our 2022 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2023
LIHTC investments	$7,921	$2,913	$2,514
December 31, 2022
LIHTC investments	$8,227	$3,091	$2,370

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the three months ended March 31, 2023, we recognized $53 million of amortization and $51 million of tax credits associated with these investments within “income taxes” on our income statement. During the three months ended March 31, 2022, we recognized $46 million of amortization and $45 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $20 million and $34 million at March 31, 2023, and December 31, 2022, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2023, and December 31, 2022.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2023
Indirect investments	$4,523	$87	$23
December 31, 2022
Indirect investments	$6,636	$90	$43

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2023, and December 31, 2022, that can be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2023, and December 31, 2022, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 125 and in Note 13 (“Variable Interest Entities “) beginning on page 149 of our 2022 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at March 31, 2023, and December 31, 2022. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of March 31, 2023, $1.2 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 151 of our 2022 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
March 31, 2023
Other unconsolidated VIEs	$1,659	$—
December 31, 2022
Other unconsolidated VIEs	$1,798	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.7% for the first quarter of 2023 and 16.7% for the first quarter of 2022. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and tax credits associated with low-income housing investments.

Deferred Taxes

At March 31, 2023, we had a net deferred tax asset of $1.7 billion, compared to a net deferred tax asset of $2.0 billion at December 31, 2022, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at March 31, 2023, and $11 million at December 31, 2022. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At March 31, 2023, Key’s unrecognized tax benefits were $40 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2023, and December 31, 2022, approximately $407 million and $434 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 105 our 2022 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 154 of our 2022 Form 10-K.

The following table summarizes our securities financing agreements at March 31, 2023, and December 31, 2022:

	March 31, 2023				December 31, 2022
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$12	$(12)	$—	$—	$8	$(8)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$12	$(12)	$—	$—	$8	$(8)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$59	$(12)	$(47)	$—	$71	$(8)	$(63)	$—
Total	$59	$(12)	$(47)	$—	$71	$(8)	$(63)	$—

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
(c)Repurchase agreements are collateralized by mortgage-backed securities and U.S. Treasuries and are contracted on an overnight or continuous basis.

As of March 31, 2023, the carrying amount of assets pledged as collateral against repurchase agreements totaled $122 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At March 31, 2023, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $47 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 157 of our 2022 Form 10-K.

	Three months ended March 31,
Dollars in millions	2023	2022
Interest cost on PBO	$11	$7
Expected return on plan assets	(11)	(7)
Amortization of losses	3	4
Settlement loss	—	—
Net pension cost	$3	$4

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)(d)	Common Stock	Principal Amount of Debentures, Net of Discount (b)(d)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2023
KeyCorp Capital I	$156	$6	$162	5.494%	2028
KeyCorp Capital II	90	4	94	6.875	2029
KeyCorp Capital III	116	4	120	7.750	2029
HNC Statutory Trust III	20	1	21	6.322	2035
HNC Statutory Trust IV	20	1	21	6.176	2036
Willow Grove Statutory Trust I	18	1	19	6.082	2037
Westbank Capital Trust II	8	—	8	7.153	2034
Westbank Capital Trust III	8	—	8	7.153	2034
Total	$436	$17	$453	6.533%	—

December 31, 2022	$433	$17	$450	5.321%	—

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
(d)Certain trust preferred securities include basis adjustments related to fair value hedges totaling $21 million at March 31, 2023, and $17 million at December 31, 2022. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

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

Record-Keeping Investigation. The Company’s broker-dealer and investment advisory subsidiaries have been responding to a request for information from the SEC concerning compliance with certain record-keeping requirements relating to business communications transmitted on unapproved electronic communications platforms. The SEC is conducting similar inquiries into recordkeeping practices at other financial institutions. The Company is cooperating with the inquiry.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2023. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 113 of our 2022 Form 10-K.

March 31, 2023	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,838	$90
Recourse agreement with FNMA	6,812	83
Residential mortgage reserve	3,279	13
Written put options (a)	3,725	248
Total	$18,654	$434

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2023, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 166 of our 2022 Form 10-K.

Standby letters of credit. At March 31, 2023, our standby letters of credit had a remaining weighted-average life of 1.5 years, with remaining actual lives ranging from less than 1 year to as many as 11.7 years.

Recourse agreement with FNMA. At March 31, 2023, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.3 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $22.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30.7% of the principal balance of loans outstanding at March 31, 2023. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At March 31, 2023, the unpaid principal balance outstanding of loans sold by us in this program was $10.9 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2023.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $13 million at March 31, 2023. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. At March 31, 2023, our written put options had an average life of 2.0 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 166 of our 2022 Form 10-K.

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2023, and March 31, 2022, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	575	80	(1)	654
Amounts reclassified from AOCI, net of income taxes (a)	—	165	2	167
Net current-period other comprehensive income, net of income taxes	575	245	1	821
Balance at March 31, 2023	$(4,320)	$(879)	$(275)	$(5,474)

Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(1,784)	(511)	(1)	(2,296)
Amounts reclassified from AOCI, net of income taxes (a)	—	(50)	3	(47)
Net current-period other comprehensive income, net of income taxes	(1,784)	(561)	2	(2,343)
Balance at March 31, 2022	$(2,187)	$(473)	$(269)	$(2,929)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2023, and March 31, 2022, are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2023	2022
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(215)	$64	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	—	2	Investment banking and debt placement fees
	(216)	65	Income (loss) from continuing operations before income taxes
	(51)	15	Income taxes
	$(165)	$50	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(4)	Other expense
Settlement loss	—	—	Other expense
	(3)	(4)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(2)	$(3)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. As of March 31, 2023, approximately $752 million remained available for repurchase under the authorization. During the first quarter of 2023, Key repurchased $38 million of shares under this authorization as well as $34 million of shares related to equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the first quarter of 2023.

Preferred Stock

The following table summarizes our preferred stock at March 31, 2023.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2023 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	600,000	1	1,000	1/40th	25	.387500

20. Business Segment Reporting

The following is description of the segments and their primary businesses at March 31, 2023.

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

Commercial Bank

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, derivatives, foreign exchange, debt and M&A advisory, public finance, and fixed income and equity sales and trading services.

Other

Other includes various corporate treasury activities such as management of our investment securities portfolio, long-term debt, short-term liquidity and funding activities, and balance sheet risk management, our principal investing unit, restructuring charges, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also include intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations.

The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2023, and March 31, 2022. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2023	2022	2023	2022	2023	2022	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$614	$543	$475	$414	$17	$63	$1,106	$1,020
Noninterest income	228	256	366	394	14	26	608	676
Total revenue (TE) (a)	842	799	841	808	31	89	1,714	1,696
Provision for credit losses	60	43	80	41	(1)	(1)	139	83
Depreciation and amortization expense	21	21	23	31	17	18	61	70
Other noninterest expense	654	642	405	383	56	(25)	1,115	1,000
Income (loss) from continuing operations before income taxes (TE)	107	93	333	353	(41)	97	399	543
Allocated income taxes and TE adjustments	26	22	69	69	(7)	5	88	96
Income (loss) from continuing operations	81	71	264	284	(34)	92	311	447
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	1	1	1
Net income (loss)	81	71	264	284	(33)	93	312	448
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$81	$71	$264	$284	$(33)	$93	$312	$448

AVERAGE BALANCES (b)
Loans and leases	$43,086	$38,654	$76,306	$64,684	$445	$424	$119,837	$103,762
Total assets (a)	45,911	41,786	85,852	74,816	59,088	65,987	190,851	182,589
Deposits	84,492	91,516	52,185	57,241	6,728	1,406	143,405	150,163
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$24	$22	$21	$11	$—	$—	$45	$33
Return on average allocated equity (b)	8.98%	8.02%	10.39%	13.26%	95.76%	8.29%	9.13%	10.80%
Return on average allocated equity	8.98	8.02	10.39	13.26	92.94	8.38	9.16	10.83
Average full-time equivalent employees (c)	8,046	7,885	2,517	2,416	7,657	6,808	18,220	17,109
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2023, and March 31, 2022. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended March 31, 2023			Three months ended March 31, 2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$100	$16	$116	$106	$18	$124
Investment banking and debt placement fees	—	113	113	—	109	109
Services charges on deposit accounts	39	28	67	55	36	91
Cards and payments income	45	32	77	42	36	78
Other noninterest income	2	—	2	2	—	2
Total revenue from contracts with customers	$186	$189	$375	$205	$199	$404

Other noninterest income (a)			$219			$246
Noninterest income from Other(b)			14			26
Total noninterest income			$608			$676

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

We had no material contract assets or contract liabilities as of March 31, 2023, and March 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2023

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

Item 1A.     Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 12-29 of our 2022 Form 10-K; Part I, Item 1A. Risk Factors, on pages 29-43 of our 2022 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q. The additional risk factor set forth below discusses new material risks that have become applicable since the filing of our 2022 Form 10-K.

Recent bank failures have created significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system.

The failures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature) in March 2023, followed by the failure of First Republic Bank in May 2023, have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. The recent bank failures occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. Given the current environment, we may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions.

Ratings agencies have also reacted to recent events by issuing updated ratings and assessments. On April 21, 2023, Moody’s lowered the macro profile of the U.S. banking system reflecting general concern around the banking industry as a whole. Moody’s also changed the credit ratings, or outlooks, for 20 U.S. banks, including Key. Moody’s affirmed all long-term and short-term ratings and assessments of KeyCorp and KeyBank, while changing KeyCorp and KeyBank’s rating outlook from “stable” to “negative” related to uncertainty in the banking industry following the recent bank failures. Our ratings are subject to further adjustments based on a number of factors, including our financial strength and ability to generate earnings as well as factors not entirely within our control, such as conditions affecting the financial services industry generally.

In response to the bank failures, the United States government may adopt a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and BHCs, including Key. We may also be subject to any special assessment that the FDIC adopts to recover the loss to the DIF arising from the use of the systemic risk exception with respect to SVB and Signature Bank which assessment, if significant, could have a material impact to our results of operations.

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

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2023. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three months ended March 31, 2023.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
January 1 - 31	1,754	18.18	1,754	745,916,281
February 1 - 28	1,783,854	19.10	1,783,854	711,842,700
March 1 - 31	2,547,429	14.98	2,547,429	673,691,872
Total	4,333,037	$16.68	4,333,037

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

Item 5. Other Information

On May 1, 2023, Donald R. Kimble retired from his positions as Vice Chairman and Chief Administrative
Officer of KeyCorp. For more information on Mr. Kimble's retirement, see our Current Report on Form 8-K filed with the SEC on March 16, 2023.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2022. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

May 4, 2023	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)