Form 10-Q
period 2023-06-30
KEYCORP /NEW/
filed 2023-08-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	935,918,922 shares
Title of class	Outstanding at July 31, 2023

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2023, and June 30, 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
IDI: Insured depository institution.
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
•the soundness of other financial institutions, including the impact of recent bank failures;
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2022 Form 10-K, in Part II, Item 1A. "Risk Factors" of our Form 10-Q for the quarter ended March 31, 2023, and in any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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

We continue to exercise disciplined expense management. Expenses were down 9% quarter-over-quarter and stable year-over-year. Our commitment to positive operating leverage remains.

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

Strategic developments

Our actions and results during the second quarter of 2023 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 49 of our 2022 Form 10-K.

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
•We continue to be proactive from both a balance sheet optimization and capital allocation perspective.
•Overall, credit quality remains solid as our new loan originations in both our commercial and consumer businesses continue to meet our criteria for high quality loans as we effectively manage risk and rewards. Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles.
•Our strong capital position allows us to continue to execute against our capital priorities. During the second quarter, the Board of Directors declared a Common Share dividend of $.205 per Common Share, and our Common Equity Tier 1 ratio was 9.3%(a) as of June 30, 2023.

Current year expectations - full year 2023 vs. full year 2022

Category	Expectations (b)
Average loans	up 6% to 9%
Average deposits	flat to down 2%
Net interest income (TE)	down 12% to 14%
Noninterest income	down 7% to 9%
Noninterest expense	relatively stable
Net charge-offs to average loans	25 to 30 basis points (FY2023)
Effective tax rate	18% to 19% (FY2023)

Quarterly expectations

Category	3Q23 (vs 2Q23)(b)	4Q23 (vs 3Q23)(b)
Average loans	down 1% to 3%	down 1% to 3%
Average deposits	relatively stable	relatively stable
Net interest income (TE)	down 4% to 6%	flat to down 2%
Noninterest income	up 2% to 4%	up 4% to 6%
Noninterest expense	relatively stable	relatively stable(c)
Net charge-offs to average loans	20 to 25 basis points (3Q23)	25 to 35 basis points (4Q23)
Effective tax rate	18% to 19% (3Q23)	18% to 19% (4Q23)
(a) June 30, 2023 capital ratios are estimates
(b) Relatively stable: +/- 2%
(c) Excludes proposed FDIC special assessment discussed under the heading “Supervision and regulation - Deposit insurance and assessments” within this Form 10-Q

Demographics

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

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have proven expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. This operating segment includes the KBCM platform, which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, and public finance. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2022 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors as well as the disclosure included in Part II, Item 1A. "Risk Factors" of our Form 10-Q for the quarter ended March 31, 2023.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At June 30, 2023, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp June 30, 2023 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.3%
Tier 1 Capital	6.0	2.5	8.5	10.8
Total Capital	8.0	2.5	10.5	13.1
Leverage (a)	4.0	N/A	4.0	8.7
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
(c)June 30, 2023 ratios are estimated and reflect the five-year transition of CECL impacts on regulatory ratios.

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

As of June 30, 2023, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related changes

On July 27, 2023, the federal banking agencies issued a proposal (the “Capital Proposal”) that would make significant changes to the Regulatory Capital Rules applicable to banking organizations with total assets of $100 billion or more and their depository institution subsidiaries (“Large Banking Organizations”) (including KeyCorp and KeyBank) and banking organizations with significant trading activity. This proposal would implement the final elements of the Basel III capital framework and make other changes to the Regulatory Capital Rules in response to recent bank failures. The Capital Proposal would establish a new framework for calculating risk-weighted assets (the “expanded risk-based approach”) that would apply to Large Banking Organizations. The expanded risk-based approach would include a new more risk-sensitive standardized approach for measuring credit risk and operational risk. It would also include new standardized approaches for measuring market risk and credit valuation adjustment risk but would allow the use of internal models for market risk in certain circumstances with regulatory approval. Under the Capital Proposal, a Large Banking Organization would be required to calculate its risk-based capital ratios under both the expanded risk-based approach and the current standardized approach and would use the lower of the two. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the existing standardized approach produces the lower ratio.

The Capital Proposal would also align the calculation of regulatory capital for Category III and IV banking organizations with the calculation of regulatory capital for Category I and II banking organizations. KeyCorp and KeyBank are Category IV banking organizations. Under the proposal, Category III and IV banking organizations would be required to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in regulatory capital. Category III and IV banking organizations would also be required to apply the same capital deductions and minority interest treatments that currently apply to Category I and Category II banking organizations. In addition, all Large Banking Organizations would be subject to the supplementary leverage ratio and countercyclical capital buffer requirement and would be required to make certain enhanced public disclosures.

The expanded total risk-weighted assets calculation used in the expanded risk-based approach would be phased in over a three-year period starting on July 1, 2025. For Category III and IV banking organizations, the requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period starting on July 1, 2025. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule, which is expected to be on or about July 1, 2025. Comments on the Capital Proposal are due by November 30, 2023.

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

On June 28, 2023, the Federal Reserve announced the results of the supervisory stress test that it conducted of 23 large BHCs (not including KeyCorp). As a Category IV banking organization subject to a supervisory stress test every other year, KeyCorp was not required to participate in the Federal Reserve’s supervisory stress test in 2023. On July 27, 2023, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer (based on the results of KeyCorp’s June 2022 stress test) is 2.5%.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other developments concerning capital planning and stress testing requirements.

Deposit insurance and assessments

On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions (“IDIs”), to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates applies to KeyBank.

On March 10, 2023, and March 12, 2023, Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) were closed by the state banking authorities in California and New York, respectively, and the FDIC was appointed as receiver of SVB and Signature. All deposits of SVB and Signature were transferred to bridge banks established by the FDIC under the systemic risk exception to the least cost test in the FDIA so that the uninsured deposits as well as the insured deposits of both banks were protected by the FDIC. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. The FDIA requires the FDIC to consider the following factors in designing any special assessment: the types of entities that benefit from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate and relevant to the action taken.

On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of SVB and Signature. Under the proposal, the FDIC would collect a special assessment from IDIs at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. The assessment base for the proposed special assessment would be equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special assessment rate could be revised before the proposal is finalized in order to reflect any adjustments to the estimated loss to the DIF from protecting the uninsured depositors of SVB and Signature, any mergers or failures of IDIs, or any amendments to the reported estimates of uninsured deposits by the covered IDIs. In its proposal, the FDIC indicated that the special assessment would be a tax-deductible operating expense for IDIs, and that it assumed that the effect on income of the entire amount of the special assessment would occur in one quarter for the IDIs subject to the assessment. Comments on the proposal were due by July 21, 2023.

As proposed, the current estimated impact of the special assessment is approximately $176 million which is expected to be recognized upon the rule’s final issuance. Any change to the amount of the uninsured deposits subject to the rule or the terms of the final rule impacting the determination of uninsured deposits, exclusionary criteria, annual rate, or term of annual rate application would have a direct impact on the estimate of Key’s special assessment.

The FDIC’s proposal for a special assessment discussed above is not intended to recover the estimated $13 billion loss to the DIF from the failure of First Republic Bank in May 2023 or the estimated $2.7 billion loss to the DIF from the failures of SVB and Signature that was not related to the protection of uninsured depositors. The FDIC indicated that no further adjustments to assessments are contemplated at this time to recover those losses but that it will re-evaluate this issue in the future when it updates projections for the DIF balance and the reserve ratio in connection with its periodic review of the DIF Restoration Plan that was adopted in 2022. The FDIC updates these projections at least semiannually with the next update expected October of 2023.

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

The issuance by the FDIC of an NPR for a special assessment related to the recent bank failures is discussed above under the heading “Supervision and regulation - Deposit insurance and assessments,” and the issuance by the federal banking agencies of an NPR proposing a revision of capital rules applicable to Large Banking Organizations is discussed above under the heading “Supervision and regulation - Recent regulatory capital-related changes.”

Cybersecurity disclosure requirements

On July 26, 2023, the SEC adopted final rules requiring public companies (including KeyCorp) to disclose on Form 8-K material cybersecurity incidents and to disclose annually on Form 10-K information regarding their cybersecurity risk management, strategy, and governance. Material cybersecurity incidents must be disclosed on Form 8-K within four business days after the company determines that the cybersecurity incident is material unless the U.S. Attorney General determines that immediate disclosure would pose a substantial risk to national security or public safety. The disclosure of a cybersecurity incident must include a description of the incident’s nature, scope, and timing, as well as its material impact or reasonably likely material impact on the company. The annual disclosure on Form 10-K must include information regarding a company’s processes, if any, to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks. Companies are required to comply with the Form 8-K incident disclosure requirements starting the later of 90 days after the date of publication of the SEC’s rules in the Federal Register or December 18, 2023. The disclosures on Form 10-K will be required in annual reports for fiscal years ending on or after December 15, 2023.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Volcker Rule.” As of June 30, 2023, Key has completed conforming and/or divesting certain indirect investments subject to the Volcker Rule.

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

On April 26, 2023, five federal financial institution regulatory agencies in conjunction with the state bank and state credit union regulators issued a joint statement on completing the LIBOR transition. In their joint statement, the agencies reminded financial institutions that U.S. dollar LIBOR panels will end on June 30, 2023 and that institutions should complete their transition of remaining LIBOR contracts as soon as practicable. The agencies indicated that bank examiners will continue monitoring efforts through 2023 to ensure that institutions have moved their contracts away from LIBOR in a safe and sound manner and in compliance with applicable legal requirements.

Final NYSE Clawback Listing Standards

On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions mandated by Section 954 of the Dodd-Frank Act. The rules, which are set forth under new Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), directed U.S. stock exchanges to establish listing standards requiring listed companies to adopt policies providing for the recovery (or clawback) of incentive-based compensation received by current or former executive officers where such compensation is based on the erroneously reported financial information which required an accounting restatement (a “Clawback Policy”). Under the rules, a company must recover erroneously awarded incentive compensation “reasonably promptly” after such obligation is incurred. Rule 10D-1 also requires that the listing standards include disclosure requirements related to clawbacks.

On June 9, 2023, the SEC approved the NYSE’s proposed clawback listing standards. Consistent with Rule 10D-1, the NYSE listing standards require NYSE-listed companies, including KeyCorp, to (i) adopt and implement a compliant Clawback Policy, (ii) file the Clawback Policy as an exhibit to their annual reports, and (iii) provide certain disclosures relating to any compensation recovery triggered by the policy. Failure to comply with the NYSE listing standards could result in a suspension from trading on the NYSE and the commencement of delisting procedures. KeyCorp will be required to adopt a compliant Clawback Policy no later than December 1, 2023.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2022, to the three months ended June 30, 2023 (dollars in millions):
Net interest income

One of our principal source of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

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

Net interest income (TE) was $986 million for the second quarter of 2023 and the net interest margin was 2.12%. Compared to the second quarter of 2022, net interest income (TE) decreased $118 million and net interest margin decreased by forty-nine basis points. The decline in net interest income and the net interest margin reflects higher interest-bearing deposit costs and a shift in funding mix to higher cost deposits and borrowings.

For the six months ended June 30, 2023, net interest income (TE) decreased $32 million from the same period last year and net interest margin decreased by twenty-four basis points. The decline in net interest income (TE) and the net interest margin was driven by higher interest-bearing deposit costs, a shift in funding mix to higher cost deposits and borrowings, and lower loan fees from PPP.
Average loans were $120.7 billion for the second quarter of 2023, an increase of $11.5 billion compared to the second quarter of 2022. Commercial loans increased $9.0 billion, largely reflecting growth in commercial and industrial loans, as well as an increase in commercial mortgage real estate loans. Consumer loans increased $2.5 billion, largely driven by Key's residential mortgage business.

Average deposits totaled $142.9 billion for the second quarter of 2023, a decrease of $4.6 billion compared to the year-ago quarter. The decline reflects elevated inflation-related spend, changing client behavior due to higher interest rates, and a normalization of pandemic-related deposits.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(h)

	Three months ended June 30, 2023			Three months ended June 30, 2022			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$61,426	$881	5.76%	$53,858	$449	3.34%	$71	$361	$432
Real estate — commercial mortgage	16,226	235	5.80	15,231	136	3.58	9	90	99
Real estate — construction	2,641	44	6.64	2,125	20	3.81	6	18	24
Commercial lease financing	3,756	29	3.07	3,817	24	2.47	—	5	5
Total commercial loans	84,049	1,189	5.67	75,031	629	3.36	86	474	560
Real estate — residential mortgage	21,659	176	3.25	18,383	131	2.85	25	20	45
Home equity loans	7,620	109	5.75	8,208	78	3.83	(6)	37	31
Consumer direct loans	6,323	77	4.89	6,514	68	4.19	(2)	11	9
Credit cards	984	33	13.49	943	24	10.20	1	8	9
Consumer indirect loans	37	—	—	59	—	—	—	—	—
Total consumer loans	36,623	395	4.33	34,107	301	3.53	18	76	94
Total loans	120,672	1,584	5.26	109,138	930	3.41	104	550	654
Loans held for sale	1,087	17	6.16	1,107	10	3.49	—	7	7
Securities available for sale (b), (e)	38,899	194	1.74	43,023	188	1.60	(19)	25	6
Held-to-maturity securities (b)	9,371	81	3.47	7,291	48	2.65	16	17	33
Trading account assets	1,244	15	4.64	854	7	3.45	4	4	8
Short-term investments	7,798	111	5.73	3,591	13	1.45	28	70	98
Other investments (e)	1,566	16	4.03	800	4	2.27	6	6	12
Total earning assets	180,637	2,018	4.34	165,804	1,200	2.83	139	679	818
Allowance for loan and lease losses	(1,379)			(1,103)
Accrued income and other assets	17,202			18,826
Discontinued assets	394			505
Total assets	$196,854			$184,032

LIABILITIES
Money market deposits	$32,419	$123	1.53%	$36,362	$5.05%		$(1)	$119	$118
Demand deposits	53,569	256	1.91	49,027	13.11		1	242	243
Savings deposits	6,592	1.04		7,891	—	.01	—	1	1
Certificates of deposit ($100,000 or more)	3,851	33	3.48	1,487	1.44		4	28	32
Other time deposits	11,365	118	4.17	1,972	1.13		23	94	117
Total interest-bearing deposits	107,796	531	1.98	96,739	20.08		27	484	511
Federal funds purchased and securities sold under repurchase agreements	3,767	48	5.07	2,792	6.88		3	39	42
Bank notes and other short-term borrowings	7,982	104	5.22	1,943	9	1.77	60	35	95
Long-term debt (f), (g)	22,284	349	6.26	12,662	61	1.92	73	215	288
Total interest-bearing liabilities	141,829	1,032	2.91	114,136	96.34		163	773	936
Noninterest-bearing deposits	35,107			50,732
Accrued expense and other liabilities	5,112			4,261
Discontinued liabilities (g)	394			505
Total liabilities	182,442			169,634
EQUITY
Key shareholders’ equity	14,412			14,398
Noncontrolling interests	—			—
Total equity	14,412			14,398
Total liabilities and equity	$196,854			$184,032

Interest rate spread (TE)			1.43%			2.50%
Net interest income (TE) and net interest margin (TE)		$986	2.12%		$1,104	2.61%	$(24)	$(94)	(118)
TE adjustment (b)		8			7
Net interest income, GAAP basis		$978			$1,097

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2023, and June 30, 2022.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $194 million and $153 million of assets from commercial credit cards for the three months ended June 30, 2023, and June 30, 2022, respectively.
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

	Six months ended June 30, 2023			Six months ended June 30, 2022			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$60,857	$1,688	5.59%	$52,723	$858	3.28%	$149	$681	$830
Real estate — commercial mortgage	16,347	459	5.66	14,910	257	3.48	27	175	202
Real estate — construction	2,583	83	6.47	2,076	37	3.60	11	35	46
Commercial lease financing	3,770	56	2.97	3,879	48	2.44	(1)	9	8
Total commercial loans	83,557	2,286	5.51	73,588	1,200	3.28	186	900	1,086
Real estate — residential mortgage	21,548	348	3.23	17,352	243	2.80	64	41	105
Home equity loans	7,749	215	5.61	8,276	153	3.72	(10)	72	62
Consumer direct loans	6,380	152	4.80	6,236	129	4.18	3	20	23
Credit cards	984	65	13.43	938	48	10.28	2	15	17
Consumer indirect loans	39	1.60		75	—	—	—	1	1
Total consumer loans	36,700	781	4.28	32,877	573	3.49	59	149	208
Total loans	120,257	3,067	5.14	106,465	1,773	3.35	245	1,049	1,294
Loans held for sale	997	30	6.02	1,295	22	3.40	(6)	14	8
Securities available for sale (b), (e)	39,034	388	1.73	43,968	361	1.55	(43)	70	27
Held-to-maturity securities (b)	9,152	155	3.40	7,239	94	2.59	28	33	61
Trading account assets	1,123	27	4.74	848	13	3.10	5	9	14
Short-term investments	5,677	153	5.44	5,447	17.65		1	135	136
Other investments (e)	1,438	29	4.02	726	6	1.82	9	14	23
Total earning assets	177,678	3,849	4.22	165,988	2,286	2.72	239	1,324	1,563
Allowance for loan and lease losses	(1,357)			(1,080)
Accrued income and other assets	17,351			18,152
Discontinued assets	406			522
Total assets	$194,078			$183,582

LIABILITIES
Money market deposits	$33,110	$201	1.23%	$36,795	$9.05%		$(1)	$193	$192
Demand deposits	52,993	440	1.67	50,148	20.08		1	419	420
Savings deposits	6,967	1.04		7,746	1.01		—	—	—
Certificates of deposit ($100,000 or more)	3,125	49	3.16	1,562	3.44		6	40	46
Other time deposits	9,745	190	3.94	2,035	1.14		17	172	189
Total interest-bearing deposits	105,940	881	1.68	98,286	34.07		23	824	847
Federal funds purchased and securities sold under repurchase agreements	2,932	70	4.81	1,547	6.81		9	55	64
Bank notes and other short-term borrowings	7,293	182	5.03	1,327	12	1.82	122	48	170
Long-term debt (f), (g)	21,218	624	5.88	11,751	110	1.86	140	374	514
Total interest-bearing liabilities	137,383	1,757	2.57	112,911	162.29		294	1,301	1,595
Noninterest-bearing deposits	37,213			50,523
Accrued expense and other liabilities	4,960			4,043
Discontinued liabilities (g)	406			522
Total liabilities	179,962			167,999
EQUITY
Key shareholders’ equity	14,116			15,583
Noncontrolling interests	—			—
Total equity	14,116			15,583
Total liabilities and equity	$194,078			$183,582

Interest rate spread (TE)			1.65%			2.44%
Net interest income (TE) and net interest margin (TE)		$2,092	2.29%		$2,124	2.53%	$(55)	$23	$(32)
TE adjustment (b)		15			13
Net interest income, GAAP basis		$2,077			$2,111

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the six months ended June 30, 2023, and June 30, 2022, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $186 million and $147 million of assets from commercial credit cards for the six months ended June 30, 2023, and June 30, 2022, respectively.
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

Provision for credit losses

Key’s provision for credit losses was $167 million for the three months ended June 30, 2023, compared to $45 million for the three months ended June 30, 2022. The provision for credit losses was $306 million for the six months ended June 30, 2023, compared to $128 million for the six months ended June 30, 2022. The increase was largely driven by changes in the economic outlook and portfolio activity.

Noninterest income

As shown in Figure 4, noninterest income was $609 million, and represented 38% of total revenue for the second quarter of 2023, compared to $688 million, representing 38% of total revenue, for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

BREAKDOWN OF NONINTEREST INCOME FOR SECOND QUARTER 2023

34%
21%
20%
11%
14%
Trust and investment services income
Investment banking and debt placement fees
Service charges on deposit accounts
Cards and payments income
Other noninterest income (a)

(a)Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended June 30, 2023, trust and investment services income was down $11 million, or 8.0%, compared to the same period one year ago. For the six months ended June 30, 2023, trust and investment services income was down $19 million, or 7.0%, compared to the same period one year ago. This was primarily due to a decline in fixed income, equity trading, and brokerage commissions.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at June 30, 2023, our bank, trust, and registered investment advisory subsidiaries had assets under management of $54.0 billion, up 10.1% compared to June 30, 2022.

Figure 5. Assets Under Administration

Dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Discretionary assets under management by investment type:
Equity	$30,320	$29,139	$28,313	$26,930	$28,344
Fixed income	13,819	14,615	14,432	13,035	12,913
Money market	6,094	6,490	5,238	4,850	4,604
Total discretionary assets under management	50,233	50,244	47,983	44,815	45,861
Non-discretionary assets under administration	3,719	3,445	3,299	3,031	3,142
Total	$53,952	$53,689	$51,282	$47,846	$49,003

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended June 30, 2023, investment banking and debt placement fees were down $29 million, or 19.5%, compared to the same period a year ago. For the six months ended June 30, 2023, investment banking and debt placement fees decreased $47 million, or 15.1%, compared to the same period a year ago. The decrease reflects lower merger and acquisition advisory fees and lower syndication fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $27 million, or 28.1%, for the three months ended June 30, 2023, compared to the same period one year ago. For the six months ended June 30, 2023, service charges on deposit accounts decreased by $51 million, or 27.3%, from the six months ended June 30, 2022. The declines for both periods were driven by a reduction in overdraft and non-sufficient funds fees from our new client friendly fee structure and lower account analysis fees related to the interest rate environment.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, was relatively flat for the three months ended June 30, 2023 and the six months ended June 30, 2023, compared to the same periods one year ago.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended June 30, 2023, decreased $12 million, or 5.4%, from the year-ago quarter. For the six months ended June 30, 2023, other noninterest income decreased $31 million, or 7.3%, from the same period a year ago. Decreases were driven by the overall decrease in consumer mortgage income from lower gain on sale margins as well as decreases in operating lease income from smaller portfolio size. These decreases were slightly offset by an increase in commercial mortgage servicing fees driven by a higher servicing portfolio.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the second quarter of 2023, compared to $1.1 billion for the second quarter of 2022. Noninterest expense was $2.3 billion for the six months ended June 30, 2023, compared to $2.1 billion for the six months ended June 30, 2022.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR SECOND QUARTER 2023

23%
4%
6%
9%
58%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $15 million, or 2.5%, for the three months ended June 30, 2023, compared to the same period one year ago. For the six months ended June 30, 2023, personnel expense was up $86 million, or 7.0%, compared to the same period one year ago. The increases were driven by higher salaries expense as well as an increase in severance from expense actions in the first quarter, partially offset by decreases in incentive compensation amounts.

Nonpersonnel expense

Nonpersonnel expenses includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Nonpersonnel expenses for the three months ended June 30, 2023, decreased $17 million, or 3.6%, from the year-ago quarter, primarily due to decreases in net occupancy expense as we exit corporate facilities and a decline in business services and professional fees offset by an increase in computer processing expense, due to technology investments. For the six months ended June 30, 2023, other nonpersonnel expense increased $18 million, or 2.0%, from the six months ended June 30, 2022, driven by an increase in computer processing expense from technology investments, partially offset by decreases in net occupancy and business service and professional fees.

Income taxes

We recorded tax expense of $58 million for the second quarter of 2023 and $132 million for the second quarter of 2022. We recorded tax expense of $139 million for the six months ended June 30, 2023, compared to $222 million for the six months ended June 30, 2022.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $82 million for the second quarter of 2023, compared to $128 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank decreased by $46 million, or 7.6%, compared to the second quarter of 2022, driven by higher interest-bearing deposit costs and a shift in funding mix
•Average loans and leases increased $2.1 billion, or 5.2%, from the second quarter of 2022, driven by growth in consumer mortgage loans
•Average deposits decreased $8.9 billion, or 9.7%, from the second quarter of 2022, reflecting elevated inflation-related spend, changing client behavior due to higher interest rates, and a normalization of pandemic-related deposits

•Provision for credit losses increased $24 million compared to the second quarter of 2022, driven by increases in both the allowance for credit losses and net loan charge-offs
•Noninterest income decreased $9 million, or 3.5%, from the second quarter of 2022, driven by lower service charges on deposit accounts due to a planned reduction in overdraft and non-sufficient funds fees
•Noninterest expense decreased $18 million, or 2.6%, from the second quarter of 2022, reflecting lower incentive compensation and employee benefits from the prior period, partly offset by an increase in salaries
Commercial Bank

Summary of operations

•Net income attributable to Key of $214 million for the second quarter of 2023, compared to $340 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $11 million, compared to the second quarter of 2022, reflecting higher interest-bearing deposit costs and a shift in funding mix to higher-cost deposits
•Average loan and lease balances increased $9.5 billion, compared to the second quarter of 2022, reflecting growth in commercial and industrial loans and an increase in commercial mortgage real estate loans
•Average deposit balances decreased $3.4 billion, or 6.2%, compared to the second quarter of 2022, reflecting changing client behavior due to higher interest rates

•Provision for credit losses increased $97 million compared to the second quarter of 2022, driven by higher allowance for credit losses due to changes in the economic outlook and portfolio activity
•Noninterest income decreased $58 million, from the second quarter of 2022, primarily driven by lower investment banking and debt placement fees reflecting lower merger and acquisition advisory fees and lower syndication fees, as well as a decrease in corporate services income
•Noninterest expense decreased by $6 million, or 1.5%, from the second quarter of 2022, driven by a decline in incentive compensation

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at June 30, 2023
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At June 30, 2023, total loans outstanding from continuing operations were $119.0 billion, compared to $119.4 billion at December 31, 2022. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 105 of our 2022 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $82.6 billion at June 30, 2023, an increase of $89 million, or .1%, compared to December 31, 2022. The increase was driven by growth in commercial and industrial loans, which increased $412 million, or .7% partially offset by a decline in real estate commercial mortgage loans.

Figure 8 provides our commercial loan portfolios by industry classification at June 30, 2023, and December 31, 2022.

Figure 8. Commercial Loans by Industry

June 30, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$852	$175	$97	$1,124	1.4%
Automotive	1,914	833	9	2,756	3.3
Business products	2,270	168	34	2,472	3.0
Business services	3,612	245	152	4,009	4.8
Chemicals	961	47	4	1,012	1.2
Commercial real estate	8,538	13,683	9	22,230	26.9
Construction materials and contractors	2,330	286	279	2,895	3.5
Consumer goods	4,089	631	297	5,017	6.1
Consumer services	4,867	821	376	6,064	7.3
Equipment	1,995	123	164	2,282	2.8
Finance	9,700	87	368	10,155	12.3
Healthcare	3,223	1,335	297	4,855	5.9
Metals and mining	1,297	80	89	1,466	1.8
Oil and gas	2,472	46	16	2,534	3.1
Public exposure	2,508	11	569	3,088	3.7
Technology	885	12	82	979	1.2
Transportation	1,157	137	498	1,792	2.2
Utilities	6,834	3	443	7,280	8.8
Other	555	(29)	18	544	.7
Total	$60,059	$18,694	$3,801	$82,554	100.0%

December 31, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$907	$171	$96	$1,174	1.4%
Automotive	1,660	741	12	2,413	2.9
Business products	2,332	176	37	2,545	3.1
Business services	3,497	249	167	3,913	4.7
Chemicals	934	31	45	1,010	1.2
Commercial real estate	8,862	13,897	7	22,766	27.6
Construction materials and contractors	2,351	327	309	2,987	3.7
Consumer goods	4,312	544	286	5,142	6.2
Consumer services	4,963	873	346	6,182	7.5
Equipment	1,988	111	113	2,212	2.7
Finance	8,784	111	462	9,357	11.3
Healthcare	3,379	1,348	310	5,037	6.1
Metals and mining	1,453	86	94	1,633	2.0
Oil and gas	2,385	32	20	2,437	3.0
Public exposure	2,526	9	582	3,117	3.8
Technology	914	12	89	1,015	1.2
Transportation	1,139	159	497	1,795	2.2
Utilities	6,725	5	450	7,180	8.7
Other	536	—	14	550	.7
Total	$59,647	$18,882	$3,936	$82,465	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at June 30, 2023, and 50% at December 31, 2022. This portfolio is approximately 87% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $60.1 billion at June 30, 2023, an increase of $412 million, or 0.7%, compared to December 31, 2022. The increase was driven by growth in the finance, automotive, business services, and utilities industries, partly offset by declines in most other industry categories.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 74% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At June 30, 2023, commercial real estate loans totaled $18.7 billion, which includes $16.0 billion of mortgage loans and $2.6 billion of construction loans. Compared to December 31, 2022, this portfolio decreased $188 million, or 1.0%, driven by decreases in non-owner occupied. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at June 30, 2023.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 14% of commercial real estate loans as of June 30, 2023. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of June 30, 2023, 74% of our construction portfolio are multi-family project loans.

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

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2023
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$19	$225	$257	1.4%	$—	$257
Industrial	50	25	63	126	226	283	34	807	4.3	148	659
Land & Residential	1	3	3	7	2	23	—	39.2		16	23
Lodging	48	—	9	4	24	71	51	207	1.1	5	202
Medical Office	41	—	43	5	22	105	39	255	1.4	33	222
Multifamily	1,156	563	1,279	1,263	2,880	1,432	455	9,028	48.3	1,964	7,064
Office	148	—	160	98	123	296	59	884	4.7	—	884
Retail	234	15	109	181	95	364	223	1,221	6.5	93	1,128
Self Storage	75	13	45	20	80	35	223	491	2.6	3	488
Senior Housing	143	54	147	77	114	120	232	887	4.7	174	713
Skilled Nursing	—	—	—	51	—	213	105	369	2.0	—	369
Student Housing	—	—	—	55	171	—	—	226	1.2	47	179
Other	13	13	9	38	36	76	185	370	2.0	—	370
Total nonowner-occupied	1,918	686	1,867	1,929	3,773	3,037	1,831	15,041	80.5	2,483	12,558
Owner-occupied	1,156	3	371	606	177	1,340	—	3,653	19.5	163	3,490
Total	$3,074	$689	$2,238	$2,535	$3,950	$4,377	$1,831	$18,694	100.0%	$2,646	$16,048

Nonperforming loans	$1	$—	$—	$22	$—	$6	$36	$65	N/M	$—	$65
Accruing loans past due 90 days or more	—	—	2	—	—	8	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	1	3	—	1	2	2	—	9	N/M	—	9

December 31, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$24	$231	$268	1.4%	$—	$268
Industrial	75	25	101	135	220	284	52	892	4.7	203	689
Land & Residential	1	3	3	3	3	24	—	37.2		15	22
Lodging	58	—	10	4	20	72	41	205	1.1	22	183
Medical Office	47	—	43	9	19	98	25	241	1.3	64	177
Multifamily	1,083	533	1,388	1,264	2,813	1,370	438	8,889	47.1	1,705	7,184
Office	189	1	173	113	128	300	95	999	5.3	—	999
Retail	282	35	112	183	69	395	235	1,311	6.9	106	1,205
Self Storage	85	13	50	20	79	37	202	486	2.6	4	482
Senior Housing	150	57	144	76	118	120	235	900	4.8	194	706
Skilled Nursing	—	—	—	52	—	239	143	434	2.3	—	434
Student Housing	—	—	—	53	199	13	—	265	1.4	39	226
Other	24	4	9	79	42	83	195	436	2.3	2	434
Total nonowner-occupied	2,003	671	2,033	1,995	3,710	3,059	1,892	15,363	81.4	2,354	13,009
Owner-occupied	1,149	5	364	580	128	1,293	—	3,519	18.6	176	3,343
Total	$3,152	$676	$2,397	$2,575	$3,838	$4,352	$1,892	$18,882	100.0%	$2,530	$16,352

Nonperforming loans	$—	$—	$—	$2	$—	$7	$12	$21	N/M	$—	$21
Accruing loans past due 90 days or more	—	—	—	—	—	8	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	—	—	1	11	—	6	—	18	N/M	—	18

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of June 30, 2023, totaled $36.5 billion, a decrease of $472 million, or 1.3%, from December 31, 2022. The decrease reflects balance declines across most consumer loan categories, partly offset by growth in our residential mortgage business.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of June 30, 2023, representing 59% of consumer loans outstanding. This is followed by our home equity portfolio representing 21% of consumer loans outstanding at June 30, 2023.

We held the first lien position for approximately 65% of the home equity portfolio at June 30, 2023, and 66% at December 31, 2022. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2022 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
June 30, 2023
Washington	$4,686	$1,052	$235	$88	$1	$6,062
Ohio	2,760	1,094	302	203	3	4,362
New York	847	2,125	780	346	1	4,099
Colorado	3,047	290	160	33	—	3,530
California	2,346	13	519	3	5	2,886
Oregon	1,307	609	116	43	—	2,075
Pennsylvania	459	546	401	61	2	1,469
Florida	851	44	435	13	5	1,348
Connecticut	810	270	117	29	1	1,227
Utah	868	264	69	19	—	1,220
Other	3,656	1,222	3,123	163	15	8,179
Total	$21,637	$7,529	$6,257	$1,001	$33	$36,457

December 31, 2022
Washington	$4,621	$1,100	$253	$87	$2	$6,063
Ohio	2,766	1,173	347	214	5	4,505
New York	840	2,256	770	359	1	4,226
Colorado	3,006	301	171	32	—	3,510
California	2,357	16	538	4	6	2,921
Oregon	1,268	630	117	43	—	2,058
Pennsylvania	459	580	403	61	3	1,506
Florida	851	45	453	14	6	1,369
Texas	336	3	397	4	3	743
Illinois	134	3	212	2	1	352
Other	4,763	1,844	2,847	206	16	9,676
Total	$21,401	$7,951	$6,508	$1,026	$43	$36,929

Figure 11 summarizes our loan sales for the six months ended June 30, 2023, and all of 2022.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2023
Second quarter	$118	$1,431	$28	$283	$1,860
First quarter	125	1,121	164	135	1,545
Total	$243	$2,552	$192	$418	$3,405
2022
Fourth quarter	$33	$2,774	$114	$235	$3,156
Third quarter	211	1,882	43	353	2,489
Second quarter	41	1,851	150	496	2,538
First quarter	1,469	1,909	39	901	4,318
Total	$1,754	$8,416	$346	$1,985	$12,501

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Commercial real estate loans	$493,396	$493,865	$488,478	$485,342	$479,974
Residential mortgage	11,003	10,951	11,026	11,014	10,948
Education loans	278	294	312	341	366
Commercial lease financing	1,732	1,673	1,646	1,619	1,418
Commercial loans	708	712	723	727	724
Consumer direct	455	480	509	536	575
Consumer indirect	1,120	1,316	1,536	1,766	2,039
Total	$508,692	$509,291	$504,230	$501,345	$496,044

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.0 billion of the $508.7 billion of loans administered or serviced at June 30, 2023. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $47.1 billion at June 30, 2023, compared to $47.8 billion at December 31, 2022. Available-for-sale securities were $37.9 billion at June 30, 2023, compared to $39.1 billion at December 31, 2022. Held-to-maturity securities were $9.2 billion at June 30, 2023, and $8.7 billion at December 31, 2022.

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

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	June 30, 2023	December 31, 2022
FHLMC & FNMA	$24,889	$25,371
GNMA	11,667	11,620
Total (a)	$36,556	$36,991

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Total	Weighted-Average Yield (b)
June 30, 2023
Remaining maturity:
One year or less	$3,218	$53	$1	$18	$3,290.42%
After one through five years	6,050	1,695	2,382	2,177	12,304	1.45
After five through ten years	114	8,912	898	5,743	15,667	2.05
After ten years	107	4,955	468	1,117	6,647	1.66
Fair value	$9,489	$15,615	$3,749	$9,055	$37,908	—
Amortized cost	$10,009	$19,306	$4,415	$10,406	$44,136	1.66%
Weighted-average yield (b)	.59%	1.67%	1.62%	2.70%	1.66%	—
Weighted-average maturity	1.4 years	8.6 years	6.1 years	7.1 years	6.4 years	—
December 31, 2022
Fair value	$9,415	$16,433	$3,920	$9,349	$39,117	—%
Amortized cost	10,044	20,180	4,616	10,712	45,552	1.67
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2023
Remaining maturity:
One year or less	$7	$—	$5	$1	$5	$18	2.57%
After one through five years	2,064	112	1,967	1,032	10	5,185	3.18
After five through ten years	2,194	14	525	4	—	2,737	3.59
After ten years	1,166	47	36	—	—	1,249	4.22
Amortized cost	$5,431	$173	$2,533	$1,037	$15	$9,189	3.44%
Fair value	$5,114	$158	$2,305	$984	$14	$8,575	—
Weighted-average yield (b)	3.80%	2.80%	3.28%	2.10%	2.78%	3.44%	—
Weighted-average maturity	6.9 years	7.4 years	4.2 years	1.1 years	2.4 years	5.5 years	—
December 31, 2022
Amortized cost	$4,586	$181	$2,522	$1,407	$14	$8,710	3.18%
Fair value	4,308	165	2,315	1,311	14	8,113	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at June 30, 2023

Our highly diversified deposit base is our primary source of funding. At June 30, 2023, our deposits totaled $145.1 billion, an increase of $2.5 billion compared to December 31, 2022. The increase reflects our durable relationship-based business model, in addition to changing client behavior as a result of higher interest rates.

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

Figure 17. Estimated Uninsured Deposits

Dollars in billions	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Uninsured deposits(a)	$61.6	$63.3	$67.1	$69.7	$71.6
Total deposits	145.1	144.1	142.6	144.9	145.9
Uninsured % of Deposits	42%	44%	47%	48%	49%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$8.6	$8.3	$8.4	$8.3	$7.6

As of June 30, 2023, approximately $13.6 billion of uninsured deposits were collateralized by government-backed securities.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $30.7 billion at June 30, 2023, compared to $28.8 billion at December 31, 2022. The increase reflects our desire to maintain increased levels of cash at the Federal Reserve in accordance with our liquidity risk management practices. For more information regarding our wholesale funds, see Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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
$—
$182
$—
$190
$—
$192
$72
$192
$—
2Q22
3Q22
4Q22
1Q23
2Q23
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the second quarter of 2023. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 12 in the “Supervision and Regulation” section of our 2022 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 29,198 holders of record at June 30, 2023. Our book value per Common Share was $12.18 based on 935.7 million shares outstanding at June 30, 2023, compared to $11.79 per Common Share based on 933.3 million shares outstanding at December 31, 2022. At June 30, 2023, our tangible book value per Common Share was $9.16, compared to $8.75 per Common Share at December 31, 2022.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2023		2022
In thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	935,229	933,325	932,938	932,643	932,398
Open market repurchases and return of shares under employee compensation plans	(38)	(4,333)	(2)	(3)	(24)
Shares issued under employee compensation plans (net of cancellations)	542	6,237	389	298	269
Shares outstanding at end of period	935,733	935,229	933,325	932,938	932,643

As shown above, Common Shares outstanding increased by .5 million shares during the second quarter of 2023. We did not complete any open market share repurchases in the second quarter of 2023.

At June 30, 2023, we had 321.0 million treasury shares, compared to 323.4 million treasury shares at December 31, 2022. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2023. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.1% at both June 30, 2023, and December 31, 2022. Our tangible common equity to tangible assets ratio was 4.5% at June 30, 2023, compared to 4.4% at December 31, 2022. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at June 30, 2023, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at June 30, 2023, and December 31, 2022, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 170 of our 2022 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	June 30, 2023	December 31, 2022
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$13,844	$13,454
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	118	178
	Common Equity Tier 1 capital before adjustments and deductions	11,516	11,186
Less:	Goodwill, net of deferred taxes	2,608	2,612
	Intangible assets, net of deferred taxes	67	88
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,687)	(4,857)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(1,083)	(1,160)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(274)	(277)
	Total Common Equity Tier 1 capital	$14,884	$14,779
TIER 1 CAPITAL
Common Equity Tier 1		$14,884	$14,779
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$17,330	$17,225
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$2,017	$2,200
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,634	1,351
Less:	Deductions	—	—
	Total Tier 2 capital	3,651	3,551
	Total risk-based capital	$20,981	$20,776
RISK-WEIGHTED ASSETS(e)
Risk-weighted assets on balance sheet		$124,851	$125,900
Risk-weighted off-balance sheet exposure		34,265	35,745
Market risk-equivalent assets		1,305	826
Gross risk-weighted assets		160,421	162,471
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$160,421	$162,471
AVERAGE QUARTERLY TOTAL ASSETS		$200,195	$193,986
CAPITAL RATIOS(e)
Tier 1 risk-based capital		10.80%	10.60%
Total risk-based capital		13.08%	12.79%
Leverage (d)		8.66%	8.88%
Common Equity Tier 1		9.28%	9.10%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $18 million and $21 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2023, and December 31, 2022, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)June 30, 2023 capital ratios and risk weighted assets are estimates.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At June 30, 2023, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios exceeded aggregate daily VaR for a total of one day during the quarter ended June 30, 2023, and did not exceed aggregate daily VaR for any day during the quarter ended June 30, 2022. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.6 million at June 30, 2023, and $1.6 million at June 30, 2022. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2023, and June 30, 2022.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.0	$1.0	$1.5	$1.0	$1.1	$.6	$.8	$1.1
Derivatives:
Interest rate	$4.0	$.4	$1.2	$.6	$.6	$.1	$.2	$.2

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $3.2 million at June 30, 2023, and $2.8 million at June 30, 2022. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2023, and June 30, 2022.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$3.5	$1.6	$2.4	$2.6	$2.8	$1.2	$1.9	$1.9
Derivatives:
Interest rate	$5.6	$.4	$1.4	$.5	$.5	$.1	$.3	$.2

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $0.4 million at June 30, 2023, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR transition. As disclosed in Item 1A. Risk Factors of our 2022 Form 10-K and discussed above under the heading “Supervision and Regulation - Federal LIBOR transition legislation”, bank regulators have issued guidance advising against the use of LIBOR in its current form for new contracts and indicated that bank examiners will continue monitoring efforts through 2023 to ensure that institutions have moved their contracts away from LIBOR in a safe and sound manner and in compliance with applicable legal requirements. Key has complied with such regulatory expectations and successfully transitioned substantially all of it its products away from LIBOR as of June 30, 2023. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms. We have also originated a small number of new loans using credit sensitive rates in a limited and managed fashion.

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

Figure 22 presents the results of the simulation analysis at June 30, 2023, and June 30, 2022. At June 30, 2023, our simulated impact to changes in interest rates was moderate. The benefit to declining rates has increased as a result of higher funding costs and a funding mix change to more rate sensitive instruments compared to the June 30, 2022 analysis. Current modeled exposure is within the Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	June 30, 2023		June 30, 2022
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	50s	N/A	Low 40s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	3.65%	(5.38)%	(5.70)%	(1.56)%

+200 NII at risk beta sensitivity	June 30, 2023
Beta assumption	High 50s	Mid 50s	High 40s	Mid 40s
Interest rate risk assessment	(7.48)%	(6.43)%	(4.39)%	(3.49)%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 23 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 105 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The resulting rate in the policy decline scenario is equal to the greater of the current fed funds target and zero. As of June 30, 2023, the policy decline scenario is minus 200 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of June 30, 2023.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2023
				Weighted-Average			December 31, 2022
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$52,050	$(1,264)		2.0	1.4%	5.3%	$28,450	$(1,503)
Receive fixed/pay variable — conventional debt (b)	9,880	(288)		3.0	2.5	5.1	10,995	(551)
Receive fixed/pay variable — forward A/LM (c)	6,250	(146)		3.1	3.5	5.1	1,300	(8)
Receive fixed/pay variable — forward debt (d)	4,146	(308)		5.4	2.2	5.4	—	—
Pay fixed/receive variable — conventional debt (e)	100	2		5.0	5.5	3.6	50	1
Pay fixed/receive variable — forward securities	—	—		—	—	—	—	—
Pay fixed/receive variable — securities	1,405	61		2.2	5.1	2.9	405	48
Total portfolio swaps	$73,831	$(1,943)	(f)	2.4	1.8%	5.2%	$41,200	$(2,013)	(f)

Floors — forward purchased	$3,250	$29		2.6	—%	—%	$—	$—
Floors — forward sold	3,250	(13)		2.6	—	—	—	—
Total floors	$6,500	$16		—	—%	—%	$—	$—

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities. Notional amount as of June 30, 2023 reflects the impacts of LIBOR transition. Notional amount includes $13.4 billion of short-dated receive fix/pay variable LIBOR swaps and $13.4 billion of short-dated pay fixed/receive variable SOFR swaps which were created as a result of the industry’s operational transition from LIBOR to SOFR related to impacted LIBOR receive fixed/pay variable swaps. The weighted-average maturity, receive rate, and pay rate amounts disclosed exclude the impacts of these short-dated LIBOR and SOFR swaps.
(b)Notional amounts as of June 30, 2023 reflects the impacts of LIBOR transition. Notional amount includes $800 million of SOFR and LIBOR swaps and created as a result of LIBOR transition. The weighted-average maturity, receive rate, and pay rate amounts disclosed exclude the impacts of these swaps created as a result of LIBOR transition.
(c)Notional amount as of June 30, 2023 reflect the impact of the LIBOR transition. Notional amount includes $2.3 billion of forward-starting SOFR swaps created as a result of the industry’s operational transition from LIBOR to SOFR. The weighted-average maturity, receive rate, and pay rate amounts disclosed exclude the impacts of these swaps created as a result of LIBOR transition.
(d)Notional amount as of June 30, 2023 reflects the impacts of LIBOR transition. Notional amount includes $2.8 billion of forward-starting SOFR swaps created as a result of LIBOR transition. The weighted-average maturity, receive rate, and pay rate amounts disclosed exclude the impacts of the SOFR swaps created as a result of LIBOR transition.
(e)Notional amount as of June 30, 2023 reflects the impacts of LIBOR transition. Notional amount includes a $50 million of short-dated LIBOR swap which was ere created as a result of the industry’s operational transition from LIBOR to SOFR. The weighted-average maturity, receive rate, and pay rate amounts disclosed excludes the impacts of the short-dated LIBOR swap.
(f)Excludes accrued interest payable of $221 million at June 30, 2023, and accrued interest of $62 million at December 31, 2022.

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

Our credit ratings at June 30, 2023, are shown in Figure 24. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors. During the second quarter, Moody’s, Standard & Poor’s and DBRS Inc., each affirmed KeyCorp and KeyBank’s long-term and short-term credit ratings. All three rating services also changed Key’s Outlook or Trend to “negative”

from “stable”. Their rationale for the Outlook or Trend change is provided in their credit opinions and analysis. This includes a more challenging outlook for the entire banking industry and other company specific factors. KeyCorp and KeyBank’s rating outlook from Fitch Ratings, Inc., remains unchanged and is listed as “stable”.

Figure 24. Credit Ratings

June 30, 2023	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 83% as of June 30, 2023. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Our available contingent liquidity at June 30, 2023, totaled $80.0 billion, consisting of $5.5 billion of unpledged securities, $8.9 billion of net balances of federal funds sold and balances in our Federal Reserve account, $55.7 billion of unused secured borrowing capacity at the Federal Reserve Bank of Cleveland, and $9.9 billion of unused secured borrowing capacity at the FHLB. During the second quarter of 2023, our secured term borrowings decreased $1.5 billion as some maturing term borrowings were not replaced.

We have several liquidity programs, which are described in Note 20 (“Long-term Debt”) beginning on page 164 of our 2022 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. There were no bank note issuances during the second quarter of 2023.

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

At June 30, 2023, KeyCorp held $2.7 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. KeyCorp had no debt issuances during the second quarter of 2023. During the second quarter of 2023, KeyBank paid $175 million cash dividends to KeyCorp. As of June 30, 2023, KeyBank had regulatory capacity to pay $2.8 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased primarily as a result of a decrease in unencumbered securities, which was offset by an increase in cash held at the Federal Reserve. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution. In response to the market volatility driven by the recent bank failures, Key has initiated heightened monitoring for liquidity and funding. This heightened monitoring includes daily updates to senior management centered on balance sheet flows and reserve balances held at the Federal Reserve. We have also increased the level of cash held at the Federal Reserve in the event there is an unexpected funding outflow.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2023, and June 30, 2022.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 107 of our 2022 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at June 30, 2023, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 25, our ALLL from continuing operations increased by $143 million, or 10.7%, from December 31, 2022. The commercial ALLL increased by $122 million, or 14.1%, from December 31, 2022, through June 30, 2023. Our consumer ALLL increased by $21 million, or 4.4%, from December 31, 2022, through June 30, 2023. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 25. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2023			December 31, 2022
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$599	40.5%	50.5%	$601	45.0%	50.0%
Commercial real estate:
Commercial mortgage	315	21.3	13.5	203	15.2	13.7
Construction	39	2.6	2.2	28	2.1	2.1
Total commercial real estate loans	354	23.9	15.7	231	17.3	15.8
Commercial lease financing	33	2.2	3.2	32	2.4	3.3
Total commercial loans	986	66.6	69.4	864	64.7	69.1
Real estate — residential mortgage	200	13.5	18.2	196	14.7	17.9
Home equity loans	96	6.5	6.3	98	7.3	6.6
Consumer direct loans	125	8.4	5.2	111	8.3	5.4
Credit cards	72	4.9	0.8	66	4.9	0.9
Consumer indirect loans	1	0.1	0.1	2	0.1	0.1
Total consumer loans	494	33.4	30.6	473	35.3	30.9
Total ALLL — continuing operations (a)	$1,480	100.0%	100.0%	$1,337	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $18 million at June 30, 2023, and $21 million at December 31, 2022.

Net loan charge-offs

Figure 26 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 28. Figure 27 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended June 30, 2023, increased $8 million compared to the year-ago quarter.

Figure 26. Net Loan Charge-offs from Continuing Operations (a)

	2023		2022
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$27	$27	$17	$36	$31
Real estate — Commercial mortgage	8	5	12	1	2
Real estate — Construction	—	—	—	—	(1)
Commercial lease financing	(1)	(2)	(2)	(1)	(1)
Total commercial loans	34	30	27	36	31
Real estate — Residential mortgage	—	(1)	(3)	—	(3)
Home equity loans	1	—	—	(1)	(1)
Consumer direct loans	9	9	8	4	9
Credit cards	7	8	7	5	7
Consumer indirect loans	1	(1)	2	(1)	1
Total consumer loans	18	15	14	7	13
Total net loan charge-offs	$52	$45	$41	$43	$44
Net loan charge-offs to average loans	.17%	.15%	.14%	.15%	.16%
Net loan charge-offs from discontinued operations — education lending business	$1	$1	$2	$—	$—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2023		2022
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	0.18%	0.18%	0.12%	0.25%	0.23%
Real estate — commercial mortgage	0.20	0.12	0.29	0.02	0.05
Real estate — construction	—	—	—	—	(0.19)
Commercial lease financing	(0.11)	(0.21)	(0.21)	(0.10)	(0.11)
Total commercial loans	0.16	0.14	0.13	0.18	0.17
Real estate — residential mortgage	—	(0.02)	(0.06)	—	(0.07)
Home equity loans	0.05	—	—	(0.05)	(0.05)
Consumer direct loans	0.57	0.56	0.47	0.23	0.55
Credit cards	2.85	3.26	2.80	2.05	2.98
Consumer indirect loans	10.97	(9.78)	17.25	(7.63)	6.80
Total consumer loans	0.20	0.16	0.15	0.08	0.15
Total net loan charge-offs	0.17%	0.15%	0.14%	0.15%	0.16%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2023	2022	2023	2022
Average loans outstanding	$120,672	$109,138	$120,257	$106,465
Allowance for loan and lease losses at beginning of period	1,380	1,105	1,337	1,061
Loans charged off:
Commercial and industrial	42	39	77	69
Real estate — commercial mortgage	9	3	14	7
Real estate — construction	—	—	—	—
Commercial lease financing	1	—	—	2
Total commercial loans	52	42	91	78
Real estate — residential mortgage	1	(2)	1	(3)
Home equity loans	2	—	3	1
Consumer direct loans	11	10	22	17
Credit cards	9	8	18	15
Consumer indirect loans	1	1	1	2
Total consumer loans	24	17	45	32
Total loans charged off	76	59	136	110
Recoveries:
Commercial and industrial	15	8	23	19
Real estate — commercial mortgage	1	1	1	2
Real estate — construction	—	1	—	1
Commercial lease financing	2	1	3	1
Total commercial loans	18	11	27	23
Real estate — residential mortgage	1	1	2	1
Home equity loans	1	1	2	2
Consumer direct loans	2	1	4	3
Credit cards	2	1	3	3
Consumer indirect loans	—	—	1	1
Total consumer loans	6	4	12	10
Total recoveries	24	15	39	33
Net loan charge-offs	(52)	(44)	(97)	(77)
Provision (credit) for loan and lease losses	152	38	240	115
Allowance for loan and lease losses at end of period	$1,480	$1,099	$1,480	$1,099
Liability for credit losses on off-balance sheet exposures at beginning of period	276	166	225	160
Provision (credit) for losses on off-balance sheet exposures	15	7	66	13
Liability for credit losses on off-balance sheet exposures at end of period(a)	$291	$173	$291	$173
Total allowance for credit losses at end of period	$1,771	$1,272	$1,771	$1,272
Net loan charge-offs to average total loans	.17%	.16%	.16%	.15%
Allowance for loan and lease losses to period-end loans	1.24	.98	1.24	.98
Allowance for credit losses to period-end loans	1.49	1.13	1.49	1.13
Allowance for loan and lease losses to nonperforming loans	343.4	256.2	343.4	256.2
Allowance for credit losses to nonperforming loans	410.9	296.5	410.9	296.5

Discontinued operations — education lending business:
Loans charged off	$2	$1	$3	$3
Recoveries	1	1	1	1
Net loan charge-offs	$(1)	$—	$(2)	$(2)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 29 shows the composition of our nonperforming assets. As shown in Figure 29, nonperforming assets at June 30, 2023, increased $42 million from December 31, 2022. This increase reflects normalization of nonperforming loan levels, while still favorable relative to long-term levels. The increase was broad-based over four industries.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2022 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 29. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Commercial and industrial	$188	$170	$174	$169	$197
Real estate — commercial mortgage	65	59	21	34	35
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	65	59	21	34	35
Commercial lease financing	1	1	1	2	2
Total commercial loans (b)	254	230	196	205	234
Real estate — residential mortgage	73	75	77	66	67
Home equity loans	97	104	107	112	120
Consumer direct loans	3	3	3	3	3
Credit cards	3	3	3	3	3
Consumer indirect loans	1	1	1	1	2
Total consumer loans	177	186	191	185	195
Total nonperforming loans (c)	431	416	387	390	429
OREO	15	13	13	12	9
Nonperforming loans held for sale	16	18	20	17	25
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$462	$447	$420	$419	$463
Accruing loans past due 90 days or more	$73	$55	$60	$47	$41
Accruing loans past due 30 through 89 days	139	164	180	187	137
Nonperforming assets from discontinued operations — education lending business	2	3	3	3	3
Nonperforming loans to period-end portfolio loans	.36%	.35%	.32%	.34%	.38%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.39	.37	.35	.36	.41
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)On January 1, 2023, Key adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. In connection with the adoption of this guidance, nonperforming loans for periods after January 1, 2023, include certain loans which were modified for borrowers experiencing financial difficulty. Amounts prior to January 1, 2023, include nonperforming troubled debt restructurings (TDRs), for which accounting guidance was eliminated upon adoption of ASU 2022-02.

Figure 30 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 30. Summary of Changes in Nonperforming Loans from Continuing Operations

	2023		2022
Dollars in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$416	$387	$390	$429	$439
Loans placed on nonaccrual status	169	143	113	80	118
Charge-offs	(76)	(60)	(67)	(68)	(59)
Loans sold	(23)	(2)	(4)	(3)	(8)
Payments	(20)	(31)	(22)	(29)	(35)
Transfers to OREO	(2)	(2)	(1)	(1)	(2)
Loans returned to accrual status	(33)	(19)	(22)	(18)	(24)
Balance at end of period	$431	$416	$387	$390	$429

Operational and compliance risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities. Operational risk intersects with compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation. This heightened level of regulation has increased our operational risk. While operational and compliance risk are separate risk disciplines in KeyCorp’s ERM framework, losses and/or additional regulatory compliance costs are included in operational loss reporting and could take the form of explicit charges, increased operational costs, harm to our reputation, or forgone opportunities.

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

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, shut down access to systems for ransom, or cause other damage. As the threat landscape continues to evolve, critical infrastructure, including financial services, remains a top target for cyberattacks. The remote work environment utilized by our employees and our third-party service providers inherently introduces additional operational risk. Additionally, we face heightened risk of cyberattacks in the near term because of recent geopolitical events, which may result in increased attacks against U.S. critical infrastructure, including financial institutions. Cyberattacks may include, but are not limited to, attacks that are intended to disrupt or disable banking services and prevent banking transactions, attempts to breach the security of systems and data, and social engineering attempts aimed at tricking employees and clients into providing sensitive information or executing financial transactions.

We also face cyberattack risks related to our third-party service providers. Cyberattacks successfully compromising or circumventing the security of the systems of our third-party service providers have resulted in, and could again in the future, result in negative consequences to us, including interfering with our third-party providers’ ability to fulfill their contractual obligations to us, an interruption in our business processes, or the disclosure or misappropriation of confidential information of us or that of our clients. These cyberattacks may result in regulatory consequences, reputational harm or financial loss or liability that could adversely affect our financial condition or results of operations. High-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of their customers. There have also been numerous highly publicized cases where hackers requested ransom payments in exchange for not disclosing customer information or to restore company access to locked systems. We have incurred, and may again incur, expenses related to responding to cyberattacks involving third-party providers, including the protection of our clients from identity theft as a result of such attacks. We have also incurred, and may continue to incur, expenses to enhance our systems or processes to protect against cyber or other security incidents.

Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services by us and our clients. To date, Key has not experienced material disruption of our operations as a result of the heightened threat landscape of cyberattacks.

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

		Three months ended					Six months ended
Dollars in millions		6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022	6/30/2023	6/30/2022
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$13,844	$14,322	$13,454	$13,290	$14,427
Less:	Intangible assets (a)	2,826	2,836	2,844	2,856	2,868
	Preferred Stock (b)	2,446	2,446	2,446	2,446	1,856
	Tangible common equity (non-GAAP)	$8,572	$9,040	$8,164	$7,988	$9,703
Total assets (GAAP)		$195,037	$197,519	$189,813	$190,051	$187,008
Less:	Intangible assets (a)	2,826	2,836	2,844	2,856	2,868
	Tangible assets (non-GAAP)	$192,211	$194,683	$186,969	$187,195	$184,140
	Tangible common equity to tangible assets ratio (non-GAAP)	4.5%	4.6%	4.4%	4.3%	5.3%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,412	$13,817	$13,168	$14,614	$14,398	$14,116	$15,583
Less:	Intangible assets (average) (c)	2,831	2,841	2,851	2,863	2,827	2,836	2,821
	Preferred Stock (average)	2,500	2,500	2,500	2,148	1,900	2,500	1,900
	Average tangible common equity (non-GAAP)	$9,081	$8,476	$7,817	$9,603	$9,671	$8,780	$10,862
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$250	$275	$356	$513	$504	$525	$924
Average tangible common equity (non-GAAP)		9,081	8,476	7,817	9,603	9,671	8,780	10,862
Return on average tangible common equity from continuing operations (non-GAAP)		11.0%	13.2%	18.1%	21.2%	20.9%	12.06%	17.15%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$251	$276	$356	$515	$507	$527	$928
Average tangible common equity (non-GAAP)		9,081	8,476	7,817	9,603	9,671	8,780	10,862
Return on average tangible common equity consolidated (non-GAAP)		11.1%	13.2%	18.1%	21.3%	21.0%	12.10%	17.23%
(a)For the three months ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, and June 30, 2022, intangible assets exclude $1 million, $1 million, $2 million, $2 million, and $2 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, and June 30, 2022, average intangible assets exclude $1 million, $1 million, $2 million, $2 million, and $2 million, respectively, of average purchased credit card receivables. For the six months ended June 30, 2023, and June 30, 2022, average intangible assets exclude $1 million, and $2 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Six months ended
Dollars in millions		6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022	6/30/2023	6/30/2022
Cash efficiency ratio
Noninterest expense (GAAP)		$1,076	$1,176	$1,156	$1,106	$1,078	$2,252	$2,148
Less:	Intangible asset amortization	10	10	12	12	12	20	23
Adjusted noninterest expense (non-GAAP)		$1,066	$1,166	$1,144	$1,094	$1,066	$2,232	$2,125
Net interest income (GAAP)		$978	$1,099	$1,220	$1,196	$1,097	$2,077	$2,111
Plus:	Taxable-equivalent adjustment	8	7	7	7	7	15	13
	Noninterest income (GAAP)	609	608	671	683	688	1,217	1,364
Total taxable-equivalent revenue (non-GAAP)		$1,595	$1,714	$1,898	$1,886	$1,792	$3,309	$3,488
Cash efficiency ratio (non-GAAP)		66.8%	68.0%	60.3%	58.0%	59.5%	67.5%	60.9%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 92 through 94 of our 2022 Form 10-K. During the three months ended June 30, 2023, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2023

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
The guidance is not expected to have any impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$758	$887
Short-term investments	8,959	2,432
Trading account assets	1,177	829
Securities available for sale	37,908	39,117
Held-to-maturity securities (fair value: $8,575 and $8,113)	9,189	8,710
Other investments	1,474	1,308
Loans, net of unearned income of $361 and $368	119,011	119,394
Less: Allowance for loan and lease losses	(1,480)	(1,337)
Net loans	117,531	118,057
Loans held for sale (a)	1,130	963
Premises and equipment	652	636
Goodwill	2,752	2,752
Other intangible assets	75	94
Corporate-owned life insurance	4,378	4,369
Accrued income and other assets	8,668	9,223
Discontinued assets	386	436
Total assets	$195,037	$189,813
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$111,766	$101,761
Noninterest-bearing deposits	33,366	40,834
Total deposits	145,132	142,595
Federal funds purchased and securities sold under repurchase agreements	1,702	4,077
Bank notes and other short-term borrowings	6,949	5,386
Accrued expense and other liabilities	5,339	4,994
Long-term debt	22,071	19,307
Total liabilities	181,193	176,359
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,231	6,286
Retained earnings	15,759	15,616
Treasury stock, at cost (320,968,822 and 323,377,500 shares)	(5,859)	(5,910)
Accumulated other comprehensive income (loss)	(6,044)	(6,295)
Total equity	13,844	13,454
Total liabilities and equity	$195,037	$189,813

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $67 million at June 30, 2023, and $24 million at December 31, 2022.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2023	2022	2023	2022
INTEREST INCOME
Loans	$1,576	$923	$3,052	$1,760
Loans held for sale	17	10	30	22
Securities available for sale	194	188	388	361
Held-to-maturity securities	81	48	155	94
Trading account assets	15	7	27	13
Short-term investments	111	13	153	17
Other investments	16	4	29	6
Total interest income	2,010	1,193	3,834	2,273
INTEREST EXPENSE
Deposits	531	20	881	34
Federal funds purchased and securities sold under repurchase agreements	48	6	70	6
Bank notes and other short-term borrowings	104	9	182	12
Long-term debt	349	61	624	110
Total interest expense	1,032	96	1,757	162
NET INTEREST INCOME	978	1,097	2,077	2,111
Provision for credit losses	167	45	306	128
Net interest income after provision for credit losses	811	1,052	1,771	1,983
NONINTEREST INCOME
Trust and investment services income	126	137	254	273
Investment banking and debt placement fees	120	149	265	312
Cards and payments income	85	85	166	165
Service charges on deposit accounts	69	96	136	187
Corporate services income	86	96	162	187
Commercial mortgage servicing fees	50	45	96	81
Corporate-owned life insurance income	32	35	61	66
Consumer mortgage income	14	14	25	35
Operating lease income and other leasing gains	23	28	48	60
Other income	4	3	4	(2)
Total noninterest income	609	688	1,217	1,364
NONINTEREST EXPENSE
Personnel	622	607	1,323	1,237
Net occupancy	65	78	135	151
Computer processing	95	78	187	155
Business services and professional fees	41	52	86	105
Equipment	22	26	44	49
Operating lease expense	21	27	41	55
Marketing	29	34	50	62
Other expense	181	176	386	334
Total noninterest expense	1,076	1,078	2,252	2,148
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	344	662	736	1,199
Income taxes	58	132	139	222
INCOME (LOSS) FROM CONTINUING OPERATIONS	286	530	597	977
Income (loss) from discontinued operations	1	3	2	4
NET INCOME (LOSS)	287	533	599	981
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$287	$533	$599	$981
Income (loss) from continuing operations attributable to Key common shareholders	$250	$504	$525	$924
Net income (loss) attributable to Key common shareholders	251	507	527	928
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.54	$.57	$1.00
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.27	.55	.57	1.00
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.54	$.56	$.99
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.27	.54	.57	1.00
Weighted-average Common Shares outstanding (000)	926,741	924,302	926,807	923,717
Effect of Common Share options and other stock awards	3,713	7,506	5,513	9,087
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	930,454	931,808	932,320	932,805

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2023	2022	2023	2022
Net income (loss)	$287	$533	$599	$981
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $131, $309, $(50), and $871	(416)	(980)	159	(2,764)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $49, $82, $(28), and $259	(156)	(260)	89	(821)
Net pension and postretirement benefit costs, net of income taxes of $(1), $(1), $(1), and $(2)	2	3	3	5
Total other comprehensive income (loss), net of tax	(570)	(1,237)	251	(3,580)
Comprehensive income (loss)	(283)	(704)	850	(2,599)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$(283)	$(704)	$850	$(2,599)

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						599			599
Other comprehensive income (loss)								251	251
Deferred compensation					(5)				(5)
Cash dividends declared
Common Shares ($.410 per share)						(384)			(384)
Series D Preferred Stock ($25.00 per depositary share)						(13)			(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)			(15)
Series F Preferred Stock ($.706250 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)			(13)
Series H Preferred Stock ($.775000 per depositary share)						(19)			(19)
Open market Common Share repurchases		(2,550)			—		(38)		(38)
Employee equity compensation program Common Share repurchases		(1,821)			—		(34)		(34)
Common shares reissued (returned) for stock options and other employee benefit plans		6,779			(50)		123		73
BALANCE AT JUNE 30, 2023	1,996	935,733	$2,500	$1,257	$6,231	$15,759	$(5,859)	$(6,044)	$13,844

BALANCE AT MARCH 31, 2023	1,996	935,229	$2,500	$1,257	$6,207	$15,700	$(5,868)	$(5,474)	$14,322
Net income (loss)						287			287
Other comprehensive income (loss)								(570)	(570)
Deferred compensation					1				1
Cash dividends declared
Common Shares ($.205 per share)						(192)			(192)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)			(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Series H Preferred Stock ($.387500 per depositary share)						(10)			(10)
Employee equity compensation program Common Share repurchases		(38)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		542			23		9		32
BALANCE AT JUNE 30, 2023	1,996	935,733	$2,500	$1,257	$6,231	$15,759	$(5,859)	$(6,044)	$13,844

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						981			981
Other comprehensive income (loss)								(3,580)	(3,580)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.585 per share)						(364)			(364)
Series D Preferred Stock ($37.50 per depositary share)						(12)			(12)
Series E Preferred Stock ($1.148439 per depositary share)						(16)			(16)
Series F Preferred Stock ($1.059375 per depositary share)						(12)			(12)
Series G Preferred Stock ($1.054689 per depositary share)						(12)			(12)
Employee equity compensation program Common Share repurchases		(1,731)			—		(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		5,524			(31)		100		69
BALANCE AT JUNE 30, 2022	1,396	932,643	$1,900	$1,257	$6,241	$15,118	$(5,923)	$(4,166)	$14,427

BALANCE AT MARCH 31, 2022	1,396	932,398	$1,900	$1,257	$6,214	$14,793	$(5,927)	$(2,929)	$15,308
Net income (loss)						533			533
Other comprehensive income (loss)								(1,237)	(1,237)
Deferred compensation									—
Cash dividends declared
Common Shares ($.195 per share)						(182)			(182)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Employee equity compensation program Common Share repurchases		(24)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		269			27		4		31
BALANCE AT JUNE 30, 2022	1,396	932,643	$1,900	$1,257	$6,241	$15,118	$(5,923)	$(4,166)	$14,427

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Six months ended June 30,
(Unaudited)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$599	$981
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	306	128
Depreciation and amortization expense, net	71	74
Accretion of acquired loans	11	16
Increase in cash surrender value of corporate-owned life insurance	(52)	(54)
Stock-based compensation expense	63	59
Deferred income taxes (benefit)	29	99
Proceeds from sales of loans held for sale	3,353	6,855
Originations of loans held for sale, net of repayments	(3,549)	(5,414)
Net losses (gains) on sales of loans held for sale	(37)	(81)
Net losses (gains) on leased equipment	(3)	(1)
Net securities losses (gains)	7	—
Net losses (gains) on sales of fixed assets	13	(4)
Net decrease (increase) in trading account assets	(348)	(108)
Other operating activities, net	837	(1,747)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,300	803
INVESTING ACTIVITIES
Purchases of intangibles assets via acquisitions	—	(12)
Cash received (used) in acquisitions, net of cash acquired	—	(58)
Net decrease (increase) in short-term investments, excluding acquisitions	(6,527)	8,554
Purchases of securities available for sale	(289)	(3,969)
Proceeds from sales of securities available for sale	511	—
Proceeds from prepayments and maturities of securities available for sale	1,172	2,797
Proceeds from prepayments and maturities of held-to-maturity securities	708	1,321
Purchases of held-to-maturity securities	(1,179)	(1,964)
Purchases of other investments	(533)	(369)
Proceeds from sales of other investments	354	8
Proceeds from prepayments and maturities of other investments	5	6
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	303	(10,580)
Proceeds from sales of portfolio loans	89	81
Proceeds from corporate-owned life insurance	43	39
Purchases of premises, equipment, and software	(74)	(42)
Proceeds from sales of premises and equipment	2	11
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,415)	(4,177)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,537	(6,707)
Net increase (decrease) in short-term borrowings	(812)	5,282
Net proceeds from issuance of long-term debt	5,240	12,101
Payments on long-term debt	(2,452)	(7,081)
Open market common share repurchases	(38)	—
Employee equity compensation program Common Share repurchases	(34)	(44)
Net proceeds from reissuance of Common Shares	1	5
Cash dividends paid	(456)	(417)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,986	3,139
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(129)	(235)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	887	913
CASH AND DUE FROM BANKS AT END OF PERIOD	$758	$678
Additional disclosures relative to cash flows:
Interest paid	$1,360	$169
Income taxes paid (refunded)	140	131
Noncash items:
Reduction of secured borrowing and related collateral	$3	$4
Loans transferred to portfolio from held for sale	83	57
Loans transferred to held for sale from portfolio	19	—
Loans transferred to OREO	4	3
CMBS risk retentions	—	6
ABS risk retentions	7	9

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
The adoption of this guidance did not have an impact on Key’s financial condition or results of operations.
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
The adoption of this guidance did not have an impact on Key’s financial condition or results of operations.
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

ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323)	January 1, 2023 Early adoption is permitted.	Reporting entities may elect to account for their tax equity investments, not limited to LIHTC structures, using the proportional amortization method as long as certain criteria are met. Entities must make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. Also, LIHTC investments not accounted for using the proportional amortization method will no longer be allowed to use the delayed equity contribution guidance. Further, accounting guidance in ASC 323-740 is now only applicable to tax equity investments accounted for using the proportional amortization method.

		The guidance should be applied on a modified retrospective or retrospective basis.	The guidance did not have a material impact on Key’s financial condition or results of operations. Key adopted this guidance on a modified retrospective basis.

The following are additional disclosures about our significant accounting policies updated during the six months ended June 30, 2023.

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

We use the proportional amortization method for LIHTC and NMTC investments, whereby the associated investment tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are nonrefundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, generally within “Accrued income and other assets” or “Loans, net of unearned income”. Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within “Other income”.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions, except per share amounts	2023	2022	2023	2022
EARNINGS
Income (loss) from continuing operations	$286	$530	$597	$977
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	286	530	597	977
Less: Dividends on Preferred Stock	36	26	72	53
Income (loss) from continuing operations attributable to Key common shareholders	250	504	525	924
Income (loss) from discontinued operations, net of taxes	1	3	2	4
Net income (loss) attributable to Key common shareholders	$251	$507	$527	$928
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	926,741	924,302	926,807	923,717
Effect of Common Share options and other stock awards	3,713	7,506	5,513	9,087
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	930,454	931,808	932,320	932,805
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.54	$.57	$1.00
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.27	.55	.57	1.00

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.54	$.56	$.99
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.27	.54	.57	1.00
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	June 30, 2023	December 31, 2022
Commercial and industrial (b)	$60,059	$59,647
Commercial real estate:
Commercial mortgage	16,048	16,352
Construction	2,646	2,530
Total commercial real estate loans	18,694	18,882
Commercial lease financing (c)	3,801	3,936
Total commercial loans	82,554	82,465
Residential — prime loans:
Real estate — residential mortgage	21,637	21,401
Home equity loans	7,529	7,951
Total residential — prime loans	29,166	29,352
Consumer direct loans	6,257	6,508
Credit cards	1,001	1,026
Consumer indirect loans	33	43
Total consumer loans	36,457	36,929
Total loans (d)	$119,011	$119,394

(a)Accrued interest of $500 million and $417 million at June 30, 2023, and December 31, 2022, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $200 million and $172 million of commercial credit card balances at June 30, 2023, and December 31, 2022, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $5 million and $8 million at June 30, 2023, and December 31, 2022, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 164 of our 2022 Form 10-K.
(d)Total loans exclude loans of $381 million at June 30, 2023, and $434 million at December 31, 2022, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 107 of our 2022 Form 10-K.

The ALLL at June 30, 2023, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2023:

Dollars in millions	March 31, 2023	Provision		Charge-offs	Recoveries	June 30, 2023
Commercial and Industrial	$605	$21		$(42)	$15	$599
Commercial real estate:
Real estate — commercial mortgage	218	105		(9)	1	315
Real estate — construction	28	11		—	—	39
Total commercial real estate loans	246	116		(9)	1	354
Commercial lease financing	33	(1)		(1)	2	33
Total commercial loans	884	136		(52)	18	986
Real estate — residential mortgage	212	(12)		(1)	1	200
Home equity loans	96	1		(2)	1	96
Consumer direct loans	116	18		(11)	2	125
Credit cards	71	8		(9)	2	72
Consumer indirect loans	1	1		(1)	—	1
Total consumer loans	496	16		(24)	6	494
Total ALLL — continuing operations	1,380	152	(a)	(76)	24	1,480
Discontinued operations	19	—		(2)	1	18
Total ALLL — including discontinued operations	$1,399	$152		$(78)	$25	$1,498

(a)Excludes a provision for losses on lending-related commitments of $15 million.

Three months ended June 30, 2022:

Dollars in millions	March 31, 2022	Provision		Charge-offs	Recoveries	June 30, 2022
Commercial and Industrial	$489	$45		$(39)	$8	$503
Commercial real estate:
Real estate — commercial mortgage	172	(14)		(3)	1	156
Real estate — construction	25	(5)		—	1	21
Total commercial real estate loans	197	(19)		(3)	2	177
Commercial lease financing	31	(3)		—	1	29
Total commercial loans	717	23		(42)	11	709
Real estate — residential mortgage	108	11		2	1	122
Home equity loans	104	(10)		—	1	95
Consumer direct loans	111	10		(10)	1	112
Credit cards	63	3		(8)	1	59
Consumer indirect loans	2	1		(1)	—	2
Total consumer loans	388	15		(17)	4	390
Total ALLL — continuing operations	1,105	38	(a)	(59)	15	1,099
Discontinued operations	27	(3)		(1)	1	24
Total ALLL — including discontinued operations	$1,132	$35		$(60)	$16	$1,123

(a)Excludes a provision for losses on lending-related commitments of $7 million.

Six months ended June 30, 2023:

in millions	December 31, 2022	Provision		Charge-offs	Recoveries	June 30, 2023
Commercial and Industrial	$601	$52		$(77)	$23	$599
Commercial real estate:
Real estate — commercial mortgage	203	125		(14)	1	315
Real estate — construction	28	11		—	—	39
Total commercial real estate loans	231	136		(14)	1	354
Commercial lease financing	32	(2)		—	3	33
Total commercial loans	864	186		(91)	27	986
Real estate — residential mortgage	196	3		(1)	2	200
Home equity loans	98	(1)		(3)	2	96
Consumer direct loans	111	32		(22)	4	125
Credit cards	66	21		(18)	3	72
Consumer indirect loans	2	(1)		(1)	1	1
Total consumer loans	473	54		(45)	12	494
Total ALLL — continuing operations	1,337	240	(a)	(136)	39	1,480
Discontinued operations	21	(1)		(3)	1	18
Total ALLL — including discontinued operations	$1,358	$239		$(139)	$40	$1,498

(a)Excludes a provision for losses on lending-related commitments of $66 million.

Six months ended June 30, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	June 30, 2022
Commercial and Industrial	$445	$108		$(69)	$19	$503
Commercial real estate:
Real estate — commercial mortgage	182	(21)		(7)	2	156
Real estate — construction	29	(9)		—	1	21
Total commercial real estate loans	211	(30)		(7)	3	177
Commercial lease financing	32	(2)		(2)	1	29
Total commercial loans	688	76		(78)	23	709
Real estate — residential mortgage	95	23		3	1	122
Home equity loans	110	(16)		(1)	2	95
Consumer direct loans	105	21		(17)	3	112
Credit cards	61	10		(15)	3	59
Consumer indirect loans	2	1		(2)	1	2
Total consumer loans	373	39		(32)	10	390
Total ALLL — continuing operations	1,061	115	(a)	(110)	33	1,099
Discontinued operations	28	(2)		(3)	1	24
Total ALLL — including discontinued operations	$1,089	$113		$(113)	$34	$1,123

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

Economic Outlook

As of June 30, 2023, economic uncertainty was elevated due to cooling, but still high, inflationary pressures and rising interest rates. Unemployment rates are still expected to remain at relatively low levels, but job growth is moderating. Inflation, in the United States, is starting to ease as the restrictive monetary policy and higher interest rates are making an impact. Commercial real estate values are under pressure, with office being the most vulnerable market. We utilized the Moody’s May 2023 Consensus forecast as our baseline forecast to estimate our expected credit losses as of June 30, 2023. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects slow economic growth over the next two years in markets in which we operate. U.S. GDP is expected to grow at an annual rate of approximately 1.3% and 0.9% for 2023 and 2024, respectively. The national unemployment rate forecast is expected to reach 4.2% by the fourth quarter of 2023. The U.S. Consumer Price Index annualized rate is forecasted at 4% and 2.5% for 2023 and 2024, respectively. The national home price index is expected to decline approximately 6% over 2023, while the commercial real estate price index is forecasted to drop approximately 5% in 2023 and 9% over 2024.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our June 30, 2023 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $102 million, or 11.5%, from March 31, 2023. The overall increase in the commercial allowance is driven by changes in the economic outlook and portfolio activity.

The reserves levels are reflective of low economic growth expectations in 2023, primarily related to the high inflation and elevated interest rate environment. The reserve increase from prior quarter is concentrated in the commercial real estate portfolio, reflecting economic deterioration largely within the office sector. Reserve levels also reflect changes in portfolio factors, including the impact of current economic conditions on risk ratings.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $2 million, or 0.4%, from March 31, 2023. The overall stability in the consumer allowance is driven by improvement in the economic forecast, offset by credit quality normalization post-pandemic.

Current reserve levels reflect favorable changes economic outlook quarter-over-quarter for the home price environment. Improvement in the unemployment outlook also impacted reserves for all consumer segments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of June 30, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$3,242	$10,905	$7,306	$3,039	$2,367	$4,060	$26,548	$152	$57,619
Criticized (Accruing)	31	222	436	176	114	396	857	20	2,252
Criticized (Nonaccruing)	4	34	5	3	34	23	85	—	188
Total commercial and industrial	3,277	11,161	7,747	3,218	2,515	4,479	27,490	172	60,059
Current period gross write-offs	—	—	5	4	1	7	25	—	42
Real estate — commercial mortgage
Risk Rating:
Pass	719	4,249	3,460	842	1,656	2,934	1,031	68	14,959
Criticized (Accruing)	3	373	186	26	135	211	90	—	1,024
Criticized (Nonaccruing)	—	—	1	21	1	12	30	—	65
Total real estate — commercial mortgage	722	4,622	3,647	889	1,792	3,157	1,151	68	16,048
Current period gross write-offs	—	—	—	1	—	8	—	—	9
Real estate — construction
Risk Rating:
Pass	61	876	988	315	203	89	11	6	2,549
Criticized (Accruing)	—	5	23	17	—	50	—	2	97
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	61	881	1,011	332	203	139	11	8	2,646
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	287	973	668	436	390	956	—	—	3,710
Criticized (Accruing)	22	35	4	9	8	12	—	—	90
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	309	1,008	672	445	398	969		—	3,801
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Total commercial loans	$4,369	$17,672	$13,077	$4,884	$4,908	$8,744	$28,652	$248	$82,554
Total commercial loan current period gross write-offs	$—	$—	$5	$5	$1	$16	$25	$—	$52

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,580	$8,636	$3,540	$2,839	$1,787	$3,307	$25,565	$138	$57,392
Criticized (Accruing)	40	357	131	160	227	205	936	25	2,081
Criticized (Nonaccruing)	34	2	5	4	22	20	87	—	174
Total commercial and industrial	11,654	8,995	3,676	3,003	2,036	3,532	26,588	163	59,647
Real estate — commercial mortgage
Risk Rating:
Pass	4,786	3,817	992	1,853	788	2,578	1,068	67	15,949
Criticized (Accruing)	6	13	20	48	73	175	47	—	382
Criticized (Nonaccruing)	—	—	1	1	1	15	3	—	21
Total real estate — commercial mortgage	4,792	3,830	1,013	1,902	862	2,768	1,118	67	16,352
Real estate — construction
Risk Rating:
Pass	698	895	445	262	107	48	1	—	2,456
Criticized (Accruing)	5	1	5	32	25	4	—	2	74
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	703	896	450	294	132	52	1	2	2,530
Commercial lease financing
Risk Rating:
Pass	1,039	743	509	467	174	947	—	—	3,879
Criticized (Accruing)	15	1	9	12	9	10	—	—	56
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	1,054	744	518	479	183	958	—	—	3,936
Total commercial loans	$18,203	$14,465	$5,657	$5,678	$3,213	$7,310	$27,707	$232	$82,465

(a)Accrued interest of $365 million and $314 million as of June 30, 2023, and December 31, 2022, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of June 30, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$621	$6,003	$8,037	$2,517	$611	$979	$—	$—	$18,768
660 to 749	188	885	830	239	100	271	—	—	2,513
Less than 660	7	55	37	17	16	134	—	—	266
No Score	1	65	1	1	—	21	1	—	90
Total real estate — residential mortgage	817	7,008	8,905	2,774	727	1,405	1	—	21,637
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	—	108	1,436	542	146	486	2,135	373	5,226
660 to 749	11	73	255	172	71	189	916	121	1,808
Less than 660	1	10	30	24	18	82	291	32	488
No Score	1	—	—	—	—	2	4	—	7
Total home equity loans	13	191	1,721	738	235	759	3,346	526	7,529
Current period gross write-offs	1	—	—	—	—	—	—	1	2
Consumer direct loans
FICO Score:
750 and above	143	1,264	1,549	741	314	118	98	—	4,227
660 to 749	127	418	376	191	99	60	199	—	1,470
Less than 660	13	61	61	31	17	13	55	—	251
No Score	20	45	20	16	11	19	178	—	309
Total consumer direct loans	303	1,788	2,006	979	441	210	530	—	6,257
Current period gross write-offs	—	3	3	1	1	—	3	—	11
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	499	—	499
660 to 749	—	—	—	—	—	—	400	—	400
Less than 660	—	—	—	—	—	—	101	—	101
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,001	—	1,001
Current period gross write-offs	—	—	—	—	—	—	9	—	9
Consumer indirect loans
FICO Score:
750 and above	—	1	—	—	—	16	—	—	17
660 to 749	—	—	—	—	—	12	—	—	12
Less than 660	—	—	—	—	—	4	—	—	4
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	1	—	—	—	32	—	—	33
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Total consumer loans	$1,133	$8,988	$12,632	$4,491	$1,403	$2,406	$4,878	$526	$36,457
Total consumer loan current period gross write-offs	$1	$3	$3	$1	$1	$2	$12	$1	$24

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$5,205	$8,702	$2,584	$636	$64	$978	$—	$—	$18,169
660 to 749	1,286	919	282	106	28	260	—	—	2,881
Less than 660	41	42	17	14	15	130	—	—	259
No Score	62	1	1	1	1	25	1	—	92
Total real estate — residential mortgage	6,594	9,664	2,884	757	108	1,393	1	—	21,401
Home equity loans
FICO Score:
750 and above	146	1,044	736	207	74	617	2,238	398	5,460
660 to 749	83	291	194	79	32	187	974	126	1,966
Less than 660	11	31	25	17	10	81	300	37	512
No Score	7	—	—	—	—	2	4	—	13
Total home equity loans	247	1,366	955	303	116	887	3,516	561	7,951
Consumer direct loans
FICO Score:
750 and above	1,291	1,632	811	351	45	97	102	—	4,329
660 to 749	526	434	229	120	26	41	206	—	1,582
Less than 660	58	63	32	23	7	9	57	—	249
No Score	59	32	22	11	9	22	193	—	348
Total consumer direct loans	1,934	2,161	1,094	505	87	169	558	—	6,508
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	524	—	524
660 to 749	—	—	—	—	—	—	402	—	402
Less than 660	—	—	—	—	—	—	99	—	99
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,026	—	1,026
Consumer indirect loans
FICO Score:
750 and above	—	2	—	—	—	19	—	—	21
660 to 749	—	—	—	—	—	15	—	—	15
Less than 660	—	—	—	—	—	7	—	—	7
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	2	—	—	—	41	—	—	43
Total consumer loans	$8,775	$13,193	$4,933	$1,565	$311	$2,490	$5,101	$561	$36,929

(a)Accrued interest of $135 million and $103 million as of June 30, 2023, and December 31, 2022, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 106 of our 2022 Form 10-K.

The following aging analysis of past due and current loans as of June 30, 2023, and December 31, 2022, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of June 30, 2023	Current (b)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$59,794	$17	$19	$41	$188	$265	$60,059
Commercial real estate:
Commercial mortgage	15,964	7	2	10	65	84	16,048
Construction	2,646	—	—	—	—	—	2,646
Total commercial real estate loans	18,610	7	2	10	65	84	18,694
Commercial lease financing	3,778	22	—	—	1	23	3,801
Total commercial loans	$82,182	$46	$21	$51	$254	$372	$82,554
Real estate — residential mortgage	$21,553	$6	$5	$—	$73	$84	$21,637
Home equity loans	7,395	24	7	6	97	134	7,529
Consumer direct loans	6,227	11	9	7	3	30	6,257
Credit cards	979	6	4	9	3	22	1,001
Consumer indirect loans	32	—	—	—	1	1	33
Total consumer loans	$36,186	$47	$25	$22	$177	$271	$36,457
Total loans	$118,368	$93	$46	$73	$431	$643	$119,011

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $500 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At June 30, 2023, the approximate carrying amount of our commercial nonperforming loans outstanding represented 60% of their original contractual amount owed, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 75% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $8 million and $16 million for the three and six months ended June 30, 2023, respectively, and $4 million and $9 million for the three and six months ended June 30, 2022, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $226 million at June 30, 2023.

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

At June 30, 2023 and June 30, 2022, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $94 million and $155 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended June 30, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023 Key adopted the provision of ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Such modifications may include an extension of maturity date, interest rate reduction, an other than insignificant payment delay, other modifications, or some combination thereof. Many factors can go into what is considered an other than insignificant payment delay such as the significance of the restricted payment amount relative to the normal loan payment or the relative significance of the delay to the original loan terms. Generally, Key considers any delay in payment of greater than 90 days in the last 12 months to be significant. The ALLL for loans modified for borrowers experiencing financial difficulty is determined based on Key’s ALLL policy as described within Note 1 (“Basis of Presentation and Accounting Policies”).

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loan and type of concession granted. The table does not include those modifications that only resulted in an insignificant payment delay. The table does not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of June 30, 2023, there were 93 loans totaling $10 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $38 million at June 30, 2023.

As of June 30, 2023	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$144	$19	$5	$168	0.28%
Commercial real estate:
Commercial mortgage	—	7	—	—	7	0.04
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	7	—	—	7	0.04
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$151	$19	$5	$175	0.21%
Real estate — residential mortgage	—	—	1	5	6	0.03
Home equity loans	1	—	1	3	5	0.07
Consumer direct loans	—	1	—	1	2	0.03
Credit cards	—	—	—	2	2	0.20
Consumer indirect loans	—	—	—	—	—	—
Total consumer loans	1	1	2	11	15	0.04
Total loans	$1	$152	$21	$16	$190	0.16%

Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans during the three and six months ended June 30, 2023.

Three months ended June 30, 2023	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(2.02)%	0.17
Commercial mortgage	—%	0.09
Real estate — residential mortgage	(2.15)%	6.11
Home equity loans	(4.16)%	6.78
Consumer direct loans	(4.54)%	0.66
Credit cards	(9.36)%	0.25
Consumer indirect loans	(0.66)%	0.38

Six months ended June 30, 2023	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(3.85)%	0.31
Commercial mortgage	—%	1.01
Real estate — residential mortgage	(2.06)%	6.36
Home equity loans	(4.26)%	6.65
Consumer direct loans	(4.05)%	0.72
Credit cards	(12.82)%	0.50
Consumer indirect loans	(0.66)%	0.42

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

As of June 30, 2023, there were $7 million of Commercial and Industrial loans that were modified for borrowers experiencing financial difficulty that received term extension modifications and subsequently defaulted during the period.

Key closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023.

As of June 30, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$156	$5	$7	$168
Commercial real estate
Commercial mortgage	7	—	—	7
Construction	—	—	—	—
Total commercial real estate loans	163	5	7	175
Commercial lease financing	—	—	—	—
Total commercial loans	163	5	7	175
Real estate — residential mortgage	5	—	1	6
Home equity loans	5	—	—	5
Consumer direct loans	2	—	—	2
Credit cards	2	—	—	2
Consumer indirect loans	—	—	—	—
Total consumer loans	$14	$—	$1	$15
Total loans	$177	$5	$8	$190

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

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2023	2022	2023	2022
Balance at beginning of period	$276	$166	$225	$160
Provision (credit) for losses on off balance sheet exposures	15	7	66	13
Balance at end of period	$291	$173	$291	$173

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

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million at June 30, 2022.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the period indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
Dollars in millions	2022	2022
Commercial loans:
Extension of Maturity Date	$—	$—
Payment or Covenant Modification/Deferment	—	1
Bankruptcy Plan Modification	—	—
Increase in new commitment or new money	—	—
Total	$—	$1
Consumer loans:
Interest rate reduction	$3	$4
Other	6	15
Total	$9	$19
Total TDRs	$9	$20

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the period indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
Dollars in millions	2022	2022
Balance at beginning of the period	$219	$220
Additions	11	22
Payments	(12)	(24)
Charge-offs	(2)	(2)
Balance at end of period	$216	$216

A further breakdown of TDRs included in nonperforming loans by loan category for the period indicated are as follows:

	June 30, 2022
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	$40	$25	$12
Commercial real estate:
Commercial mortgage	3	50	23
Total commercial real estate loans	3	50	23
Total commercial loans	43	75	35
Real estate — residential mortgage	224	27	25
Home equity loans	486	32	29
Consumer direct loans	172	2	2
Credit cards	345	2	2
Consumer indirect loans	20	2	1
Total consumer loans	1,247	65	59
Total nonperforming TDRs	1,290	140	94
Prior-year accruing:(a)
Commercial and industrial	11	—	—
Commercial real estate
Commercial mortgage	1	—	—
Total commercial real estate loans	1	—	—
Total commercial loans	12	—	—
Real estate — residential mortgage	457	42	35
Home equity loans	1,612	99	76
Consumer direct loans	253	4	3
Credit cards	607	4	2
Consumer indirect loans	113	12	6
Total consumer loans	3,042	161	122
Total prior-year accruing TDRs	3,054	161	122
Total TDRs	$4,344	$301	$216

(a)All TDRs that were restructured prior to January 1, 2022 are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2022, there was one commercial loan TDR and 52 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2022 Form 10-K. The following tables present these assets and liabilities at June 30, 2023, and December 31, 2022.

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$854	$—	$854	$—	$698	$—	$698
States and political subdivisions	—	78	—	78	—	33	—	33
Other mortgage-backed securities	—	242	—	242	—	84	—	84
Other securities	—	1	—	1	—	—	—	—
Total trading account securities	—	1,175	—	1,175	—	815	—	815
Commercial loans	—	2	—	2	—	14	—	14
Total trading account assets	—	1,177	—	1,177	—	829	—	829
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,489	—	9,489	—	9,415	—	9,415
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	15,615	—	15,615	—	16,433	—	16,433
Agency residential mortgage-backed securities	—	3,749	—	3,749	—	3,920	—	3,920
Agency commercial mortgage-backed securities	—	9,055	—	9,055	—	9,349	—	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$37,908	$—	$37,908	$—	$39,117	$—	$39,117
Other investments:
Principal investments:
Direct	$—	$—	$1	$1	$—	$—	$1	$1
Indirect (measured at NAV) (a)	—	—	—	18	—	—	—	34
Total principal investments	—	—	1	19	—	—	1	35
Equity investments:
Direct	—	—	2	2	4	—	2	6
Direct (measured at NAV) (a)	—	—	—	34	—	—	—	32
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	4
Total equity investments	—	—	2	40	4	—	2	42
Total other investments	—	—	3	59	4	—	3	77
Loans, net of unearned income (residential)	—	—	9	9	—	—	9	9
Loans held for sale (residential)	—	67	—	67	—	24	—	24
Derivative assets:
Interest rate	—	202	5	207	—	301	2	303
Foreign exchange	123	18	—	141	112	23	—	136
Commodity	—	867	—	867	—	1,328	—	1,328
Credit	—	—	—	—	—	—	1	1
Other	—	7	1	8	—	13	—	13
Derivative assets	123	1,094	6	1,223	112	1,666	3	1,781
Netting adjustments (b)	—	—	—	(967)	—	—	—	(757)
Total derivative assets	123	1,094	6	256	112	1,666	3	1,024
Total assets on a recurring basis at fair value	$123	$40,246	$18	$39,476	$116	$41,636	$15	$41,080
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$11	$688	$—	$699	$126	$509	$—	$635
Derivative liabilities:
Interest rate	—	1,321	—	1,321	—	1,307	—	1,307
Foreign exchange	105	18	—	123	107	24	—	131
Commodity	—	842	—	842	—	1,304	—	1,304
Credit	—	9	—	9	—	—	3	3
Other	—	4	—	4	—	5	—	5
Derivative liabilities	105	2,194	—	2,299	107	2,640	3	2,750
Netting adjustments (b)	—	—	—	(751)	—	—	—	(1,262)
Total derivative liabilities	105	2,194	—	1,548	107	2,640	3	1,488
Total liabilities on a recurring basis at fair value	$116	$2,882	$—	$2,247	$233	$3,149	$3	$2,123

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2023, as well as financial support provided for the three and six months ended June 30, 2023, and June 30, 2022.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2023		2023		2022		2023		2022
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	18	1	—	—	—	—	—	—	—	—
Total	$19	$1	$—	$—	$—	$—	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At June 30, 2023, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2023, and June 30, 2022.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	(17)	(c)	18	—	—	—	(2)	(d)	4	(d)	5	—
Credit	(2)	—	—	(c)	—	2	—	—	—		—		—	—
Other (e)	—	—	—	(c)	—	—	—	1	—		—		1	—
Three months ended June 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	13	—	(23)	(c)	—	1	—	—	5	(d)	9	(d)	5	—
Credit	(2)	—	—	(c)	—	2	—	—	—		—		—	—
Other (e)	1	—	—	(c)	—	—	—	—	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	9	—	(3)		—	—	—	—	—		—		6	(3)
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	33	—	(55)	(c)	4	(2)	—	—	30	(d)	(13)	(d)	(3)	—
Credit	(6)	—	3	(c)	—		—	—	—				(3)	—
Other (e)	5	—	(1)	(c)	—	—	—	(3)	—		—		1	—
Three months ended June 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	7		(1)		—	—	—	—	—		—		6	(1)
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	43	—	(44)	(c)	2	(1)			1	(d)	(4)	(d)	(3)	—
Credit	(5)	—	2	(c)	—	—	—	—	—		—		(3)	—
Other (e)	(2)	—	(1)	(c)	—		—	4	—		—		1	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2022 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2023, and December 31, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2023, and December 31, 2022:

	June 30, 2023				December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$68	$68	$—	$—	$17	$17
Accrued income and other assets	—	—	15	15	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$83	$83	$—	$—	$31	$31

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2023, and December 31, 2022, the carrying amount of equity investments under this method was $288 million and $249 million, respectively. No impairment was recorded for the three months ended June 30, 2023.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2023, and December 31, 2022, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	June 30, 2023	December 31, 2022			June 30, 2023	December 31, 2022
Recurring
Loans, net of unearned income (residential)	$9	$9	Market comparable pricing	Comparability factor	62.91 - 86.12% (71.79%)	61.00-86.58% (72.21%)
Derivative instruments:
Interest rate	5	2	Discounted cash flows	Probability of default	.02 - 100% (9.50%)	.02 - 100% (8.00%)
				Loss given default	0 - 1 (.494)	0 - 1 (.492)
Insignificant level 3 assets, net of liabilities(c)	4	1
Nonrecurring
Collateral-dependent loans	68	17	Fair value of collateral	Discount rate	0 - 10.00% (2.00%)	0 - 85.00% (34.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	15	14	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes amounts pertaining to mortgage servicing assets. No mortgage servicing assets required nonrecurring valuation adjustments as of June 30, 2023, and December 31, 2022. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2023, and December 31, 2022, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,177	$—	$1,177	$—	$—	$—		$1,177
Other investments (b)	1,474	—	—	1,418	56	—		1,474
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	67	—	67	—	—	—		67
Derivative assets - trading (b)	250	123	1,059	6	—	(938)	(f)	250
Fair value - OCI
Securities available for sale (b)	37,908	—	37,908	—	—	—		37,908
Derivative assets - hedging (b)(g)	6	—	35	—	—	(29)	(f)	6
Amortized cost
Held-to-maturity securities (c)	9,189	—	8,575	—	—	—		8,575
Loans, net of unearned income (d)	117,522	—	—	111,904	—	—		111,904
Loans held for sale (b)	1,063	—	—	1,063	—	—		1,063
Other
Cash and other short-term investments (a)	9,717	9,717	—	—	—	—		9,717
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,552	$105	$2,182	$1	$—	$(736)	(f)	$1,552
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(4)	—	11	—	—	(15)	(f)	(4)
Amortized cost
Time deposits (e)	15,905	—	16,020	—	—	—		16,020
Short-term borrowings (a)	8,651	11	8,640	—	—	—		8,651
Long-term debt (e)	22,071	11,547	9,207	—	—	—		20,754
Other
Deposits with no stated maturity (a)	129,227	—	129,227	—	—	—		129,227

	December 31, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$829	$—	$829	$—	$—	$—		$829
Other investments (b)	1,308	4	—	1,234	70	—		1,308
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	24	—	24	—	—	—		24
Derivative assets - trading (b)	927	$112	1,552	3	—	(740)	(f)	927
Fair value - OCI
Securities available for sale (b)	39,117	—	39,117	—	—	—		39,117
Derivative assets - hedging (b)(g)	97	—	114	—	—	(17)	(f)	97
Amortized cost
Held-to-maturity securities (c)	8,710	—	8,113	—	—	—		8,113
Loans, net of unearned income (d)	118,048	—	—	112,590	—	—		112,590
Loans held for sale (b)	939	—	—	939	—	—		939
Other
Cash and other short-term investments (a)	3,319	3,319	—	—	—	—		3,319
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,485	$107	$2,637	$3	$—	$(1,262)	(f)	$1,485
Fair value - OCI
Derivative liabilities - hedging (b)(g)	3	—	3	—	—	—	(f)	3
Amortized cost
Time deposits (e)	7,373	—	7,392	—	—	—		7,392
Short-term borrowings (a)	9,463	126	9,337	—	—	—		9,463
Long-term debt (e)	19,307	12,196	6,685	—	—	—		18,881
Other
Deposits with no stated maturity (a)	135,222	—	135,222	—	—	—		135,222

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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $381 million ($324 million at fair value) at June 30, 2023, and $434 million ($357 million at fair value) at December 31, 2022.

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

	June 30, 2023				December 31, 2022
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$10,009	$—	$520	$9,489	$10,044	$—	$629	$9,415
Agency residential collateralized mortgage obligations	19,306	—	3,691	15,615	20,180	—	3,747	16,433
Agency residential mortgage-backed securities	4,415	—	666	3,749	4,616	—	696	3,920
Agency commercial mortgage-backed securities	10,406	—	1,351	9,055	10,712	2	1,365	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$44,136	$—	$6,228	$37,908	$45,552	$2	$6,437	$39,117

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,431	$3	$320	$5,114	$4,586	$5	$283	$4,308
Agency residential mortgage-backed securities	173	—	15	158	181	—	16	165
Agency commercial mortgage-backed securities	2,533	1	229	2,305	2,522	1	208	2,315
Asset-backed securities (c)	1,037	—	53	984	1,407	—	96	1,311
Other securities	15	—	1	14	14	—	—	14
Total held-to-maturity securities	$9,189	$4	618	$8,575	$8,710	$6	$603	$8,113

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At June 30, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $63 million and $27 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $67 million and $88 million, respectively.
(c)Consists primarily of $1.0 billion of securities as of June 30, 2023, and $1.4 billion of securities as of December 31, 2022, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023, and December 31, 2022.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
June 30, 2023
Securities available for sale:
U.S Treasury, agencies, and corporations	$—	$—		$9,489	$520		$9,489	$520
Agency residential collateralized mortgage obligations	92	5		15,523	3,686		15,615	3,691
Agency residential mortgage-backed securities	330	16		3,416	650		3,746	666
Agency commercial mortgage-backed securities	2,200	142		6,855	1,209		9,055	1,351
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	3,456	150		1,310	170		4,766	320
Agency residential mortgage-backed securities	44	2		114	13		158	15
Agency commercial mortgage-backed securities	376	47		1,880	182		2,256	229
Asset-backed securities	—	—		985	53		985	53
Other securities	10	—	(a)	5	1		15	1
Total securities in an unrealized loss position	$6,508	$362		$39,577	$6,484		$46,085	$6,846
December 31, 2022
Securities available for sale:
U.S. Treasury, agencies, and corporations	$494	$48		$8,920	$581		$9,414	$629
Agency residential collateralized mortgage obligations	3,114	377		13,317	3,370		16,431	3,747
Agency residential mortgage-backed securities	579	31		3,338	665		3,917	696
Agency commercial mortgage-backed securities	4,511	282		4,791	1,083		9,302	1,365
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,659	178		726	105		3,385	283
Agency residential mortgage-backed securities	165	16		—	—		165	16
Agency commercial mortgage-backed securities	2,243	208		—	—		2,243	208
Asset-backed securities	1	—	(b)	1,309	96		1,310	96
Other securities	10	—	(b)	4	—	(b)	14	—
Total securities in an unrealized loss position	$13,776	$1,140		$32,405	$5,900		$46,181	$7,040

(a)At June 30, 2023, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months.
(b)At December 31, 2022, gross unrealized losses totaled less than $1 million for asset-back securities and other securities held-to-maturity with a loss duration of less than 12 months. At December 31, 2022, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities held-to-maturity with a loss duration of 12 months or longer.

Based on our evaluation at June 30, 2023, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At June 30, 2023, securities available for sale and held-to-maturity securities totaling $40.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

June 30, 2023	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,398	$3,290	$18	$18
Due after one through five years	13,420	12,304	5,185	4,869
Due after five through ten years	18,805	15,667	2,737	2,513
Due after ten years	8,513	6,647	1,249	1,175
Total	$44,136	$37,908	$9,189	$8,575

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

At June 30, 2023, after taking into account the effects of bilateral collateral and master netting agreements, we had $6 million of derivative assets and $4 million of derivative liabilities in a positive fair value position that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting agreements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $250 million and derivative liabilities of $1.6 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2023, and December 31, 2022. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	June 30, 2023			December 31, 2022
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount(e)	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$80,392	$35	$11	$41,200	$114	$3
Derivatives not designated as hedging instruments:
Interest rate	186,746	172	1,310	80,772	189	1,304
Foreign exchange	9,707	141	123	9,507	136	131
Commodity	14,576	867	842	16,176	1,328	1,304
Credit	150	—	9	95	1	3
Other (b)	2,659	8	4	940	13	5
Total derivatives not designated as hedging instruments:	213,838	1,188	2,288	107,490	1,667	2,747
Netting adjustments (c)	—	(967)	(751)	—	(757)	(1,262)
Net derivatives in the balance sheet	294,230	256	1,548	148,690	1,024	1,488
Other collateral (d)	—	—	(16)	—	—	(5)
Net derivative amounts	$294,230	$256	$1,532	$148,690	$1,024	$1,483

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. Excess collateral that has not been offset against net derivative instrument positions totaled $163 million of cash collateral and $248 million of securities collateral posted as well as $45 million of cash collateral and $179 million of securities collateral held.
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
(e)Notional values as of June 30, 2023 reflect the impact of LIBOR transition and include $127 billion of short-dated swaps, with the majority expected to mature prior to September 30, 2023

Fair value hedges. During the six months ended June 30, 2023, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2023, and December 31, 2022, related to cumulative basis adjustments for fair value hedges.

	June 30, 2023
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,618	$(598)
Interest rate contracts	Securities Available for Sale(c)	1,705	61

	December 31, 2022
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,411	$(552)
Interest rate contracts	Securities Available for Sale(c)	405	48
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $6 million and $6 million at June 30, 2023, and December 31, 2022, respectively.
(c)Certain amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At June 30, 2023, and December 31, 2022, the amortized costs of the closed portfolios in these hedging relationships was $688 million and $708 million, respectively.

Cash flow hedges. During the six-month period ended June 30, 2023, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2023, we expect to reclassify an estimated $640 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2023. As of June 30, 2023, the maximum length of time over which we hedge forecasted transactions is 4.52 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2023, and June 30, 2022.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended June 30, 2023
Total amounts presented in the consolidated statement of income	$(349)	$1,576	$194	$120

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$377	$—	$(24)	$—
Recognized on derivatives designated as hedging instruments	(427)	—	32	—
Net income (expense) recognized on fair value hedges	$(50)	$—	$8	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(245)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(245)	$—	$—

Three months ended June 30, 2022
Total amounts presented in the consolidated statement of income	$(61)	$923	$188	$149

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$145	$—	$(51)	$—
Recognized on derivatives designated as hedging instruments	(126)	—	52	—
Net income (expense) recognized on fair value hedges	$19	$—	$1	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$19	$—	$5
Net income (expense) recognized on cash flow hedges	$(1)	$19	$—	$5

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees
Six months ended June 30, 2023
Total amounts presented in the consolidated statement of income	$(624)	$3,052	$388	$265

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$223	$—	$(18)	$—
Recognized on derivatives designated as hedging instruments	(320)	—	30	—
Net income (expense) recognized on fair value hedges	$(97)	$—	$12	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(460)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(460)	$—	$—

Six months ended June 30, 2022
Total amounts presented in the consolidated statement of income	$(110)	$1,760	$361	$312

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$385	$—	$(328)	$—
Recognized on derivatives designated as hedging instruments	(342)	—	334	—
Net income (expense) recognized on fair value hedges	$43	$—	$6	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$82	$—	$7
Net income (expense) recognized on cash flow hedges	$(2)	$82	$—	$7

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and six-month periods ended June 30, 2023, and June 30, 2022, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended June 30, 2023
Cash Flow Hedges
Interest rate	$(465)	Interest income — Loans	$(245)
Interest rate	(4)	Interest expense — Long-term debt	(1)
Interest rate	2	Investment banking and debt placement fees	—
Total	$(467)		$(246)
Three months ended June 30, 2022
Cash Flow Hedges
Interest rate	$(241)	Interest income — Loans	$19
Interest rate	1	Interest expense — Long-term debt	(1)
Interest rate	3	Investment banking and debt placement fees	5
Total	$(237)		$23

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Six months ended June 30, 2023
Cash Flow Hedges
Interest rate	$(356)	Interest income — Loans	$(460)
Interest rate	(5)	Interest expense — Long-term debt	(1)
Interest rate	1	Investment banking and debt placement fees	—
Total	$(360)		$(461)
Six months ended June 30, 2022
Cash Flow Hedges
Interest rate	$(911)	Interest income — Loans	$82
Interest rate	4	Interest expense — Long-term debt	(2)
Interest rate	12	Investment banking and debt placement fees	7
Total	$(895)		$87

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2023, and June 30, 2022, and where they are recorded on the income statement.

	Three months ended June 30, 2023				Three months ended June 30, 2022
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$13	$—	$1	$13	$14	$—	$(2)	$12
Foreign exchange	13	—	—	13	13	—	—	13
Commodity	7	—	—	7	5	—	—	5
Credit	2	—	(17)	(16)	1	—	(7)	(6)
Other	—	2	(3)	(1)	—	2	8	10
Total net gains (losses)	$35	$2	$(20)	$17	$33	$2	$(1)	$34

	Six months ended June 30, 2023				Six months ended June 30, 2022
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$25	$—	$(1)	$24	$27	$—	$7	$34
Foreign exchange	26	—	—	26	25	—	—	25
Commodity	14	—	—	14	10	—	—	10
Credit	2	—	(31)	(29)	3	—	(17)	(14)
Other	—	3	(5)	(2)	—	(2)	15	13
Total net gains (losses)	$67	$3	$(37)	$33	$65	$(2)	$5	$68

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $328 million was netted against derivative assets on the balance sheet at June 30, 2023, compared to $10 million of cash collateral netted against derivative assets at December 31, 2022. The cash collateral netted against derivative liabilities totaled $112 million at June 30, 2023, and $626 million at December 31, 2022. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	June 30, 2023	December 31, 2022
Interest rate	$146	$136
Foreign exchange	64	67
Commodity	366	820
Credit	—	—
Other	8	11
Derivative assets before collateral	584	1,034
Plus(Less): Related collateral	(328)	(10)
Total derivative assets	$256	$1,024

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At June 30, 2023, we had gross exposure of $613 million to broker-dealers and banks. We had net exposure of $25 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $11 million at June 30, 2023. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At June 30, 2023, we had gross exposure of $344 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $231 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $1 million as of June 30, 2023, and $2 million as of December 31, 2022. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2023, and December 31, 2022. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	June 30, 2023			December 31, 2022
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$1	8.43	6.03%	$1	15.17	5.10%
Total credit derivatives sold	$1	—	—	$1	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2023, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	June 30, 2023	December 31, 2022
Net derivative liabilities with credit-risk contingent features	$(101)	$(612)
Collateral posted	90	534

As of June 30, 2023, and December 31, 2022, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2023.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2023	2022	2023	2022
Balance at beginning of period	$634	$644	$653	$634
Servicing retained from loan sales	17	22	26	52
Purchases	6	12	10	23
Amortization	(30)	(31)	(62)	(62)
Temporary (impairments) recoveries	—	—	—	—
Balance at end of period	$627	$647	$627	$647
Fair value at end of period	$893	$938	$893	$938

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2023, and June 30, 2022, along with the valuation techniques, are shown in the following table:

Dollars in millions		June 30, 2023			June 30, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.11%
	Residual cash flows discount rate	7.41%	10.56%	10.16%	8.25%	10.18%	9.42%
	Escrow earn rate	5.09%	5.23%	5.11%	3.34%	3.79%	3.61%
	Loan assumption rate	—%	2.16%	1.97%	—%	1.57%	1.24%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $159 million for the six-month period ended June 30, 2023, and $143 million for the six-month period ended June 30, 2022. This fee income was offset by $62 million of amortization for the six-month period ended June 30, 2023, and $62 million for the six-month period ended June 30,

2022. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2023	2022	2023	2022
Balance at beginning of period	$105	$101	$106	$93
Servicing retained from loan sales	3	6	4	17
Purchases	—	—	—	—
Amortization	(2)	(3)	(4)	(7)
Temporary (impairments) recoveries	—	—	—	1
Balance at end of period	$106	$104	$106	$104
Fair value at end of period	$130	$125	$130	$125

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2023, and June 30, 2022, along with the valuation techniques, are shown in the following table:

		June 30, 2023			June 30, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	6.14%	40.07%	7.32%	6.99%	43.84%	7.96%
	Discount rate	7.35%	8.35%	7.39%	7.50%	8.56%	7.53%
	Servicing cost	$62.00	$8,075	$67.70	$62.00	$8,075	$66.75
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

The amortization of servicing assets for June 30, 2023, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $18 million for the six-month period ended June 30, 2023, and $19 million for the six-month period ended June 30, 2022. This fee income was offset by $4 million of amortization for the six-month period ended June 30, 2023, and $7 million for the six-month period ended June 30, 2022. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2023	2022	2023	2022
Sales-type and direct financing leases
Interest income on lease receivable	$20	$15	$39	$31
Interest income related to accretion of unguaranteed residual asset	4	4	7	8
Total sales-type and direct financing lease income	$24	$19	$46	$39
Operating leases
Operating lease income related to lease payments	$22	$27	$46	$56
Other operating leasing gains	1	1	2	4
Total operating lease income and other leasing gains	23	28	48	60
Total lease income	$47	$47	$94	$99

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

The carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT JUNE 30, 2022	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2022	$1,819	$933	$2,752
BALANCE AT JUNE 30, 2023	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 149 of our 2022 Form 10-K.

LIHTC and NMTC investments. We had $2.2 billion and $1.9 billion of investments in LIHTC operating partnerships at June 30, 2023, and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2023, and December 31, 2022, we had liabilities of $1.2 billion and $957 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2023, and December 31, 2022. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 149 of our 2022 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2023
LIHTC investments	$8,701	$3,750	$2,621
December 31, 2022
LIHTC investments	$8,227	$3,091	$2,370

We had $31 million and $12 million in NMTC investments at June 30, 2023 and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the six months ended June 30, 2023, we recognized $107 million of amortization, $104 million of tax credits and $26 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the six months ended June 30, 2022, we recognized $93 million of amortization, $91 million of tax credits and $22 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $18 million and $34 million at June 30, 2023, and December 31, 2022, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2023, and December 31, 2022.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2023
Indirect investments	$2,819	$76	$19
December 31, 2022
Indirect investments	$6,636	$90	$43

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2023, and December 31, 2022, that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2023, and December 31, 2022, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 125 and in Note 13 (“Variable Interest Entities “) beginning on page 149 of our 2022 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at June 30, 2023, and December 31, 2022. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of June 30, 2023, $1.0 billion related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 151 of our 2022 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
June 30, 2023
Other unconsolidated VIEs	$1,450	$1
December 31, 2022
Other unconsolidated VIEs	$1,798	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 16.7% for the second quarter of 2023 and 19.9% for the second quarter of 2022. The effective tax rates are less than our combined federal and state statutory tax rate of 23.9%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and tax credits associated with low-income housing investments.

Deferred Taxes

At June 30, 2023, we had a net deferred tax asset of $1.9 billion, compared to a net deferred tax asset of $2.0 billion at December 31, 2022, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at June 30, 2023, and $11 million at December 31, 2022. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At June 30, 2023, Key’s unrecognized tax benefits were $43 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At June 30, 2023, and December 31, 2022, approximately $381 million and $434 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 105 our 2022 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 154 of our 2022 Form 10-K.

The following table summarizes our securities financing agreements at June 30, 2023, and December 31, 2022:

	June 30, 2023				December 31, 2022
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$—	$—	$—	$—	$8	$(8)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$8	$(8)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$1,702	$—	$(1,702)	$—	$71	$(8)	$(63)	$—
Total	$1,702	$—	$(1,702)	$—	$71	$(8)	$(63)	$—

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

As of June 30, 2023, assets pledged as collateral against repurchase agreements totaled $1.7 billion. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At June 30, 2023, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $1.7 billion. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 157 of our 2022 Form 10-K.

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2023	2022	2023	2022
Interest cost on PBO	$11	$6	$22	$13
Expected return on plan assets	(10)	(6)	(21)	(13)
Amortization of losses	2	3	5	7
Settlement loss	—	—	—	—
Net pension cost	$3	$3	$6	$7

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)(d)	Common Stock	Principal Amount of Debentures, Net of Discount (b)(d)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2023
KeyCorp Capital I	$156	$6	$162	5.494%	2028
KeyCorp Capital II	86	4	90	6.875	2029
KeyCorp Capital III	112	4	116	7.750	2029
HNC Statutory Trust III	21	1	22	6.793	2035
HNC Statutory Trust IV	18	1	19	6.579	2037
Willow Grove Statutory Trust I	20	1	21	6.862	2036
Westbank Capital Trust II	8	—	8	7.700	2034
Westbank Capital Trust III	8	—	8	7.700	2034
Total	$429	$17	$446	6.616%	—

December 31, 2022	$433	$17	$450	5.321%	—

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
(d)Certain trust preferred securities include basis adjustments related to fair value hedges totaling $13 million at June 30, 2023, and $17 million at December 31, 2022. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2023. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 113 of our 2022 Form 10-K.

June 30, 2023	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,759	$91
Recourse agreement with FNMA	6,981	89
Residential mortgage reserve	3,294	12
Written put options (a)	3,739	257
Total	$18,773	$449

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2023, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 166 of our 2022 Form 10-K.

Standby letters of credit. At June 30, 2023, our standby letters of credit had a remaining weighted-average life of 1.5 years, with remaining actual lives ranging from less than 1 year to as many as 11.4 years.

Recourse agreement with FNMA. At June 30, 2023, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.1 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $22.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30.8% of the principal balance of loans outstanding at June 30, 2023. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $89 million that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At June 30, 2023, the unpaid principal balance outstanding of loans sold by us in this program was $11.0 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2023.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $12 million at June 30, 2023. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. At June 30, 2023, our written put options had an average life of 1.6 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2023, and June 30, 2022, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	159	(263)	—	(104)
Amounts reclassified from AOCI, net of income taxes (a)	—	352	3	355
Net current-period other comprehensive income, net of income taxes	159	89	3	251
Balance at June 30, 2023	$(4,736)	$(1,035)	$(273)	$(6,044)

Balance at March 31, 2023	$(4,320)	$(879)	$(275)	$(5,474)
Other comprehensive income before reclassification, net of income taxes	(416)	(344)	—	(760)
Amounts reclassified from AOCI, net of income taxes (a)	—	188	2	190
Net current-period other comprehensive income, net of income taxes	(416)	(156)	2	(570)
Balance at June 30, 2023	$(4,736)	$(1,035)	$(273)	$(6,044)

Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(2,764)	(755)	—	(3,519)
Amounts reclassified from AOCI, net of income taxes (a)	—	(66)	5	(61)
Net current-period other comprehensive income, net of income taxes	(2,764)	(821)	5	(3,580)
Balance at June 30, 2022	$(3,167)	$(733)	$(266)	$(4,166)

Balance at March 31, 2022	$(2,187)	$(473)	$(269)	$(2,929)
Other comprehensive income before reclassification, net of income taxes	(980)	(242)	1	(1,221)
Amounts reclassified from AOCI, net of income taxes (a)	—	(18)	2	(16)
Net current-period other comprehensive income, net of income taxes	(980)	(260)	3	(1,237)
Balance at June 30, 2022	$(3,167)	$(733)	$(266)	$(4,166)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2023, and June 30, 2022, are as follows:

	Three months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2023	2022
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(245)	$19	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	—	5	Investment banking and debt placement fees
	(246)	23	Income (loss) from continuing operations before income taxes
	(58)	5	Income taxes
	$(188)	$18	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(2)	$(3)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	1	Other expense
	(2)	(2)	Income (loss) from continuing operations before income taxes
	—	—	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

	Six months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2023	2022
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(460)	$82	Interest income — Loans
Interest rate	(1)	(2)	Interest expense — Long-term debt
Interest rate	—	7	Investment banking and debt placement fees
	(461)	87	Income (loss) from continuing operations before income taxes
	(109)	21	Income taxes
	$(352)	$66	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(5)	$(7)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(4)	(6)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(3)	$(5)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. As of June 30, 2023, approximately $752 million remained available for gross repurchase under the authorization. During the second quarter of 2023, Key repurchased no shares under this authorization and less than $1 million of shares related to equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the second quarter of 2023.

Preferred Stock

The following table summarizes our preferred stock at June 30, 2023.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2023 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	600,000	1	1,000	1/40th	25	.387500

20. Business Segment Reporting

The following is description of the segments and their primary businesses at June 30, 2023.

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

Commercial Bank

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have proven expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, derivatives, foreign exchange, debt and M&A advisory, public finance, and fixed income and equity sales and trading services.

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2023, and June 30, 2022. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2023	2022	2023	2022	2023	2022	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$558	$604	$459	$470	$(31)	$30	$986	$1,104
Noninterest income	245	254	346	404	18	30	609	688
Total revenue (TE) (a)	803	858	805	874	(13)	60	1,595	1,792
Provision for credit losses	32	8	134	37	1	—	167	45
Depreciation and amortization expense	21	22	22	30	17	17	60	69
Other noninterest expense	642	659	383	381	(9)	(31)	1,016	1,009
Income (loss) from continuing operations before income taxes (TE)	108	169	266	426	(22)	74	352	669
Allocated income taxes and TE adjustments	26	41	52	86	(12)	12	66	139
Income (loss) from continuing operations	82	128	214	340	(10)	62	286	530
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	3	1	3
Net income (loss)	82	128	214	340	(9)	65	287	533
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$82	$128	$214	$340	$(9)	$65	$287	$533

AVERAGE BALANCES (b)
Loans and leases	$42,934	$40,827	$77,277	$67,825	$461	$486	$120,672	$109,138
Total assets (a)	45,761	43,897	87,106	78,816	63,593	60,814	196,460	183,527
Deposits	82,498	91,394	51,420	54,846	8,985	1,231	142,903	147,471
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$32	$23	$20	$21	$—	$—	$52	$44
Return on average allocated equity (b)	9.04%	13.94%	8.17%	15.29%	(14.75)%	13.84%	7.96%	14.76%
Return on average allocated equity	9.04	13.94	8.17	15.29	(13.27)	14.51	7.99	14.85
Average full-time equivalent employees (c)	7,829	8,074	2,487	2,408	7,438	6,932	17,754	17,414
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other			Total Key
Dollars in millions	2023	2022	2023	2022	2023		2022	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,170	$1,157	$937	$893	$(15)		$74	$2,092	$2,124
Noninterest income	473	511	712	798	32		55	1,217	1,364
Total revenue (TE) (a)	1,643	1,668	1,649	1,691	17		129	3,309	3,488
Provision for credit losses	92	51	215	78	(1)		(1)	306	128
Depreciation and amortization expense	42	43	46	61	33		35	121	139
Other noninterest expense	1,284	1,308	801	763	46		(62)	2,131	2,009
Income (loss) from continuing operations before income taxes (TE)	225	266	587	789	(61)		157	751	1,212
Allocated income taxes and TE adjustments	54	64	118	157	(18)		14	154	235
Income (loss) from continuing operations	171	202	469	632	(43)		143	597	977
Income (loss) from discontinued operations, net of taxes	—	—	—	—	2		4	2	4
Net income (loss)	171	202	469	632	(41)		147	599	981
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$171	$202	$469	$632	$(41)	(d)	$147	$599	$981

AVERAGE BALANCES (b)
Loans and leases	$43,009	$39,746	$76,794	$66,263	$454		$456	$120,257	$106,465
Total assets (a)	45,847	42,856	86,483	76,827	61,342		63,377	193,672	183,060
Deposits	83,561	91,517	51,818	56,037	7,774		1,255	143,153	148,809
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$57	$45	$40	$32	—		—	$97	$77
Return on average allocated equity (b)	9.46%	11.20%	9.09%	14.48%	(133.40)%		9.18%	8.53%	12.64%
Return on average allocated equity	9.46	11.20	9.09	14.48	(127.20)		9.43	8.56	12.69
Average full-time equivalent employees (c)	7,962	8,012	2,502	2,412	7,523		6,838	17,987	17,262
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2023, and June 30, 2022. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended June 30, 2023			Three months ended June 30, 2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$100	$14	$114	$103	$18	$121
Investment banking and debt placement fees	—	79	79	—	98	98
Services charges on deposit accounts	41	28	69	59	37	96
Cards and payments income	48	35	83	44	39	83
Other noninterest income	3	—	3	3	—	3
Total revenue from contracts with customers	$192	$156	$348	$209	$192	$401

Other noninterest income (a)			$243			$257
Noninterest income from Other(b)			18			30
Total noninterest income			$609			$688

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

	Six months ended June 30, 2023			Six months ended June 30, 2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$200	$31	$231	$208	$36	$244
Investment banking and debt placement fees	—	191	191	—	207	207
Services charges on deposit accounts	80	56	136	114	73	187
Cards and payments income	93	67	160	86	75	161
Other noninterest income	6	—	6	5	—	5
Total revenue from contracts with customers	$379	$345	$724	$413	$391	$804
Other noninterest income (a)			$461			$505
Noninterest income from Other(b)			32			55
Total noninterest income			$1,217			$1,364
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

We had no material contract assets or contract liabilities as of June 30, 2023, and June 30, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2023, the related consolidated statements of income, comprehensive income, and changes in equity for the three- and six-month periods ended June 30, 2023 and 2022, the related consolidated statement of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 2, 2023

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

Item 1A.    Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 12-29 of our 2022 Form 10-K; Part I, Item 1A. Risk Factors, on pages 29-43 of our 2022 Form 10-K; Part II, Item 1A. Risk Factors, on pages 93-94 of our Form 10-Q for the quarter ended March 31, 2023; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2023. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and six months ended June 30, 2023.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
April 1 - 30	19,145	12.35	19,145	673,455,506
May 1 - 31	18,653	10.75	18,653	673,254,996
June 1 -30	—	—	—	673,254,996
Total	37,798	$11.56	37,798

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations We did not complete any open market share repurchases in the second quarter of 2023.

Item 5.    Other Information

(c) No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended June 30, 2023, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

Certain of our directors or officers have made elections to participate in, and are participating in, our KeyCorp Second Amended and Restated Discounted Stock Purchase Plan, our Long-Term Incentive Deferral Plan, our Directors’ Deferred Share Sub-Plan, and the Dividend Reinvestment Plan and dividend reinvestment features under various compensation plans and arrangements, and previously made elections to participate in KeyCorp common stock funds that are now frozen but were previously available as an investment option under our Deferred Savings Plan and KeyCorp 401(k) plan. By participating in these plans or stock funds, the directors or officers have made, and/or may from time to time make, elections involving transactions in KeyCorp common shares which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as such term is defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6.    Exhibits

10.1
KeyCorp Amended and Restated 2019 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to KeyCorp’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 11, 2023).#

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2022. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in inline XBRL (contained in Exhibit 101).

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

August 2, 2023	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)