Form 10-Q
period 2023-09-30
KEYCORP /NEW/
filed 2023-11-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	936,260,261 shares
Title of class	Outstanding at October 30, 2023

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2023, and September 30, 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

We continue to exercise disciplined expense management. Expenses were up 3% quarter-over-quarter and stable year-over-year. Our commitment to positive operating leverage remains.

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

Our relationship-based business model, strong expense management and disciplined underwriting continue to drive sound, profitable growth.

Strategic developments

Our actions and results during the third quarter of 2023 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 49 of our 2022 Form 10-K.

•Our relationship-based business model provides us with a strong granular deposit base and attractive lending and fee-based opportunities. Our long-term strategic commitment to primacy, that is, serving as our client's primary bank, continues to serve us well.
•We are focusing on high-impact initiatives that improve efficiency and support ongoing strategic investments to position Key for success in the future environment.
•We continue to be proactive from both a balance sheet optimization and capital allocation perspective, strengthening our balance sheet by continuing to grow deposits and improve funding and liquidity, while also reducing risk-weighted assets.
•Overall, credit quality remains strong and we continue to benefit from our high-quality, relationship-based loan portfolio. Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles.
•Our strong capital position allows us to continue to execute against our capital priorities. During the third quarter, the Board of Directors declared a Common Share dividend of $.205 per Common Share, and our Common Equity Tier 1 ratio was 9.8%(a) as of September 30, 2023.

Current year expectations - full year 2023 vs. full year 2022

Category	Expectations (b)
Average loans	up 6% to 9%
Average deposits	flat to down 2%
Net interest income (TE)	down 12% to 14%
Noninterest income	down 7% to 9%
Noninterest expense	relatively stable(c)
Net charge-offs to average loans	25 to 30 basis points (FY2023)
Effective tax rate	18% to 19% (FY2023)

Quarterly expectations

Category	4Q23 (vs 3Q23)(b)
Average loans	down 1% to 3%
Average deposits	relatively stable
Net interest income (TE)	relatively stable
Noninterest income	up 1% to 3%
Noninterest expense	relatively stable(c)
Net charge-offs to average loans	25 to 35 basis points (4Q23)
Effective tax rate	18% to 19% (4Q23)
(a) September 30, 2023 capital ratios are estimates
(b) Relatively stable: +/- 2%
(c) Excludes proposed FDIC special assessment discussed under the heading “Supervision and regulation - Deposit insurance and assessments” within this Form 10-Q, efficiency related expenses, and an expected pension settlement charge.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At September 30, 2023, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp September 30, 2023 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.8%
Tier 1 Capital	6.0	2.5	8.5	11.4
Total Capital	8.0	2.5	10.5	13.8
Leverage (a)	4.0	N/A	4.0	8.9
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
(c)September 30, 2023 ratios are estimated and reflect the five-year transition of CECL impacts on regulatory ratios.

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

As of September 30, 2023, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

The expanded total risk-weighted assets calculation used in the expanded risk-based approach would be phased in over a three-year period starting on July 1, 2025. For Category III and IV banking organizations, the requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period starting on July 1, 2025. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule, which is expected to be on or about July 1, 2025. On October 20, 2023, the federal banking agencies extended the comment period for the Capital Proposal from November 30, 2023, to January 16, 2024. Also, on October 20, 2023, the Federal Reserve commenced a data collection process to gather additional information from the banking organizations affected by the Capital Proposal to enable the agencies to refine their estimate of the impact of the proposal and inform the finalization of the proposal. Participation by these banking organizations in the data collection is voluntary.

Capital planning and stress testing

On June 28, 2023, the Federal Reserve announced the results of the supervisory stress test that it conducted of 23 large BHCs (not including KeyCorp). As a Category IV banking organization subject to a supervisory stress test every other year, KeyCorp was not required to participate in the Federal Reserve’s supervisory stress test in 2023. On July 27, 2023, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer (based on the results of KeyCorp’s June 2022 stress test) is 2.5%, which is the minimum buffer required for banking organizations the size of KeyCorp.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other developments concerning capital planning and stress testing requirements.

Deposit insurance and assessments

On October 18, 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates applies to KeyBank.

On March 10, 2023, and March 12, 2023, Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) were closed by the state banking authorities in California and New York, respectively, and the FDIC was appointed as receiver of SVB and Signature. All deposits of SVB and Signature were transferred to bridge banks established by the FDIC under the systemic risk exception to the least cost test in the FDIA so that the uninsured deposits as well as the insured deposits of both banks were protected by the FDIC. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments.

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

As proposed, the current estimated impact of the special assessment to Key is approximately $176 million which is expected to be recognized upon the rule’s final issuance. Any change to the amount of the uninsured deposits subject to the rule or the terms of the final rule impacting the determination of uninsured deposits, exclusionary criteria, annual rate, or term of annual rate application would have a direct impact on the estimate of Key’s special assessment.

The FDIC’s proposal for a special assessment discussed above is not intended to recover the estimated $13 billion loss to the DIF from the failure of First Republic Bank in May 2023 or the estimated $2.7 billion loss to the DIF from the failures of SVB and Signature that was not related to the protection of uninsured depositors. The FDIC indicated that no further adjustments to assessments are contemplated at this time to recover those losses but that it will re-evaluate this issue in the future when it updates projections for the DIF balance and the reserve ratio in connection with its periodic review of the DIF Restoration Plan that was adopted in 2022. The FDIC updates these projections at least semiannually.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability - Deposit insurance and assessments” for a discussion of other developments concerning deposit insurance and assessments.

Long-term debt requirement

On August 29, 2023, the federal banking agencies issued for public comment a proposal that would require certain large BHCs and certain large IDIs to issue and maintain minimum amounts of long-term debt (“LTD”). This proposal would apply to Category II, III, and IV BHCs (including KeyCorp) and IDIs that (i) are not consolidated subsidiaries of U.S. global systemically important banks and (ii) have at least $100 billion in total assets (including KeyBank) or are affiliated with an IDI that has at least $100 billion in total assets. Under the proposal, the required minimum amount of LTD would be the greater of 6 percent of an entity’s total risk-weighted assets, 3.5 percent of an entity’s average total consolidated assets, and 2.5 percent of an entity’s total leverage exposure if it is subject to the supplementary leverage ratio. IDIs that are consolidated subsidiaries of BHCs would be required to issue the LTD to their parent company or another entity that consolidates the IDI.

Debt instruments issued to satisfy the minimum LTD requirement would have to meet certain criteria including, among other things, being unsecured, have a remaining maturity of more than one year, and not provide the holder with acceleration rights except in limited circumstances. BHCs subject to the proposal would also have to comply with certain “clean holding-company” requirements such as a cap on liabilities other than eligible LTD and a prohibition on entering into most qualified financial contracts with third parties. The proposal would provide a three-year transition period with the incremental phase-in of the requirements during this period. The federal banking agencies indicated that the proposal would improve the resolvability of the covered entities in case of their failure, reduce costs to the DIF, and mitigate contagion and financial stability risks by reducing the risk of loss to uninsured depositors. Comments on the proposal are due by November 30, 2023.

Resolution plans

On August 29, 2023, the FDIC released for public comment a proposal to amend and restate its current resolution plan rule in order to clarify and strengthen resolution plan submission requirements and reflect lessons learned since the adoption of the FDIC’s current resolution plan rule in 2012. Among other things, the proposal would (i) require IDIs with more than $100 billion in total assets (including KeyBank) to submit full resolution plans every two years, (ii) require IDIs with total assets between $50 billion and $100 billion to submit informational filings every two years, (iii) require both groups of filers to submit more limited supplements in the off years, (iv) enhance and clarify the requirements for the content of resolution submissions, (v) codify certain aspects of guidance and feedback provided to filers subject to the current rule, (vi) expand expectations regarding engagement and capabilities testing, and (vii) establish an enhanced credibility standard for the evaluation of resolution submissions. Comments on the proposal are due by November 30, 2023.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - FDIA, Resolution Authority and Financial Stability - Resolution plans” for a discussion of other recent developments concerning resolution plans.

Climate-related financial risk management

On October 24, 2023, the federal banking agencies issued a set of principles that provide a high-level framework for the safe and sound management of exposures to climate-related financial risks for financial institutions with over $100 billion in total consolidated assets. These principles are intended to provide large financial institutions with guidance in their efforts to identify, measure, monitor, and mitigate physical and transition risks associated with climate change. These principles discuss how these risks can be addressed in the following areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. These principles also describe how climate-related financial risks can be addressed in connection with various specific risk categories, including credit risk, liquidity risk, operational risk, and legal/compliance risk. This interagency guidance applies to KeyCorp and KeyBank.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Developments relating to climate change” for a discussion of other recent developments relating to climate change.

Community Reinvestment Act

On October 24, 2023, the federal banking agencies adopted a final rule to strengthen and modernize their regulations implementing the Community Reinvestment Act to better achieve the purposes of the law, adapt to changes in the banking industry, and provide clarity and consistency in the application of their regulations. Among other things, the final rule (1) clarifies what activities constitute eligible community development activities, (2) adopts four new tests under which large banks with more than $2 billion in assets (including KeyBank) will be evaluated, (3) applies a new framework for assigning conclusions and ratings to banks, (4) updates requirements for delineating facility-based assessment areas, (5) provides for the evaluation of certain large banks in retail lending assessment areas as well as facility-based assessment areas, and (6) imposes new data collection and reporting requirements. The four new tests under which large banks will be evaluated are a retail lending test, a retail services and products test, a community development financing test, and a community development services test. Various metrics and performance standards will be applied under these tests. Some provisions of the final rule will be effective on April 1, 2024 while many other provisions will be effective on January 1, 2026, and certain reporting requirements will be effective on January 1, 2027. KeyBank is subject to the final rule.

See Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments – Community Reinvestment Act” for a discussion of other recent developments relating to the Community Reinvestment Act.

Debit Card Interchange Fee Cap

On October 25, 2023, the Federal Reserve issued for public comment a proposal to lower the maximum interchange fee that a debit card issuer with $10 billion or more in total consolidated assets (including KeyBank) can receive for a debit card transaction. The Federal Reserve issued this proposal to update the interchange fee cap that it adopted in 2011 to implement a provision in the Dodd-Frank Act. The interchange fee cap is currently set at the sum of 21 cents for each transaction plus an amount equal to 0.05% of the value of the transaction and a one cent fraud prevention adjustment for issuers that satisfy certain criteria. In the new proposal, the Federal Reserve proposed to lower the cap to the sum of 14.4 cents for each transaction plus an amount equal to 0.04% of the value of the transaction and a 1.3 cent fraud prevention adjustment. The Federal Reserve indicated that it was proposing this revision to the fee cap to reflect changes in issuer costs. The Federal Reserve also proposed to update the amount of the fee cap every other year going forward by using data it collects in a biennial survey of large debit card issuers. Comments on the proposal are due 90 days after it is published in the Federal Register.

Cybersecurity disclosure requirements

On July 26, 2023, the SEC adopted final rules requiring public companies (including KeyCorp) to disclose on Form 8-K material cybersecurity incidents and to disclose annually on Form 10-K information regarding their cybersecurity risk management, strategy, and governance. Material cybersecurity incidents must be disclosed on Form 8-K within four business days after the company determines that the cybersecurity incident is material unless the U.S. Attorney General determines that immediate disclosure would pose a substantial risk to national security or public safety. The disclosure of a cybersecurity incident must include a description of the incident’s nature, scope, and timing, as well as its material impact or reasonably likely material impact on the company. The annual disclosure on Form 10-K must include information regarding a company’s processes, if any, to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks. Companies are required to comply with the Form 8-K incident disclosure requirements starting on December 18, 2023. The disclosures on Form 10-K will be required in annual reports for fiscal years ending on or after December 15, 2023.

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

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended September 30, 2022, to the three months ended September 30, 2023 (dollars in millions):
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

Net interest income (TE) was $923 million for the third quarter of 2023 and the net interest margin was 2.01%. Compared to the third quarter of 2022, net interest income (TE) decreased $280 million and net interest margin decreased by seventy-three basis points. The decrease in net interest income (TE) and the net interest margin reflects higher interest-bearing deposit costs and a shift in funding mix to higher cost deposits and borrowings due to the higher interest rate environment. Partly offsetting the decline in net interest income and the net interest margin were higher earning asset balances and yields.

For the nine months ended September 30, 2023, net interest income (TE) decreased $312 million from the same period last year and net interest margin decreased by forty basis points. The decline in net interest income (TE) and the net interest margin was driven by higher interest-bearing deposit costs, a shift in funding mix to higher cost deposits and borrowings, and lower loan fees from PPP. Partly offsetting the decline in net interest income and the net interest margin were higher earning asset balances and yields.
Average loans were $117.6 billion for the third quarter of 2023, an increase of $3.2 billion compared to the third quarter of 2022. The increase reflects growth in commercial and industrial loans, which increased $3.0 billion from the same period in the prior year.

Average deposits totaled $144.8 billion for the third quarter of 2023, an increase of $596 million compared to the year-ago quarter. The increase was driven by higher wholesale deposits and public sector deposits, partly offset by a continuation of impacts from changing client behavior reflective of higher interest rates and a normalization of pandemic-related deposits.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(h)

	Three months ended September 30, 2023			Three months ended September 30, 2022			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$59,187	$886	5.94%	$56,151	$578	4.09%	$33	$275	$308
Real estate — commercial mortgage	15,844	238	5.97	16,002	168	4.18	(2)	72	70
Real estate — construction	2,820	48	6.77	2,306	27	4.58	7	14	21
Commercial lease financing	3,707	30	3.25	3,892	25	2.58	(1)	6	5
Total commercial loans	81,558	1,202	5.85	78,351	798	4.05	37	367	404
Real estate — residential mortgage	21,459	176	3.28	20,256	152	3.00	9	15	24
Home equity loans	7,418	110	5.87	8,024	91	4.51	(7)	26	19
Consumer direct loans	6,169	77	4.96	6,766	72	4.25	(7)	12	5
Credit cards	991	35	14.16	969	28	11.63	1	6	7
Consumer indirect loans	32	1	3.77	52	—	—	—	1	1
Total consumer loans	36,069	399	4.40	36,067	343	3.80	(4)	60	56
Total loans	117,627	1,601	5.41	114,418	1,141	3.97	33	427	460
Loans held for sale	1,356	19	5.73	1,102	14	5.22	3	2	5
Securities available for sale (b), (e)	37,271	192	1.76	42,271	196	1.69	(25)	21	(4)
Held-to-maturity securities (b)	9,020	79	3.50	7,933	55	2.79	8	16	24
Trading account assets	1,203	15	4.97	841	8	3.65	4	3	7
Short-term investments	8,416	123	5.79	3,043	32	4.13	75	16	91
Other investments (e)	1,395	22	6.35	1,054	5	1.78	2	15	17
Total earning assets	176,288	2,051	4.47	170,662	1,451	3.30	100	500	600
Allowance for loan and lease losses	(1,477)			(1,099)
Accrued income and other assets	17,530			18,629
Discontinued assets	374			478
Total assets	$192,715			$188,670

LIABILITIES
Money market deposits	$35,243	$213	2.40%	$35,379	$8.10%		$—	$205	$205
Demand deposits	55,837	315	2.24	47,671	42.35		8	265	273
Savings deposits	5,966	1.05		7,904	—	.01	—	1	1
Certificates of deposit ($100,000 or more)	5,446	55	4.01	1,347	2.47		18	35	53
Other time deposits	9,636	103	4.25	2,713	7.97		43	53	96
Total interest-bearing deposits	112,128	687	2.43	95,014	59.25		69	559	628
Federal funds purchased and securities sold under repurchase agreements	710	9	5.04	3,562	19	2.10	(23)	13	(10)
Bank notes and other short-term borrowings	5,819	81	5.54	3,725	24	2.53	19	38	57
Long-term debt (f), (g)	21,584	351	6.50	17,704	146	3.32	38	167	205
Total interest-bearing liabilities	140,241	1,128	3.20	120,005	248.82		103	777	880
Noninterest-bearing deposits	32,697			49,215
Accrued expense and other liabilities	5,572			4,358
Discontinued liabilities (g)	374			478
Total liabilities	178,884			174,056
EQUITY
Key shareholders’ equity	13,831			14,614
Noncontrolling interests	—			—
Total equity	13,831			14,614
Total liabilities and equity	$192,715			$188,670

Interest rate spread (TE)			1.27%			2.48%
Net interest income (TE) and net interest margin (TE)		$923	2.01%		$1,203	2.74%	$(3)	$(277)	(280)
TE adjustment (b)		8			7
Net interest income, GAAP basis		$915			$1,196

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2023, and September 30, 2022.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $202 million and $162 million of assets from commercial credit cards for the three months ended September 30, 2023, and September 30, 2022, respectively.
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

	Nine months ended September 30, 2023			Nine months ended September 30, 2022			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$60,294	$2,574	5.71%	$53,878	$1,437	3.57%	$188	$949	$1,137
Real estate — commercial mortgage	16,178	697	5.76	15,278	425	3.72	26	246	272
Real estate — construction	2,663	131	6.58	2,154	64	3.95	18	49	67
Commercial lease financing	3,749	86	3.06	3,883	72	2.48	(3)	17	14
Total commercial loans	82,884	3,488	5.63	75,193	1,998	3.55	229	1,261	1,490
Real estate — residential mortgage	21,534	524	3.25	18,331	395	2.87	74	55	129
Home equity loans	7,621	325	5.71	8,191	244	3.98	(18)	99	81
Consumer direct loans	6,309	229	4.86	6,414	201	4.20	(3)	31	28
Credit cards	986	101	13.68	948	76	10.75	3	22	25
Consumer indirect loans	37	1	1.54	67	—	—	—	1	1
Total consumer loans	36,487	1,180	4.32	33,951	916	3.60	56	208	264
Total loans	119,371	4,668	5.23	109,144	2,914	3.57	285	1,469	1,754
Loans held for sale	1,118	49	5.90	1,230	36	3.94	(4)	17	13
Securities available for sale (b), (e)	38,440	580	1.74	43,396	557	1.60	(68)	91	23
Held-to-maturity securities (b)	9,108	234	3.43	7,473	149	2.66	37	48	85
Trading account assets	1,150	42	4.82	846	21	3.28	9	12	21
Short-term investments	6,600	276	5.59	4,636	49	1.42	28	199	227
Other investments (e)	1,423	51	4.78	836	11	1.80	12	28	40
Total earning assets	177,210	5,900	4.30	167,561	3,737	2.92	299	1,864	2,163
Allowance for loan and lease losses	(1,398)			(1,087)
Accrued income and other assets	17,411			18,315
Discontinued assets	395			507
Total assets	$193,618			$185,296

LIABILITIES
Money market deposits	$33,829	$414	1.64%	$36,318	$17.06%		$(1)	$398	$397
Demand deposits	53,951	754	1.87	49,314	62.17		6	686	692
Savings deposits	6,630	2.04		7,799	1.01		—	1	1
Certificates of deposit ($100,000 or more)	3,907	104	3.56	1,490	5.45		19	80	99
Other time deposits	9,708	294	4.04	2,263	8.48		87	199	286
Total interest-bearing deposits	108,025	1,568	1.94	97,184	93.13		111	1,364	1,475
Federal funds purchased and securities sold under repurchase agreements	2,183	79	4.84	2,226	25	1.51	—	54	54
Bank notes and other short-term borrowings	6,797	263	5.17	2,135	36	2.24	143	84	227
Long-term debt (f), (g)	21,341	975	6.09	13,757	256	2.49	198	521	719
Total interest-bearing liabilities	138,346	2,885	2.79	115,302	410.48		452	2,023	2,475
Noninterest-bearing deposits	35,691			50,082
Accrued expense and other liabilities	5,166			4,149
Discontinued liabilities (g)	395			507
Total liabilities	179,598			170,040
EQUITY
Key shareholders’ equity	14,020			15,256
Noncontrolling interests	—			—
Total equity	14,020			15,256
Total liabilities and equity	$193,618			$185,296

Interest rate spread (TE)			1.52%			2.45%
Net interest income (TE) and net interest margin (TE)		$3,015	2.20%		$3,327	2.60%	$(153)	$(159)	$(312)
TE adjustment (b)		23			20
Net interest income, GAAP basis		$2,992			$3,307

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2023, and September 30, 2022, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $192 million and $152 million of assets from commercial credit cards for the nine months ended September 30, 2023, and September 30, 2022, respectively.
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

Provision for credit losses

Key’s provision for credit losses was $81 million for the three months ended September 30, 2023, compared to $109 million for the three months ended September 30, 2022. The decline from the year-ago period reflects a more stable economic outlook and the impact of current balance sheet optimization efforts. The provision for credit losses was $387 million for the nine months ended September 30, 2023, compared to $237 million for the nine months ended September 30, 2022. The increase was largely driven by changes in the economic outlook and portfolio activity, in addition to higher net charge-offs.

Noninterest income

As shown in Figure 4, noninterest income was $643 million, and represented 41% of total revenue for the third quarter of 2023, compared to $683 million, representing 36% of total revenue, for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

BREAKDOWN OF NONINTEREST INCOME FOR THIRD QUARTER 2023

33%
20%
22%
11%
14%

- Trust and investment services income
- Investment banking and debt placement fees
- Service charges on deposit accounts
- Cards and payments income
- Other noninterest income (a)

(a)Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended September 30, 2023, trust and investment services income was up $3 million, or 2.4%, compared to the same period one year ago. The increase was driven by higher investment management fees and retail brokerage commissions, partially offset by lower fixed income commissions revenue. For the nine months ended September 30, 2023, trust and investment services income was down $16 million, or 4.0%, compared to the same period one year ago. This was primarily due to a decline in fixed income and equity brokerage commissions.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at September 30, 2023, our bank, trust, and registered investment advisory subsidiaries had assets under management of $52.5 billion, up 9.8% compared to September 30, 2022.

Figure 5. Assets Under Administration

Dollars in millions	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Discretionary assets under management by investment type:
Equity	$28,866	$30,320	$29,139	$28,313	$26,930
Fixed income	13,646	13,819	14,615	14,432	13,035
Money market	6,308	6,094	6,490	5,238	4,850
Total discretionary assets under management	48,820	50,233	50,244	47,983	44,815
Non-discretionary assets under administration	3,696	3,719	3,445	3,299	3,031
Total	$52,516	$53,952	$53,689	$51,282	$47,846

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended September 30, 2023, investment banking and debt placement fees were down $13 million, or 8.4%, compared to the same period a year ago. For the nine months ended September

30, 2023, investment banking and debt placement fees decreased $60 million, or 12.9%, compared to the same period a year ago. The decrease for both periods reflects lower merger and acquisition advisory fees and lower syndication fees with partial offsets from growth in commercial mortgage activities.

Service charges on deposit accounts

Service charges on deposit accounts decreased $23 million, or 25.0%, for the three months ended September 30, 2023, compared to the same period one year ago. For the nine months ended September 30, 2023, service charges on deposit accounts decreased by $74 million, or 26.5%, from the nine months ended September 30, 2022. The declines for both periods were driven by a reduction in overdraft and non-sufficient funds fees from our new client friendly fee structure implemented in the third quarter of 2022 and lower account analysis fees related to the interest rate environment.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, was relatively flat for the three months ended September 30, 2023 and the nine months ended September 30, 2023, compared to the same periods one year ago.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended September 30, 2023, decreased $6 million, or 2.7%, from the year-ago quarter. For the nine months ended September 30, 2023, other noninterest income decreased $37 million, or 5.7%, from the same period one year ago. Decreases were driven by the overall decrease in consumer mortgage income from lower gain on sale margins as well as decreases in operating lease income from smaller portfolio size. Corporate services income also decreased from prior periods reflective of lower derivatives trading income and loan commitment fees. These decreases were slightly offset by an increase in commercial mortgage servicing fees driven by a higher servicing portfolio.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the third quarter of 2023, compared to $1.1 billion for the third quarter of 2022. Noninterest expense was $3.4 billion for the nine months ended September 30, 2023, compared to $3.3 billion for the nine months ended September 30, 2022.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR THIRD QUARTER 2023

23%
3%
6%
8%
60%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $8 million, or 1.2%, for the three months ended September 30, 2023, compared to the same period one year ago. The increase was driven by higher salaries and employee benefit expenses slightly offset by a decrease in incentive compensation costs. For the nine months ended September 30, 2023, personnel expense was up $94 million, or 5.0%, compared to the same period one year ago. The increase was driven by higher salaries expense as well as an increase in severance from expense actions taken in the first quarter of 2023, partially offset by decreases in incentive compensation expense.

Nonpersonnel expense

Nonpersonnel expenses includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Nonpersonnel expenses for the three months ended September 30, 2023, decreased $4 million, or .9%, from the year-ago quarter, primarily due to decreases in net occupancy expense, operating lease expense, and in business services and professional fees, partially offset by an increase in computer processing expense due to technology investments. For the nine months ended September 30, 2023, other nonpersonnel expense increased $14 million, or 1.0%, from the nine months ended September 30, 2022, driven by increases in computer processing expense from technology investments and base regulatory assessment fees, partially offset by decreases in net occupancy and business service and professional fees.

Income taxes

We recorded tax expense of $65 million for the third quarter of 2023 and $124 million for the third quarter of 2022. We recorded tax expense of $204 million for the nine months ended September 30, 2023, compared to $346 million for the nine months ended September 30, 2022.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $76 million for the third quarter of 2023, compared to $125 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank decreased by $70 million, or 11.3%, compared to the third quarter of 2022, reflecting higher interest-bearing deposit costs
•Average loans and leases decreased $318 million, or 0.7%, from the third quarter of 2022, driven by lower home equity and consumer direct loans
•Average deposits decreased $6.3 billion, or 7.0%, from the third quarter of 2022, reflecting elevated inflation-related spend, changing client behavior due to higher interest rates, and a normalization of pandemic-related deposits

•Provision for credit losses decreased $23 million compared to the third quarter of 2022, driven by an improved economic outlook and current balance sheet optimization efforts
•Noninterest income decreased $16 million, or 6.2%, from the third quarter of 2022, driven by lower service charges on deposit accounts due to a planned reduction in overdraft and non-sufficient funds fees
•Noninterest expense increased $2 million, or 0.3%, from the third quarter of 2022, reflecting higher salaries expense, partially offset by a decline in incentive compensation
Commercial Bank

Summary of operations

•Net income attributable to Key of $226 million for the third quarter of 2023, compared to $287 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $54 million, compared to the third quarter of 2022, reflecting higher interest-bearing deposit costs and a shift in funding mix to higher-cost deposits
•Average loan and lease balances increased $3.5 billion, compared to the third quarter of 2022, driven by relationship clients
•Average deposit balances increased $2.6 billion, or 5.0%, compared to the third quarter of 2022, reflecting an increase in public sector deposits and commercial client growth

•Provision for credit losses decreased $6 million compared to the third quarter of 2022, driven by a more stable economic outlook and current balance sheet optimization efforts
•Noninterest income decreased $34 million, from the third quarter of 2022, primarily driven by a decline in corporate services income and a decrease in investment banking and debt placement fees, reflecting lower syndication fees
•Noninterest expense decreased by $20 million, or 4.4%, from the third quarter of 2022, driven by a decline in personnel expense from lower incentive compensation, as well as a decrease in operating lease expense

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at September 30, 2023
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At September 30, 2023, total loans outstanding from continuing operations were $115.5 billion, compared to $119.4 billion at December 31, 2022. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 105 of our 2022 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $79.8 billion at September 30, 2023, a decrease of $2.6 billion, or 3.2%, compared to December 31, 2022. The decrease reflects our balance sheet optimization efforts, which includes planned reductions in loan balances as we place a greater emphasis on full relationship clients.

Figure 8 provides our commercial loan portfolios by industry classification at September 30, 2023, and December 31, 2022. Industry classifications were updated to better align with risk and business strategies.

Figure 8. Commercial Loans by Industry

September 30, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$920	$138	$79	$1,137	1.4%
Automotive	1,946	832	5	2,783	3.5
Business services	3,325	242	122	3,689	4.6
Commercial real estate	8,416	13,495	8	21,919	27.5
Construction materials and contractors	2,492	292	285	3,069	3.8
Consumer goods	4,297	628	284	5,209	6.5
Consumer services	4,679	770	346	5,795	7.3
Equipment	2,544	180	160	2,884	3.6
Finance	9,136	99	344	9,579	12.0
Healthcare	3,348	1,345	326	5,019	6.3
Materials and extraction	2,492	279	133	2,904	3.6
Oil and gas	2,354	44	14	2,412	3.0
Public exposure	2,374	8	547	2,929	3.8
Technology, media, and telecom	888	11	77	976	1.2
Transportation	1,074	122	460	1,656	2.1
Utilities	6,808	7	461	7,276	9.1
Other	513	39	30	582	.7
Total	$57,606	$18,531	$3,681	$79,818	100.0%

December 31, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$829	$110	$83	$1,022	1.2%
Automotive	1,678	751	12	2,441	2.9
Business services	3,514	246	148	3,908	4.7
Commercial real estate	8,883	13,919	10	22,812	27.7
Construction materials and contractors	2,649	318	322	3,289	4.0
Consumer goods	4,643	576	288	5,507	6.7
Consumer services	5,009	900	346	6,255	7.6
Equipment	2,584	180	161	2,925	3.5
Finance	8,805	112	461	9,378	11.4
Healthcare	3,589	1,372	330	5,291	6.4
Materials and extraction	3,128	240	145	3,513	4.3
Oil and gas	2,399	33	20	2,452	3.0
Public exposure	2,534	9	580	3,123	3.8
Technology, media, and telecom	1,082	12	89	1,183	1.4
Transportation	1,092	137	477	1,706	2.1
Utilities	6,725	5	450	7,180	8.7
Other	504	(38)	14	480	.6
Total	$59,647	$18,882	$3,936	$82,465	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at September 30, 2023, and 50% at December 31, 2022. This portfolio is approximately 87% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $57.6 billion at September 30, 2023, a decrease of $2.0 billion, or 3.4%, compared to December 31, 2022. The decrease was across most industry categories, reflecting our balance sheet optimization efforts to place a greater emphasis on full relationship clients.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 75% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At September 30, 2023, commercial real estate loans totaled $18.5 billion, which includes $15.5 billion of mortgage loans and $3.0 billion of construction loans. Compared to December 31, 2022, this portfolio decreased $351 million, or 1.9%, driven by decreases in non-owner occupied. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at September 30, 2023.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 16% of commercial real estate loans as of September 30, 2023. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of September 30, 2023, 76% of our construction portfolio are multi-family project loans. Our office exposure only represents 5% of commercial real estate loans at period end.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2023
Nonowner-occupied:
Diversified	$4	$—	$—	$4	$—	$19	$223	$250	1.3%	$—	$250
Industrial	57	24	76	127	225	281	21	811	4.4	154	657
Land & Residential	6	3	3	6	2	20	—	40.2		18	22
Lodging	48	—	10	4	24	69	51	206	1.1	5	201
Medical Office	37	—	42	4	21	108	56	268	1.4	36	232
Multifamily	1,266	549	1,296	1,268	2,801	1,385	460	9,025	48.7	2,274	6,751
Office	147	1	154	96	120	292	55	865	4.7	—	865
Retail	225	6	94	180	102	338	216	1,161	6.3	98	1,063
Self Storage	71	5	45	20	72	34	167	414	2.2	3	411
Senior Housing	125	22	147	82	91	120	222	809	4.4	167	642
Skilled Nursing	—	—	—	65	—	209	101	375	2.0	—	375
Student Housing	—	—	—	27	164	—	—	191	1.0	53	138
Other	13	13	8	38	35	70	173	350	1.9	—	350
Total nonowner-occupied	1,999	623	1,875	1,921	3,657	2,945	1,745	14,765	79.7	2,808	11,957
Owner-occupied	1,180	2	407	692	171	1,314	—	3,766	20.3	174	3,592
Total	$3,179	$625	$2,282	$2,613	$3,828	$4,259	$1,745	$18,531	100.0%	$2,982	$15,549

Nonperforming loans	$1	$—	$—	$21	$—	$5	$36	$63	N/M	$—	$63
Accruing loans past due 90 days or more	—	—	2	—	2	5	—	9	N/M	—	9
Accruing loans past due 30 through 89 days	6	—	—	7	2	7	—	22	N/M	1	21

December 31, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$24	$231	$268	1.4%	$—	$268
Industrial	75	25	101	135	220	284	52	892	4.7	203	689
Land & Residential	1	3	3	3	3	24	—	37.2		15	22
Lodging	58	—	10	4	20	72	41	205	1.1	22	183
Medical Office	47	—	43	9	19	98	25	241	1.3	64	177
Multifamily	1,083	533	1,388	1,264	2,813	1,370	438	8,889	47.1	1,705	7,184
Office	189	1	173	113	128	300	95	999	5.3	—	999
Retail	282	35	112	183	69	395	235	1,311	6.9	106	1,205
Self Storage	85	13	50	20	79	37	202	486	2.6	4	482
Senior Housing	150	57	144	76	118	120	235	900	4.8	194	706
Skilled Nursing	—	—	—	52	—	239	143	434	2.3	—	434
Student Housing	—	—	—	53	199	13	—	265	1.4	39	226
Other	24	4	9	79	42	83	195	436	2.3	2	434
Total nonowner-occupied	2,003	671	2,033	1,995	3,710	3,059	1,892	15,363	81.4	2,354	13,009
Owner-occupied	1,149	5	364	580	128	1,293	—	3,519	18.6	176	3,343
Total	$3,152	$676	$2,397	$2,575	$3,838	$4,352	$1,892	$18,882	100.0%	$2,530	$16,352

Nonperforming loans	$—	$—	$—	$2	$—	$7	$12	$21	N/M	$—	$21
Accruing loans past due 90 days or more	—	—	—	—	—	8	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	—	—	1	11	—	6	—	18	N/M	—	18

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2023, totaled $35.7 billion, a decrease of $1.2 billion, or 3.3%, from December 31, 2022, reflecting our balance sheet optimization efforts.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of September 30, 2023, representing 60% of consumer loans outstanding. This is followed by our home equity portfolio representing 21% of consumer loans outstanding at September 30, 2023.

We held the first lien position for approximately 65% of the home equity portfolio at September 30, 2023, and 66% at December 31, 2022. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2022 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
September 30, 2023
Washington	$4,605	$1,037	$230	$88	$1	$5,961
Ohio	2,725	1,060	273	200	4	4,262
New York	822	2,060	778	341	1	4,002
Colorado	3,027	282	155	32	—	3,496
California	2,322	13	506	4	5	2,850
Oregon	1,284	596	115	43	—	2,038
Pennsylvania	454	532	389	61	2	1,438
Florida	840	44	423	13	5	1,325
Utah	856	251	69	18	—	1,194
Connecticut	783	264	114	29	1	1,191
Other	3,591	1,185	3,022	159	12	7,969
Total	$21,309	$7,324	$6,074	$988	$31	$35,726

December 31, 2022
Washington	$4,621	$1,100	$253	$87	$2	$6,063
Ohio	2,766	1,173	347	214	5	4,505
New York	840	2,256	770	359	1	4,226
Colorado	3,006	301	171	32	—	3,510
California	2,357	16	538	4	6	2,921
Oregon	1,268	630	117	43	—	2,058
Pennsylvania	459	580	403	61	3	1,506
Florida	851	45	453	14	6	1,369
Texas	336	3	397	4	3	743
Illinois	134	3	212	2	1	352
Other	4,763	1,844	2,847	206	16	9,676
Total	$21,401	$7,951	$6,508	$1,026	$43	$36,929

Figure 11 summarizes our loan sales for the nine months ended September 30, 2023, and all of 2022.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2023
Third quarter	$85	$2,861	$49	$345	$3,340
Second quarter	118	1,431	28	283	1,860
First quarter	125	1,121	164	135	1,545
Total	$328	$5,413	$241	$763	$6,745
2022
Fourth quarter	$33	$2,774	$114	$235	$3,156
Third quarter	211	1,882	43	353	2,489
Second quarter	41	1,851	150	496	2,538
First quarter	1,469	1,909	39	901	4,318
Total	$1,754	$8,416	$346	$1,985	$12,501

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Commercial real estate loans	$500,373	$493,396	$493,865	$488,478	$485,342
Residential mortgage	11,094	11,003	10,951	11,026	11,014
Education loans	263	278	294	312	341
Commercial lease financing	2,005	1,732	1,673	1,646	1,619
Commercial loans	685	708	712	723	727
Consumer direct	431	455	480	509	536
Consumer indirect	947	1,120	1,316	1,536	1,766
Total	$515,798	$508,692	$509,291	$504,230	$501,345

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.4 billion of the $515.8 billion of loans administered or serviced at September 30, 2023. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $44.7 billion at September 30, 2023, compared to $47.8 billion at December 31, 2022. Available-for-sale securities were $35.8 billion at September 30, 2023, compared to $39.1 billion at December 31, 2022. Held-to-maturity securities were $8.9 billion at September 30, 2023, and $8.7 billion at December 31, 2022.

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

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	September 30, 2023	December 31, 2022
FHLMC & FNMA	$23,612	$25,371
GNMA	11,155	11,620
Total (a)	$34,767	$36,991

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Total	Weighted-Average Yield (b)
September 30, 2023
Remaining maturity:
One year or less	$5,224	$40	$1	$18	$5,283.44%
After one through five years	3,596	1,538	2,239	2,106	9,479	1.69
After five through ten years	111	8,556	802	5,495	14,964	2.06
After ten years	100	4,526	443	1,044	6,113	1.66
Fair value	$9,031	$14,660	$3,485	$8,663	$35,839	—%
Amortized cost	$9,466	$18,822	$4,294	$10,363	$42,945	1.69%
Weighted-average yield (b)	.61%	1.68%	1.62%	2.71%	1.69%	—
Weighted-average maturity	1.2 years	8.7 years	6.0 years	6.9 years	6.3 years	—
December 31, 2022
Fair value	$9,415	$16,433	$3,920	$9,349	$39,117	—%
Amortized cost	10,044	20,180	4,616	10,712	45,552	1.67
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

The majority of our held-to-maturity portfolio consists of Federal agency CMOs and mortgage-backed securities. This portfolio is also comprised of asset-backed securities and foreign bonds. Figure 15 shows the composition, yields, and remaining maturities of these securities.

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2023
Remaining maturity:
One year or less	$12	$—	$5	$873	$5	$895	2.11%
After one through five years	1,714	114	2,194	2	10	4,034	3.38
After five through ten years	2,340	8	276	4	—	2,628	3.70
After ten years	1,214	46	36	—	—	1,296	4.24
Amortized cost	$5,280	$168	$2,511	$879	$15	$8,853	3.47%
Fair value	$4,832	$145	$2,217	$836	$14	$8,044	—%
Weighted-average yield (b)	3.82%	2.81%	3.27%	2.10%	2.78%	3.47%	—
Weighted-average maturity	7.3 years	7.3 years	4.1 years	0.9 years	2.1 years	5.7 years	—
December 31, 2022
Amortized cost	$4,586	$181	$2,522	$1,407	$14	$8,710	3.18%
Fair value	4,308	165	2,315	1,311	14	8,113	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at September 30, 2023

Our highly diversified deposit base is our primary source of funding. At September 30, 2023, our deposits totaled $144.3 billion, an increase of $1.7 billion compared to December 31, 2022. The increase reflects our durable relationship-based business model, in addition to changing client behavior as a result of higher interest rates.

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

Figure 17. Estimated Uninsured Deposits

Dollars in billions	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Uninsured deposits(a)	$61.5	$61.6	$63.3	$67.1	$69.7
Total deposits	144.3	145.1	144.1	142.6	144.9
Uninsured % of Deposits	43%	42%	44%	47%	48%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$8.7	$8.6	$8.3	$8.4	$8.3

As of September 30, 2023, approximately $13.5 billion of uninsured deposits were collateralized by government-backed securities.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $24.8 billion at September 30, 2023, compared to $28.8 billion at December 31, 2022. The decrease reflects our durable relationship-based business model and balance sheet optimization efforts, which reduced our need for wholesale borrowings. For more information regarding our wholesale funds, see Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

Capital

The objective of capital management is to maintain capital levels consistent with our risk appetite and of a sufficient amount to operate under a wide range of economic conditions. Our current capital levels position us well to execute against our capital priorities including supporting organic growth and paying dividends.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 19 (“Shareholders' Equity”).

COMMON SHAREHOLDER PAYOUT (IN MILLIONS)
$182
$—
$190
$—
$192
$72
$192
$—
$192
$—
3Q22
4Q22
1Q23
2Q23
3Q23
OPEN MARKET COMMON SHARE REPURCHASES
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the third quarter of 2023. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 12 in the “Supervision and Regulation” section of our 2022 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 28,855 holders of record at September 30, 2023. Our book value per Common Share was $11.65 based on 936.2 million shares outstanding at September 30, 2023, compared to $11.79 per Common Share based on 933.3 million shares outstanding at December 31, 2022. At September 30, 2023, our tangible book value per Common Share was $8.65, compared to $8.75 per Common Share at December 31, 2022.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2023			2022
In thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	935,733	935,229	933,325	932,938	932,643
Open market repurchases and return of shares under employee compensation plans	(10)	(38)	(4,333)	(2)	(3)
Shares issued under employee compensation plans (net of cancellations)	438	542	6,237	389	298
Shares outstanding at end of period	936,161	935,733	935,229	933,325	932,938

As shown above, Common Shares outstanding increased by .4 million shares during the third quarter of 2023. We did not complete any open market share repurchases in the third quarter of 2023.

At September 30, 2023, we had 321.0 million treasury shares, compared to 323.4 million treasury shares at December 31, 2022. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2023. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2022 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.1% at both September 30, 2023, and December 31, 2022. Our tangible common equity to tangible assets ratio was 4.4% at both September 30, 2023, and December 31, 2022. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2023, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at September 30, 2023, and December 31, 2022, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 170 of our 2022 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	September 30, 2023	December 31, 2022
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$13,356	$13,454
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	118	178
	Common Equity Tier 1 capital before adjustments and deductions	11,028	11,186
Less:	Goodwill, net of deferred taxes	2,605	2,612
	Intangible assets, net of deferred taxes	60	88
	Deferred tax assets	—	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(5,309)	(4,857)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(1,057)	(1,160)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(272)	(277)
	Total Common Equity Tier 1 capital	$15,001	$14,779
TIER 1 CAPITAL
Common Equity Tier 1		$15,001	$14,779
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$17,447	$17,225
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$2,012	$2,200
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,641	1,351
Less:	Deductions	—	—
	Total Tier 2 capital	3,653	3,551
	Total risk-based capital	$21,100	$20,776
RISK-WEIGHTED ASSETS(e)
Risk-weighted assets on balance sheet		$118,874	$125,900
Risk-weighted off-balance sheet exposure		32,514	35,745
Market risk-equivalent assets		1,267	826
Gross risk-weighted assets		152,655	162,471
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$152,655	$162,471
AVERAGE QUARTERLY TOTAL ASSETS		$196,661	$193,986
CAPITAL RATIOS(e)
Tier 1 risk-based capital		11.43%	10.60%
Total risk-based capital		13.82%	12.79%
Leverage (d)		8.87%	8.88%
Common Equity Tier 1		9.83%	9.10%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $17 million and $21 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2023, and December 31, 2022, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)September 30, 2023 capital ratios and risk weighted assets are estimates.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At September 30, 2023, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed aggregate daily VaR for any day during the quarter ended September 30, 2023, and did not exceed aggregate daily VaR for any day during the quarter ended September 30, 2022. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.7 million at September 30, 2023, and $1.3 million at September 30, 2022. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2023, and September 30, 2022.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.2	$.8	$1.0	$1.1	$1.1	$.5	$.8	$.7
Derivatives:
Interest rate	$.8	$.3	$.4	$.4	$.5	$.1	$.3	$.2

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $4.3 million at September 30, 2023, and $2.7 million at September 30, 2022. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2023, and September 30, 2022.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$3.9	$1.7	$2.8	$3.8	$2.3	$1.0	$1.7	$2.0
Derivatives:
Interest rate	$.5	$.3	$.3	$.3	$.5	$.1	$.3	$.3

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. We did not have any securitization positions as defined by the Market Risk Rule at September 30, 2023. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Figure 22 presents the results of the simulation analysis at September 30, 2023, inclusive of the impact of swap terminations as disclosed in Note 22 (“Subsequent Events”), and September 30, 2022. At September 30, 2023, our simulated impact to changes in interest rates was moderate. The benefit to declining rates has increased as a result of higher funding costs and a funding mix change to more rate sensitive instruments compared to the September 30, 2022 analysis. Current modeled exposure is within the Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	September 30, 2023(a)		September 30, 2022
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	Mid 50s	N/A	Low 40s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	0.89%	(2.84)%	(4.20)%	(1.76)%

+200 NII at risk beta sensitivity	September 30, 2023
Beta assumption	Mid 60s	Low 60s	Low 50s	Mid 40s
Interest rate risk assessment	(5.19)%	(4.02)%	(1.75)%	(0.71)%
(a) Simulation includes the impact of the swap terminations on October 11, 2023 as noted in Note 22 (“Subsequent Events”). The termination of $7.5 billion in assets swaps reduced both the risk to the rising rate scenario and the benefit to the declining rate scenario by 122 basis points.

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 109 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The resulting rate in the policy decline scenario is equal to the greater of the current fed funds target and zero. As of September 30, 2023, the policy decline scenario is minus 200 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of September 30, 2023.

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

Figure 23 shows all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently to reflect broader A/LM objectives and the balance sheet positions to be hedged. For more information about how interest rate swaps are used to manage the risk profile, see Note 7 (“Derivatives and Hedging Activities”). Additionally, refer to Note 22 (“Subsequent Events”) for information regarding the termination of certain swaps subsequent to September 30, 2023.

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2023
				Weighted-Average			December 31, 2022
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$24,750	$(1,288)		1.8	1.4%	5.4%	$28,450	$(1,503)
Receive fixed/pay variable — conventional debt	8,976	(682)		4.2	2.5	5.4	10,995	(551)
Receive fixed/pay variable — forward loans	4,000	(92)		2.8	3.5	5.3	1,300	(8)
Receive fixed/pay variable — forward debt	1,411	(96)		6.8	3.1	5.4	—	—
Pay fixed/receive variable — conventional debt (b)	100	2		4.8	5.5	3.6	50	1
Pay fixed/receive variable — forward securities	—	—		—	—	—	—	—
Pay fixed/receive variable — securities	8,155	126		4.4	5.3	4.0	405	48
Total portfolio swaps	$47,392	$(2,030)	(a)	3.0	2.5%	5.1%	$41,200	$(2,013)	(a)

Floors — forward purchased	$3,250	$16		2.4	—%	—%	$—	$—
Floors — forward sold	3,250	(7)		2.4	—	—	—	—
Total floors	$6,500	$9		—	—%	—%	$—	$—

(a)Excludes accrued interest of $26 million at September 30, 2023, and accrued interest of $62 million at December 31, 2022.
(b)Notional amount as of September 30, 2023 reflects the impacts of LIBOR transition. Notional amount includes $50 million of short dated pay fixed/receive variable LIBOR swaps created as a result of the industry’s operational transition from LIBOR to SOFR. The weighted-average maturity and pay rate amounts disclosed exclude the impacts of the short-dated LIBOR swaps.

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

Figure 24. Credit Ratings

September 30, 2023	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	P-2	P-1/A1	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Our credit ratings at September 30, 2023, are shown in Figure 24. On August 21, 2023, Standard & Poor’s downgraded KeyCorp’s and KeyBank’s Long-term Debt ratings from “BBB+” to “BBB”, and from “A-” to “BBB+”, respectively. Additionally, Standard & Poor’s changed Key’s Outlook or Trend to “stable” from “negative”. Subsequent to September 30, 2023, on October 10, 2023, Fitch Ratings, Inc. downgraded both KeyCorp and KeyBank’s respective Long-Term Debt ratings from “A-” to “BBB+” maintaining a “stable” Outlook or Trend. Additionally, subsequent to September 30, 2023, on October 20, 2023, Moody’s downgraded KeyCorp and KeyBank's Long-term Debt ratings from "Baa1" to "Baa2", and from "A3" to "Baa1", respectively. Moody's also maintained a "negative" Outlook or Trend. The rationales for Standard & Poor’s, Fitch Ratings, Inc., and Moody’s downgrades are documented in their respective credit opinions and analyses. These rationales include a challenging environment for the entire banking industry along with other company-specific factors. While we believe the revised credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors, the downgrades could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Sources of liquidity

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 81% as of September 30, 2023. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Our available contingent liquidity at September 30, 2023, totaled $81.3 billion, consisting of $5.9 billion of unpledged securities, $7.8 billion of net balances of federal funds sold and balances in our Federal Reserve account, $55.2 billion of unused secured borrowing capacity at the Federal Reserve Bank of Cleveland, and $12.4 billion of unused secured borrowing capacity at the FHLB. During the third quarter of 2023, our secured term borrowings decreased $5.7 billion from a reduction in repurchase agreements and FHLB borrowings.

We have several liquidity programs, which are described in Note 20 (“Long-term Debt”) beginning on page 164 of our 2022 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. There were no bank note issuances during the third quarter of 2023.

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

At September 30, 2023, KeyCorp held $2.7 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. KeyCorp had no debt issuances during the third quarter of 2023. During the third quarter of 2023, KeyBank paid $200 million cash dividends to KeyCorp. As of September 30, 2023, KeyBank had regulatory capacity to pay $2.9 billion in dividends to KeyCorp without prior regulatory approval.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. During the third quarter of 2023, Key repurchased $92.3 million of KeyBank senior debt consisting of $13.1 million of 3.30% Senior Unsecured Debt due 6/1/2025, $64.7 million of 4.15% Senior Unsecured Debt due 8/8/2025, and $14.5 million of 4.70% Senior Unsecured Debt due 1/26/2026. Additionally, refer to Note 22 (“Subsequent Events”) for information on Key’s execution of $1.1 billion in long-term debt redemptions on October 27, 2023. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 45 of our 2022 Form 10-K and Part II, Item 2 of this Form 10-Q. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2023, and September 30, 2022.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 107 of our 2022 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at September 30, 2023, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 25, our ALLL from continuing operations increased by $151 million, or 11.3%, from December 31, 2022. The commercial ALLL increased by $152 million, or 17.6%, from December 31, 2022, through September 30, 2023. Our consumer ALLL decreased by $1 million, or 0.2%, from December 31, 2022, through September 30, 2023. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 25. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2023			December 31, 2022
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$576	38.7%	49.9%	$601	45.0%	50.0%
Commercial real estate:
Commercial mortgage	360	24.2	13.4	203	15.2	13.7
Construction	48	3.2	2.6	28	2.1	2.1
Total commercial real estate loans	408	27.4	16.0	231	17.3	15.8
Commercial lease financing	32	2.2	3.2	32	2.4	3.3
Total commercial loans	1,016	68.3	69.1	864	64.7	69.1
Real estate — residential mortgage	181	12.2	18.4	196	14.7	17.9
Home equity loans	91	6.1	6.3	98	7.3	6.6
Consumer direct loans	124	8.3	5.3	111	8.3	5.4
Credit cards	75	5.0	0.9	66	4.9	0.9
Consumer indirect loans	1	0.1	—	2	0.1	0.1
Total consumer loans	472	31.7	30.9	473	35.3	30.9
Total ALLL — continuing operations (a)	$1,488	100.0%	100.0%	$1,337	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $17 million at September 30, 2023, and $21 million at December 31, 2022.

Net loan charge-offs

Figure 26 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 28. Figure 27 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended September 30, 2023, increased $28 million compared to the year-ago quarter.

Figure 26. Net Loan Charge-offs from Continuing Operations (a)

	2023			2022
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$52	$27	$27	$17	$36
Real estate — Commercial mortgage	1	8	5	12	1
Real estate — Construction	—	—	—	—	—
Commercial lease financing	(1)	(1)	(2)	(2)	(1)
Total commercial loans	52	34	30	27	36
Real estate — Residential mortgage	(1)	—	(1)	(3)	—
Home equity loans	—	1	—	—	(1)
Consumer direct loans	12	9	9	8	4
Credit cards	8	7	8	7	5
Consumer indirect loans	—	1	(1)	2	(1)
Total consumer loans	19	18	15	14	7
Total net loan charge-offs	$71	$52	$45	$41	$43
Net loan charge-offs to average loans	.24%	.17%	.15%	.14%	.15%
Net loan charge-offs from discontinued operations — education lending business	$—	$1	$1	$2	$—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2023			2022
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	0.35%	0.18%	0.18%	0.12%	0.25%
Real estate — commercial mortgage	0.03	0.20	0.12	0.29	0.02
Real estate — construction	—	—	—	—	—
Commercial lease financing	(0.11)	(0.11)	(0.21)	(0.21)	(0.10)
Total commercial loans	0.25	0.16	0.14	0.13	0.18
Real estate — residential mortgage	(0.02)	—	(0.02)	(0.06)	—
Home equity loans	—	0.05	—	—	(0.05)
Consumer direct loans	0.77	0.57	0.56	0.47	0.23
Credit cards	3.20	2.85	3.26	2.80	2.05
Consumer indirect loans	—	10.97	(9.78)	17.25	(7.63)
Total consumer loans	0.21	0.20	0.16	0.15	0.08
Total net loan charge-offs	0.24%	0.17%	0.15%	0.14%	0.15%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2023	2022	2023	2022
Average loans outstanding	$117,627	$114,418	$119,371	$109,144
Allowance for loan and lease losses at beginning of period	1,480	1,099	1,337	1,061
Loans charged off:
Commercial and industrial	62	49	139	118
Real estate — commercial mortgage	1	3	15	10
Real estate — construction	—	—	—	—
Commercial lease financing	—	—	—	2
Total commercial loans	63	52	154	130
Real estate — residential mortgage	—	1	1	(2)
Home equity loans	1	—	4	1
Consumer direct loans	14	8	36	25
Credit cards	9	7	27	22
Consumer indirect loans	—	—	1	2
Total consumer loans	24	16	69	48
Total loans charged off	87	68	223	178
Recoveries:
Commercial and industrial	10	13	33	32
Real estate — commercial mortgage	—	2	1	4
Real estate — construction	—	—	—	1
Commercial lease financing	1	1	4	2
Total commercial loans	11	16	38	39
Real estate — residential mortgage	1	1	3	2
Home equity loans	1	1	3	3
Consumer direct loans	2	4	6	7
Credit cards	1	2	4	5
Consumer indirect loans	—	1	1	2
Total consumer loans	5	9	17	19
Total recoveries	16	25	55	58
Net loan charge-offs	(71)	(43)	(168)	(120)
Provision (credit) for loan and lease losses	79	88	319	203
Allowance for loan and lease losses at end of period	$1,488	$1,144	$1,488	$1,144
Liability for credit losses on off-balance sheet exposures at beginning of period	291	173	225	160
Provision (credit) for losses on off-balance sheet exposures	2	21	68	34
Other	(3)	—	(3)	—
Liability for credit losses on off-balance sheet exposures at end of period(a)	$290	$194	$290	$194
Total allowance for credit losses at end of period	$1,778	$1,338	$1,778	$1,338
Net loan charge-offs to average total loans	.24%	.15%	.19%	.15%
Allowance for loan and lease losses to period-end loans	1.29	.98	1.29	.98
Allowance for credit losses to period-end loans	1.54	1.15	1.54	1.15
Allowance for loan and lease losses to nonperforming loans	327.0	293.3	327.0	293.3
Allowance for credit losses to nonperforming loans	390.8	343.1	390.8	343.1

Discontinued operations — education lending business:
Loans charged off	$—	$1	$3	$4
Recoveries	—	1	1	2
Net loan charge-offs	$—	$—	$(2)	$(2)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 29 shows the composition of our nonperforming assets. As shown in Figure 29, nonperforming assets at September 30, 2023, increased $51 million from December 31, 2022. This increase reflects normalization of nonperforming loan levels, while still favorable relative to long-term levels.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2022 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 29. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Commercial and industrial	$214	$188	$170	$174	$169
Real estate — commercial mortgage	63	65	59	21	34
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	63	65	59	21	34
Commercial lease financing	1	1	1	1	2
Total commercial loans (b)	278	254	230	196	205
Real estate — residential mortgage	72	73	75	77	66
Home equity loans	97	97	104	107	112
Consumer direct loans	3	3	3	3	3
Credit cards	4	3	3	3	3
Consumer indirect loans	1	1	1	1	1
Total consumer loans	177	177	186	191	185
Total nonperforming loans (c)	455	431	416	387	390
OREO	16	15	13	13	12
Nonperforming loans held for sale	—	16	18	20	17
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$471	$462	$447	$420	$419
Accruing loans past due 90 days or more	$52	$73	$55	$60	$47
Accruing loans past due 30 through 89 days	178	139	164	180	187
Nonperforming assets from discontinued operations — education lending business	2	2	3	3	3
Nonperforming loans to period-end portfolio loans	.39%	.36%	.35%	.32%	.34%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.41	.39	.37	.35	.36
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

Figure 30 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 30. Summary of Changes in Nonperforming Loans from Continuing Operations

	2023			2022
Dollars in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$431	$416	$387	$390	$429
Loans placed on nonaccrual status	159	169	143	113	80
Charge-offs	(87)	(76)	(60)	(67)	(68)
Loans sold	(4)	(23)	(2)	(4)	(3)
Payments	(25)	(20)	(31)	(22)	(29)
Transfers to OREO	(3)	(2)	(2)	(1)	(1)
Loans returned to accrual status	(16)	(33)	(19)	(22)	(18)
Balance at end of period	$455	$431	$416	$387	$390

Operational and compliance risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities. Operational risk intersects with compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation. This heightened level of regulation has increased our operational risk. While operational and compliance risk are separate risk disciplines in KeyCorp’s ERM framework, losses and/or additional regulatory compliance costs are included in operational loss reporting and could take the form of explicit charges, increased operational costs, or harm to our reputation.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022	9/30/2023	9/30/2022
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$13,356	$13,844	$14,322	$13,454	$13,290
Less:	Intangible assets (a)	2,816	2,826	2,836	2,844	2,856
	Preferred Stock (b)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$8,094	$8,572	$9,040	$8,164	$7,988
Total assets (GAAP)		$187,851	$195,037	$197,519	$189,813	$190,051
Less:	Intangible assets (a)	2,816	2,826	2,836	2,844	2,856
	Tangible assets (non-GAAP)	$185,035	$192,211	$194,683	$186,969	$187,195
	Tangible common equity to tangible assets ratio (non-GAAP)	4.4%	4.5%	4.6%	4.4%	4.3%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$13,831	$14,412	$13,817	$13,168	$14,614	$14,020	$15,256
Less:	Intangible assets (average) (c)	2,821	2,831	2,841	2,851	2,863	2,831	2,835
	Preferred Stock (average)	2,500	2,500	2,500	2,500	2,148	2,500	1,984
	Average tangible common equity (non-GAAP)	$8,510	$9,081	$8,476	$7,817	$9,603	$8,689	$10,437
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$266	$250	$275	$356	$513	$791	$1,437
Average tangible common equity (non-GAAP)		8,510	9,081	8,476	7,817	9,603	8,689	10,437
Return on average tangible common equity from continuing operations (non-GAAP)		12.4%	11.0%	13.2%	18.1%	21.2%	12.17%	18.41%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$267	$251	$276	$356	$515	$794	$1,443
Average tangible common equity (non-GAAP)		8,510	9,081	8,476	7,817	9,603	8,689	10,437
Return on average tangible common equity consolidated (non-GAAP)		12.4%	11.1%	13.2%	18.1%	21.3%	12.22%	18.49%

(a)For the three months ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022, intangible assets exclude $1 million, $1 million, $1 million, $2 million, and $2 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022, average intangible assets exclude $1 million, $1 million, $1 million, $2 million, and $2 million, respectively, of average purchased credit card receivables. For the nine months ended September 30, 2023, and September 30, 2022, average intangible assets exclude $1 million, and $2 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022	9/30/2023	9/30/2022
Cash efficiency ratio
Noninterest expense (GAAP)		$1,110	$1,076	$1,176	$1,156	$1,106	$3,362	$3,254
Less:	Intangible asset amortization	9	10	10	12	12	29	35
Adjusted noninterest expense (non-GAAP)		$1,101	$1,066	$1,166	$1,144	$1,094	$3,333	$3,219
Net interest income (GAAP)		$915	$978	$1,099	$1,220	$1,196	$2,992	$3,307
Plus:	Taxable-equivalent adjustment	8	8	7	7	7	23	20
	Noninterest income (GAAP)	643	609	608	671	683	1,860	2,047
Total taxable-equivalent revenue (non-GAAP)		$1,566	$1,595	$1,714	$1,898	$1,886	$4,875	$5,374
Cash efficiency ratio (non-GAAP)		70.3%	66.8%	68.0%	60.3%	58.0%	68.4%	59.9%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 92 through 94 of our 2022 Form 10-K. During the three months ended September 30, 2023, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2023

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
The guidance is not expected to have any impact on Key’s financial condition or results of operations.
ASU 2023-05 Business Combinations— Joint Venture Formations (Subtopic 805-60)	January 1, 2025 Early adoption is permitted.	This guidance requires that a joint venture apply a new basis of accounting upon its initial formation. By doing this, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value, with certain exceptions. Existing joint ventures have the option to apply this new guidance retrospectively as long as they have sufficient information to do so.	The guidance is not expected to have any impact on Key’s financial condition or results of operations.
ASU 2023-06 Disclosure Improvements	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.	This guidance clarifies and improves disclosure requirements for a variety of topics.	The guidance is not expected to have a material impact on Key’s disclosures.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$766	$887
Short-term investments	7,871	2,432
Trading account assets	1,325	829
Securities available for sale	35,839	39,117
Held-to-maturity securities (fair value: $8,044 and $8,113)	8,853	8,710
Other investments	1,356	1,308
Loans, net of unearned income of $366 and $368	115,544	119,394
Less: Allowance for loan and lease losses	(1,488)	(1,337)
Net loans	114,056	118,057
Loans held for sale (a)	730	963
Premises and equipment	649	636
Goodwill	2,752	2,752
Other intangible assets	65	94
Corporate-owned life insurance	4,381	4,369
Accrued income and other assets	8,843	9,223
Discontinued assets	365	436
Total assets	$187,851	$189,813
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$112,581	$101,761
Noninterest-bearing deposits	31,710	40,834
Total deposits	144,291	142,595
Federal funds purchased and securities sold under repurchase agreements	43	4,077
Bank notes and other short-term borrowings	3,470	5,386
Accrued expense and other liabilities	5,388	4,994
Long-term debt	21,303	19,307
Total liabilities	174,495	176,359
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,254	6,286
Retained earnings	15,835	15,616
Treasury stock, at cost (320,541,464 and 323,377,500 shares)	(5,851)	(5,910)
Accumulated other comprehensive income (loss)	(6,639)	(6,295)
Total equity	13,356	13,454
Total liabilities and equity	$187,851	$189,813

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $112 million at September 30, 2023, and $24 million at December 31, 2022.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2023	2022	2023	2022
INTEREST INCOME
Loans	$1,593	$1,134	$4,645	$2,894
Loans held for sale	19	14	49	36
Securities available for sale	192	196	580	557
Held-to-maturity securities	79	55	234	149
Trading account assets	15	8	42	21
Short-term investments	123	32	276	49
Other investments	22	5	51	11
Total interest income	2,043	1,444	5,877	3,717
INTEREST EXPENSE
Deposits	687	59	1,568	93
Federal funds purchased and securities sold under repurchase agreements	9	19	79	25
Bank notes and other short-term borrowings	81	24	263	36
Long-term debt	351	146	975	256
Total interest expense	1,128	248	2,885	410
NET INTEREST INCOME	915	1,196	2,992	3,307
Provision for credit losses	81	109	387	237
Net interest income after provision for credit losses	834	1,087	2,605	3,070
NONINTEREST INCOME
Trust and investment services income	130	127	384	400
Investment banking and debt placement fees	141	154	406	466
Cards and payments income	90	91	256	256
Service charges on deposit accounts	69	92	205	279
Corporate services income	73	96	235	283
Commercial mortgage servicing fees	46	44	142	125
Corporate-owned life insurance income	35	33	96	99
Consumer mortgage income	15	14	40	49
Operating lease income and other leasing gains	22	19	70	79
Other income	22	13	26	11
Total noninterest income	643	683	1,860	2,047
NONINTEREST EXPENSE
Personnel	663	655	1,986	1,892
Net occupancy	67	72	202	223
Computer processing	89	77	276	232
Business services and professional fees	38	47	124	152
Equipment	20	23	64	72
Operating lease expense	18	24	59	79
Marketing	28	30	78	92
Other expense	187	178	573	512
Total noninterest expense	1,110	1,106	3,362	3,254
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	367	664	1,103	1,863
Income taxes	65	124	204	346
INCOME (LOSS) FROM CONTINUING OPERATIONS	302	540	899	1,517
Income (loss) from discontinued operations	1	2	3	6
NET INCOME (LOSS)	303	542	902	1,523
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$303	$542	$902	$1,523
Income (loss) from continuing operations attributable to Key common shareholders	$266	$513	$791	$1,437
Net income (loss) attributable to Key common shareholders	267	515	794	1,443
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.29	$.55	$.85	$1.55
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (a)	.29	.55	.86	1.56
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.29	$.55	$.85	$1.54
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (a)	.29	.55	.85	1.55
Weighted-average Common Shares outstanding (000)	927,131	924,594	927,019	924,085
Effect of Common Share options and other stock awards	4,613	7,861	5,213	8,679
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	931,744	932,455	932,232	932,764

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2023	2022	2023	2022
Net income (loss)	$303	$542	$902	$1,523
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $210, $510, $160, and $1,381	(668)	(1,616)	(509)	(4,380)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(22), $150, $(50), and $409	72	(477)	161	(1,298)
Net pension and postretirement benefit costs, net of income taxes of $0, $0, $(1), and $(2)	1	2	4	7
Total other comprehensive income (loss), net of tax	(595)	(2,091)	(344)	(5,671)
Comprehensive income (loss)	(292)	(1,549)	558	(4,148)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$(292)	$(1,549)	$558	$(4,148)

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						902			902
Other comprehensive income (loss)								(344)	(344)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.615 per share)						(575)			(575)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Series H Preferred Stock ($1.162500 per depositary share)						(28)			(28)
Open market Common Share repurchases		(2,550)			—		(38)		(38)
Employee equity compensation program Common Share repurchases		(1,831)			—		(34)		(34)
Common shares reissued (returned) for stock options and other employee benefit plans		7,217			(26)		131		105
BALANCE AT SEPTEMBER 30, 2023	1,996	936,161	$2,500	$1,257	$6,254	$15,835	$(5,851)	$(6,639)	$13,356

BALANCE AT JUNE 30, 2023	1,996	935,733	$2,500	$1,257	$6,231	$15,759	$(5,859)	$(6,044)	$13,844
Net income (loss)						303			303
Other comprehensive income (loss)								(595)	(595)
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.205 per share)						(191)			(191)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(10)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		438			24		8		32
BALANCE AT SEPTEMBER 30, 2023	1,996	936,161	$2,500	$1,257	$6,254	$15,835	$(5,851)	$(6,639)	$13,356

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						1,523			1,523
Other comprehensive income (loss)								(5,671)	(5,671)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.585 per share)						(546)			(546)
Series D Preferred Stock ($37.50 per depositary share)						(19)			(19)
Series E Preferred Stock ($1.148400 per depositary share)						(24)			(24)
Series F Preferred Stock ($1.059400 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054700 per depositary share)						(19)			(19)
Employee equity compensation program Common Share repurchases		(1,734)					(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		5,822			(5)		106		101
Issuance of Series H preferred stock	600		600		(10)				590
BALANCE AT SEPTEMBER 30, 2022	1,996	932,938	$2,500	$1,257	$6,257	$15,450	$(5,917)	$(6,257)	$13,290

BALANCE AT JUNE 30, 2022	1,396	932,643	$1,900	$1,257	$6,241	$15,118	$(5,923)	$(4,166)	$14,427
Net income (loss)						542			542
Other comprehensive income (loss)								(2,091)	(2,091)
Deferred compensation									—
Cash dividends declared
Common Shares ($.195 per share)						(182)			(182)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Employee equity compensation program Common Share repurchases		(3)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		298			26		6		32
Issuance of Series H preferred stock	600		600		(10)				590
BALANCE AT SEPTEMBER 30, 2022	1,996	932,938	$2,500	$1,257	$6,257	$15,450	$(5,917)	$(6,257)	$13,290

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Nine months ended September 30,
(Unaudited)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$902	$1,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	387	237
Depreciation and amortization expense, net	106	100
Accretion of acquired loans	15	22
Increase in cash surrender value of corporate-owned life insurance	(80)	(83)
Stock-based compensation expense	90	89
Deferred income taxes (benefit)	(36)	38
Proceeds from sales of loans held for sale	6,728	9,337
Originations of loans held for sale, net of repayments	(6,556)	(7,597)
Net losses (gains) on sales of loans held for sale	(99)	(116)
Net losses (gains) on leased equipment	(6)	6
Net securities and other investments losses (gains)	7	9
Net losses (gains) on sales of fixed assets	11	(5)
Net decrease (increase) in trading account assets	(496)	(367)
Other operating activities, net	893	(309)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,866	2,884
INVESTING ACTIVITIES
Purchases of intangibles assets via acquisitions	—	(12)
Cash received (used) in acquisitions, net of cash acquired	—	(58)
Net decrease (increase) in short-term investments, excluding acquisitions	(5,439)	6,114
Purchases of securities available for sale	(1,178)	(4,429)
Proceeds from sales of securities available for sale	1,400	—
Proceeds from prepayments and maturities of securities available for sale	2,351	3,774
Proceeds from prepayments and maturities of held-to-maturity securities	1,046	1,891
Purchases of held-to-maturity securities	(1,179)	(2,727)
Purchases of other investments	(573)	(620)
Proceeds from sales of other investments	511	13
Proceeds from prepayments and maturities of other investments	7	9
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	3,788	(14,443)
Proceeds from sales of portfolio loans	117	125
Proceeds from corporate-owned life insurance	68	60
Purchases of premises, equipment, and software	(99)	(61)
Proceeds from sales of premises and equipment	5	13
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	825	(10,351)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,696	(7,717)
Net increase (decrease) in short-term borrowings	(5,950)	8,039
Net proceeds from issuance of long-term debt	5,240	15,601
Payments on long-term debt	(2,952)	(8,577)
Repurchases of long-term debt	(92)	—
Issuance of preferred shares	—	590
Open market common share repurchases	(38)	—
Employee equity compensation program Common Share repurchases	(34)	(44)
Net proceeds from reissuance of Common Shares	1	5
Cash dividends paid	(683)	(626)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,812)	7,271
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(121)	(196)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	887	913
CASH AND DUE FROM BANKS AT END OF PERIOD	$766	$717
Additional disclosures relative to cash flows:
Interest paid	$2,137	$277
Income taxes paid (refunded)	155	160
Noncash items:
Reduction of secured borrowing and related collateral	$5	$7
Loans transferred to portfolio from held for sale	177	57
Loans transferred to held for sale from portfolio	19	—
Loans transferred to OREO	7	5
CMBS risk retentions	—	12
ABS risk retentions	7	9

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

The following are additional disclosures about our significant accounting policies updated during the nine months ended September 30, 2023.

Loans

Effective January 1, 2023, we adopted the provisions of ASU 2022-02, Financial Instruments —Credit Losses (Topic
326), which eliminated the accounting for troubled debt restructurings while expanding loan modification and vintage disclosure requirements. Under this guidance we assess all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modification loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, payment delay, other modifications, or some combination thereof. A borrower is considered to be experiencing financial difficulty when there is significant doubt about the borrower’s ability to make required payments on the loan or to get equivalent financing from another creditor at a market rate for a similar loan.

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
•EAD: This component model estimates the loan balance at the time the borrower stops making payments. For all term loans, an amortization based formulaic approach is used for account level EAD estimates. We calculate EAD using a portfolio specific method in each of our revolving product portfolios. For line products that are unconditionally cancellable, the balances will either use a paydown curve or be held flat through the life of the loan.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share amounts	2023	2022	2023	2022
EARNINGS
Income (loss) from continuing operations	$302	$540	$899	$1,517
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	302	540	899	1,517
Less: Dividends on Preferred Stock	36	27	108	80
Income (loss) from continuing operations attributable to Key common shareholders	266	513	791	1,437
Income (loss) from discontinued operations, net of taxes	1	2	3	6
Net income (loss) attributable to Key common shareholders	$267	$515	$794	$1,443
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	927,131	924,594	927,019	924,085
Effect of Common Share options and other stock awards	4,613	7,861	5,213	8,679
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	931,744	932,455	932,232	932,764
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.29	$.55	$.85	$1.55
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.29	.55	.86	1.56

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.29	$.55	$.85	$1.54
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.29	.55	.85	1.55
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	September 30, 2023	December 31, 2022
Commercial and industrial (b)	$57,606	$59,647
Commercial real estate:
Commercial mortgage	15,549	16,352
Construction	2,982	2,530
Total commercial real estate loans	18,531	18,882
Commercial lease financing (c)	3,681	3,936
Total commercial loans	79,818	82,465
Residential — prime loans:
Real estate — residential mortgage	21,309	21,401
Home equity loans	7,324	7,951
Total residential — prime loans	28,633	29,352
Consumer direct loans	6,074	6,508
Credit cards	988	1,026
Consumer indirect loans	31	43
Total consumer loans	35,726	36,929
Total loans (d)	$115,544	$119,394

(a)Accrued interest of $520 million and $417 million at September 30, 2023, and December 31, 2022, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $207 million and $172 million of commercial credit card balances at September 30, 2023, and December 31, 2022, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $4 million and $8 million at September 30, 2023, and December 31, 2022, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 164 of our 2022 Form 10-K.
(d)Total loans exclude loans of $360 million at September 30, 2023, and $434 million at December 31, 2022, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 107 of our 2022 Form 10-K.

The ALLL at September 30, 2023, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2023:

Dollars in millions	June 30, 2023	Provision		Charge-offs	Recoveries	September 30, 2023
Commercial and Industrial	$599	$29		$(62)	$10	$576
Commercial real estate:
Real estate — commercial mortgage	315	46		(1)	—	360
Real estate — construction	39	9		—	—	48
Total commercial real estate loans	354	55		(1)	—	408
Commercial lease financing	33	(2)		—	1	32
Total commercial loans	986	82		(63)	11	1,016
Real estate — residential mortgage	200	(20)		—	1	181
Home equity loans	96	(5)		(1)	1	91
Consumer direct loans	125	11		(14)	2	124
Credit cards	72	11		(9)	1	75
Consumer indirect loans	1	—		—	—	1
Total consumer loans	494	(3)		(24)	5	472
Total ALLL — continuing operations	1,480	79	(a)	(87)	16	1,488
Discontinued operations	18	(1)		—	—	17
Total ALLL — including discontinued operations	$1,498	$78		$(87)	$16	$1,505

(a)Excludes a provision for losses on lending-related commitments of $2 million.

Three months ended September 30, 2022:

Dollars in millions	June 30, 2022	Provision		Charge-offs	Recoveries	September 30, 2022
Commercial and Industrial	$503	$52		$(49)	$13	$519
Commercial real estate:
Real estate — commercial mortgage	156	13		(3)	2	168
Real estate — construction	21	1		—	—	22
Total commercial real estate loans	177	14		(3)	2	190
Commercial lease financing	29	—		—	1	30
Total commercial loans	709	66		(52)	16	739
Real estate — residential mortgage	122	15		(1)	1	137
Home equity loans	95	(3)		—	1	93
Consumer direct loans	112	4		(8)	4	112
Credit cards	59	7		(7)	2	61
Consumer indirect loans	2	(1)		—	1	2
Total consumer loans	390	22		(16)	9	405
Total ALLL — continuing operations	1,099	88	(a)	(68)	25	1,144
Discontinued operations	24	(2)		(1)	1	22
Total ALLL — including discontinued operations	$1,123	$86		$(69)	$26	$1,166

(a)Excludes a provision for losses on lending-related commitments of $21 million.

Nine months ended September 30, 2023:

in millions	December 31, 2022	Provision		Charge-offs	Recoveries	September 30, 2023
Commercial and Industrial	$601	$81		$(139)	$33	$576
Commercial real estate:
Real estate — commercial mortgage	203	171		(15)	1	360
Real estate — construction	28	20		—	—	48
Total commercial real estate loans	231	191		(15)	1	408
Commercial lease financing	32	(4)		—	4	32
Total commercial loans	864	268		(154)	38	1,016
Real estate — residential mortgage	196	(17)		(1)	3	181
Home equity loans	98	(6)		(4)	3	91
Consumer direct loans	111	43		(36)	6	124
Credit cards	66	32		(27)	4	75
Consumer indirect loans	2	(1)		(1)	1	1
Total consumer loans	473	51		(69)	17	472
Total ALLL — continuing operations	1,337	319	(a)	(223)	55	1,488
Discontinued operations	21	(2)		(3)	1	17
Total ALLL — including discontinued operations	$1,358	$317		$(226)	$56	$1,505

(a)Excludes a provision for losses on lending-related commitments of $68 million.

Nine months ended September 30, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	September 30, 2022
Commercial and Industrial	$445	$160		$(118)	$32	$519
Commercial real estate:
Real estate — commercial mortgage	182	(8)		(10)	4	168
Real estate — construction	29	(8)		—	1	22
Total commercial real estate loans	211	(16)		(10)	5	190
Commercial lease financing	32	(2)		(2)	2	30
Total commercial loans	688	142		(130)	39	739
Real estate — residential mortgage	95	38		2	2	137
Home equity loans	110	(19)		(1)	3	93
Consumer direct loans	105	25		(25)	7	112
Credit cards	61	17		(22)	5	61
Consumer indirect loans	2	—		(2)	2	2
Total consumer loans	373	61		(48)	19	405
Total ALLL — continuing operations	1,061	203	(a)	(178)	58	1,144
Discontinued operations	28	(4)		(4)	2	22
Total ALLL — including discontinued operations	$1,089	$199		$(182)	$60	$1,166

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), fixed investment, business bankruptcies, GDP, industrial production, unemployment rate, and Producer Price Index
	Commercial real estate	Property & real estate price indices, unemployment rate, business bankruptcies, GDP, and SOFR
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	Unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of September 30, 2023, economic uncertainty was elevated due continued inflationary pressures and high interest rates. Unemployment rates are still expected to remain at relatively low levels, but job growth is moderating. Inflation, in the United States, is starting to ease as the restrictive monetary policy and higher interest rates are making an impact. Commercial real estate values remain under pressure, with office being the most vulnerable asset class. We utilized the Moody’s August 2023 Consensus forecast as our baseline forecast to estimate our expected credit losses as of September 30, 2023. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects continued resiliency, but weaknesses remain and the economy is forecasted to slow down in 2024. U.S. GDP is expected to grow at an annual rate of approximately 2% and 0.8% for 2023 and 2024, respectively. The national unemployment rate forecast is expected to reach 4.1% by the fourth quarter of 2023, and then peak at 4.7% late in 2024. The U.S. Consumer Price Index annualized rate is forecasted at 4.1% and 2.6% for 2023 and 2024, respectively. The national home price index is expected to grow approximately 1% over 2023, while the commercial real estate price index is forecasted to drop approximately 4% in 2023 and 9% over 2024.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our September 30, 2023 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $30 million, or 3.0%, from June 30, 2023. The overall increase in the commercial allowance is driven by changes in portfolio activity and modest impacts from the economic outlook.

The reserves levels are reflective of the high inflationary and elevated interest rate environment. The reserve increase from the prior quarter is concentrated in the commercial real estate portfolio, and reflects changes in portfolio factors, including the impact of current economic conditions on risk ratings.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $22 million, or 4.5%, from June 30, 2023. The overall decrease in the consumer allowance was driven by improvement in the economic forecast, partly offset by credit quality normalization post-pandemic.

Reserve movements largely reflect favorable changes in the economic outlook quarter-over-quarter for home prices.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of September 30, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$3,833	$10,563	$6,862	$2,774	$2,169	$3,791	$24,800	$130	$54,922
Criticized (Accruing)	54	272	383	213	98	347	1,082	21	2,470
Criticized (Nonaccruing)	3	32	53	3	25	27	71	—	214
Total commercial and industrial	3,890	10,867	7,298	2,990	2,292	4,165	25,953	151	57,606
Current period gross write-offs	—	—	20	2	9	2	29	—	62
Real estate — commercial mortgage
Risk Rating:
Pass	815	3,862	3,334	809	1,608	2,671	1,059	66	14,224
Criticized (Accruing)	3	594	209	29	142	265	19	1	1,262
Criticized (Nonaccruing)	—	—	1	21	—	11	30	—	63
Total real estate — commercial mortgage	818	4,456	3,544	859	1,750	2,947	1,108	67	15,549
Current period gross write-offs	—	—	—	—	—	—	1	—	1
Real estate — construction
Risk Rating:
Pass	189	1,041	1,002	281	166	66	27	6	2,778
Criticized (Accruing)	6	19	67	18	41	51	—	2	204
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	195	1,060	1,069	299	207	117	27	8	2,982
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	433	936	629	389	341	891	—	—	3,619
Criticized (Accruing)	6	24	5	7	9	10	—	—	61
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	439	960	634	396	350	902		—	3,681
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Total commercial loans	$5,342	$17,343	$12,545	$4,544	$4,599	$8,131	$27,088	$226	$79,818
Total commercial loan current period gross write-offs	$—	$—	$20	$2	$9	$2	$30	$—	$63

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$11,580	$8,636	$3,540	$2,839	$1,787	$3,307	$25,565	$138	$57,392
Criticized (Accruing)	40	357	131	160	227	205	936	25	2,081
Criticized (Nonaccruing)	34	2	5	4	22	20	87	—	174
Total commercial and industrial	11,654	8,995	3,676	3,003	2,036	3,532	26,588	163	59,647
Real estate — commercial mortgage
Risk Rating:
Pass	4,786	3,817	992	1,853	788	2,578	1,068	67	15,949
Criticized (Accruing)	6	13	20	48	73	175	47	—	382
Criticized (Nonaccruing)	—	—	1	1	1	15	3	—	21
Total real estate — commercial mortgage	4,792	3,830	1,013	1,902	862	2,768	1,118	67	16,352
Real estate — construction
Risk Rating:
Pass	698	895	445	262	107	48	1	—	2,456
Criticized (Accruing)	5	1	5	32	25	4	—	2	74
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	703	896	450	294	132	52	1	2	2,530
Commercial lease financing
Risk Rating:
Pass	1,039	743	509	467	174	947	—	—	3,879
Criticized (Accruing)	15	1	9	12	9	10	—	—	56
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	1,054	744	518	479	183	958	—	—	3,936
Total commercial loans	$18,203	$14,465	$5,657	$5,678	$3,213	$7,310	$27,707	$232	$82,465

(a)Accrued interest of $383 million and $314 million as of September 30, 2023, and December 31, 2022, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of September 30, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$659	$6,022	$7,892	$2,439	$601	$951	$—	$—	$18,564
660 to 749	186	776	804	250	89	254	—	—	2,359
Less than 660	14	59	49	21	19	133	—	—	295
No Score	2	66	1	1	—	19	2	—	91
Total real estate — residential mortgage	861	6,923	8,746	2,711	709	1,357	2	—	21,309
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity loans
FICO Score:
750 and above	—	93	1,546	470	123	418	2,085	354	5,089
660 to 749	18	68	238	163	72	173	894	113	1,739
Less than 660	2	12	35	27	17	79	287	31	490
No Score	2	—	—	—	—	2	2	—	6
Total home equity loans	22	173	1,819	660	212	672	3,268	498	7,324
Current period gross write-offs	1	—	—	—	—	—	—	—	1
Consumer direct loans
FICO Score:
750 and above	168	1,220	1,501	696	294	107	97	—	4,083
660 to 749	147	391	365	186	92	54	198	—	1,433
Less than 660	19	65	64	31	17	12	57	—	265
No Score	25	37	18	13	12	16	172	—	293
Total consumer direct loans	359	1,713	1,948	926	415	189	524	—	6,074
Current period gross write-offs	—	4	2	2	1	1	4	—	14
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	480	—	480
660 to 749	—	—	—	—	—	—	400	—	400
Less than 660	—	—	—	—	—	—	107	—	107
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	988	—	988
Current period gross write-offs	—	—	—	—	—	—	9	—	9
Consumer indirect loans
FICO Score:
750 and above	—	—	—	—	—	15	—	—	15
660 to 749	—	—	—	—	—	11	—	—	11
Less than 660	—	—	—	—	—	5	—	—	5
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	—	—	—	—	31	—	—	31
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Total consumer loans	$1,242	$8,809	$12,513	$4,297	$1,336	$2,249	$4,782	$498	$35,726
Total consumer loan current period gross write-offs	$1	$4	$2	$2	$1	$1	$13	$—	$24

As of December 31, 2022	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2022	2021	2020	2019	2018	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$5,205	$8,702	$2,584	$636	$64	$978	$—	$—	$18,169
660 to 749	1,286	919	282	106	28	260	—	—	2,881
Less than 660	41	42	17	14	15	130	—	—	259
No Score	62	1	1	1	1	25	1	—	92
Total real estate — residential mortgage	6,594	9,664	2,884	757	108	1,393	1	—	21,401
Home equity loans
FICO Score:
750 and above	146	1,044	736	207	74	617	2,238	398	5,460
660 to 749	83	291	194	79	32	187	974	126	1,966
Less than 660	11	31	25	17	10	81	300	37	512
No Score	7	—	—	—	—	2	4	—	13
Total home equity loans	247	1,366	955	303	116	887	3,516	561	7,951
Consumer direct loans
FICO Score:
750 and above	1,291	1,632	811	351	45	97	102	—	4,329
660 to 749	526	434	229	120	26	41	206	—	1,582
Less than 660	58	63	32	23	7	9	57	—	249
No Score	59	32	22	11	9	22	193	—	348
Total consumer direct loans	1,934	2,161	1,094	505	87	169	558	—	6,508
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	524	—	524
660 to 749	—	—	—	—	—	—	402	—	402
Less than 660	—	—	—	—	—	—	99	—	99
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,026	—	1,026
Consumer indirect loans
FICO Score:
750 and above	—	2	—	—	—	19	—	—	21
660 to 749	—	—	—	—	—	15	—	—	15
Less than 660	—	—	—	—	—	7	—	—	7
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	2	—	—	—	41	—	—	43
Total consumer loans	$8,775	$13,193	$4,933	$1,565	$311	$2,490	$5,101	$561	$36,929

(a)Accrued interest of $136 million and $103 million as of September 30, 2023, and December 31, 2022, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 106 of our 2022 Form 10-K.

The following aging analysis of past due and current loans as of September 30, 2023, and December 31, 2022, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of September 30, 2023	Current (b)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$57,295	$59	$16	$22	$214	$311	$57,606
Commercial real estate:
Commercial mortgage	15,456	6	15	9	63	93	15,549
Construction	2,981	1	—	—	—	1	2,982
Total commercial real estate loans	18,437	7	15	9	63	94	18,531
Commercial lease financing	3,676	4	—	—	1	5	3,681
Total commercial loans	$79,408	$70	$31	$31	$278	$410	$79,818
Real estate — residential mortgage	$21,225	$10	$2	$—	$72	$84	$21,309
Home equity loans	7,192	22	10	3	97	132	7,324
Consumer direct loans	6,041	14	8	8	3	33	6,074
Credit cards	964	6	4	10	4	24	988
Consumer indirect loans	29	1	—	—	1	2	31
Total consumer loans	$35,451	$53	$24	$21	$177	$275	$35,726
Total loans	$114,859	$123	$55	$52	$455	$685	$115,544

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $520 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At September 30, 2023, the approximate carrying amount of our commercial nonperforming loans outstanding represented 60% of their original contractual amount owed, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 74% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $10 million and $26 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $13 million for the three and nine months ended September 30, 2022, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $265 million at September 30, 2023.

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

At September 30, 2023 and September 30, 2022, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $92 million and $108 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended September 30, 2023.

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

Modifications for Borrowers Experiencing Financial Difficulty

Our strategy in working with commercial borrowers is to allow them time to improve their financial position through loan modification. Commercial borrowers that are rated substandard or worse in accordance with the regulatory definition, or that cannot otherwise restructure at market terms and conditions, are considered to be experiencing financial difficulty. A modification of a loan is subject to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The modified loan is evaluated to determine if it is a new loan or a continuation of the prior loan.

Consumer loans in which a borrower requires a modification as a result of negative changes to their financial condition or to avoid default, generally indicate the borrower is experiencing financial difficulty. The primary modifications made to consumer loans are amortization, maturity date and interest rate changes. Consumer borrowers identified as experiencing financial difficulty are generally unable to refinance their loans through our normal origination channel or through other independent sources.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023, disaggregated by class of loan and type of concession granted. The table does not include those modifications that only resulted in an insignificant payment delay. The table does not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of September 30, 2023, there were 115 loans totaling $17 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $67 million at September 30, 2023.

As of September 30, 2023	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$158	$46	$31	$235	0.41%
Commercial real estate:
Commercial mortgage	—	7	—	—	7	0.05
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	7	—	—	7	0.04
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$165	$46	$31	$242	0.30%
Real estate — residential mortgage	1	—	—	7	8	0.04
Home equity loans	1	—	1	5	7	0.10
Consumer direct loans	—	1	—	1	2	0.03
Credit cards	—	—	—	3	3	0.30
Consumer indirect loans(a)	—	—	—	—	—	—
Total consumer loans	2	1	1	16	20	0.06
Total loans	$2	$166	$47	$47	$262	0.23%

(a)The amortized cost amount as of September 30, 2023, for Consumer indirect loans modified for borrowers experiencing financial difficulty totaled less than $1 million.

Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans during the three and nine months ended September 30, 2023.

Three months ended September 30, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	0.21%	0.85
Real estate — residential mortgage	(1.55)%	12.24
Home equity loans	(3.71)%	5.56
Consumer direct loans	(4.65)%	1.32
Credit cards	(11.52)%	0.75
Consumer indirect loans	(5.71)%	0.85

Nine months ended September 30, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	0.34%	0.54
Commercial mortgage	—%	1.08
Real estate — residential mortgage	(2.03)%	7.56
Home equity loans	(4.13)%	6.15
Consumer direct loans	(4.38)%	0.99
Credit cards	(14.05)%	0.75
Consumer indirect loans	(3.25)%	0.52

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

There were $3 million of Commercial and Industrial loans that were modified for borrowers experiencing financial difficulty that received combination modifications and subsequently defaulted during the three-month period ended September 30, 2023. There were $10 million of loans that were modified for borrowers experiencing financial difficulty that received modifications and subsequently defaulted during the nine-month period ended September 30, 2023.

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023.

As of September 30, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$231	$1	$3	$235
Commercial real estate
Commercial mortgage	7	—	—	7
Construction	—	—	—	—
Total commercial real estate loans	238	1	3	242
Commercial lease financing	—	—	—	—
Total commercial loans	238	1	3	242
Real estate — residential mortgage	8	—	—	8
Home equity loans	7	—	—	7
Consumer direct loans	2	—	—	2
Credit cards	3	—	—	3
Consumer indirect loans	—	—	—	—
Total consumer loans	$20	$—	$—	$20
Total loans	$258	$1	$3	$262

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

Changes in the liability for credit losses for off balance sheet exposures are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2023	2022	2023	2022
Balance at beginning of period	$291	$173	$225	$160
Provision (credit) for losses on off balance sheet exposures	2	21	68	34
Other	(3)	—	(3)	—
Balance at end of period	$290	$194	$290	$194

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

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $10 million at September 30, 2022.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the period indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
Dollars in millions	2022	2022
Commercial loans:
Extension of Maturity Date	$40	$40
Payment or Covenant Modification/Deferment	—	1
Bankruptcy Plan Modification	—	—
Increase in new commitment or new money	—	—
Total	$40	$41
Consumer loans:
Interest rate reduction	$5	$10
Other	4	17
Total	$9	$27
Total TDRs	$49	$68

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the period indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
Dollars in millions	2022	2022
Balance at beginning of the period	$216	$220
Additions	48	70
Payments	(10)	(34)
Charge-offs	—	(2)
Balance at end of period	$254	$254

A further breakdown of TDRs included in nonperforming loans by loan category for the period indicated are as follows:

	September 30, 2022
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	$37	$64	$52
Commercial real estate:
Commercial mortgage	4	50	23
Total commercial real estate loans	4	50	23
Total commercial loans	41	114	75
Real estate — residential mortgage	234	29	26
Home equity loans	478	32	28
Consumer direct loans	180	2	2
Credit cards	343	2	2
Consumer indirect loans	17	2	1
Total consumer loans	1,252	67	59
Total nonperforming TDRs	1,293	181	134
Prior-year accruing:(a)
Commercial and industrial	17	1	—
Commercial real estate
Commercial mortgage	—	—	—
Total commercial real estate loans	—	—	—
Total commercial loans	17	1	—
Real estate — residential mortgage	443	41	35
Home equity loans	1,563	97	74
Consumer direct loans	257	4	3
Credit cards	595	4	2
Consumer indirect loans	107	12	6
Total consumer loans	2,965	158	120
Total prior-year accruing TDRs	2,982	159	120
Total TDRs	$4,275	$340	$254

(a)All TDRs that were restructured prior to January 1, 2022 are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2022, there were two commercial loan TDR and 56 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2022 Form 10-K. The following tables present these assets and liabilities at September 30, 2023, and December 31, 2022.

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$959	$—	$959	$—	$698	$—	$698
States and political subdivisions	—	91	—	91	—	33	—	33
Other mortgage-backed securities	—	259	—	259	—	84	—	84
Other securities	—	13	—	13	—	—	—	—
Total trading account securities	—	1,322	—	1,322	—	815	—	815
Commercial loans	—	3	—	3	—	14	—	14
Total trading account assets	—	1,325	—	1,325	—	829	—	829
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,031	—	9,031	—	9,415	—	9,415
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	14,660	—	14,660	—	16,433	—	16,433
Agency residential mortgage-backed securities	—	3,485	—	3,485	—	3,920	—	3,920
Agency commercial mortgage-backed securities	—	8,663	—	8,663	—	9,349	—	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$35,839	$—	$35,839	$—	$39,117	$—	$39,117
Other investments:
Principal investments:
Direct	$—	$—	$1	$1	$—	$—	$1	$1
Indirect (measured at NAV) (a)	—	—	—	17	—	—	—	34
Total principal investments	—	—	1	18	—	—	1	35
Equity investments:
Direct	—	—	2	2	4	—	2	6
Direct (measured at NAV) (a)	—	—	—	36	—	—	—	32
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	4
Total equity investments	—	—	2	42	4	—	2	42
Total other investments	—	—	3	60	4	—	3	77
Loans, net of unearned income (residential)	—	—	9	9	—	—	9	9
Loans held for sale (residential)	—	112	—	112	—	24	—	24
Derivative assets:
Interest rate	—	189	1	190	—	301	2	303
Foreign exchange	106	21	—	127	112	23	—	136
Commodity	—	891	—	891	—	1,328	—	1,328
Credit	—	—	—	—	—	—	1	1
Other	—	14	—	14	—	13	—	13
Derivative assets	106	1,115	1	1,222	112	1,666	3	1,781
Netting adjustments (b)	—	—	—	(800)	—	—	—	(757)
Total derivative assets	106	1,115	1	422	112	1,666	3	1,024
Total assets on a recurring basis at fair value	$106	$38,391	$13	$37,767	$116	$41,636	$15	$41,080
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$8	$712	$—	$720	$126	$509	$—	$635
Derivative liabilities:
Interest rate	—	1,570	—	1,570	—	1,307	—	1,307
Foreign exchange	88	21	—	109	107	24	—	131
Commodity	—	870	—	870	—	1,304	—	1,304
Credit	—	3	—	3	—	—	3	3
Other	—	7	1	8	—	5	—	5
Derivative liabilities	88	2,471	1	2,560	107	2,640	3	2,750
Netting adjustments (b)	—	—	—	(846)	—	—	—	(1,262)
Total derivative liabilities	88	2,471	1	1,714	107	2,640	3	1,488
Total liabilities on a recurring basis at fair value	$96	$3,183	$1	$2,434	$233	$3,149	$3	$2,123

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2023, as well as financial support provided for the three and nine months ended September 30, 2023, and September 30, 2022.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2023		2023		2022		2023		2022
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	17	1	—	—	—	—	—	—	—	—
Total	$18	$1	$—	$—	$—	$—	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2023, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2023, and September 30, 2022.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	(23)	(c)	18	1	—	—	(3)	(d)	6	(d)	1	—
Credit	(2)	—	—	(c)	—	2	—	—	—		—		—	—
Other (e)	—	—	—	(c)	—	—	—	—	—		(1)		(1)	—
Three months ended September 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	5	—	(6)	(c)	—	—	—	—	—	(d)	2	(d)	1	—
Credit	—	—	—	(c)	—	—	—	—	—		—		—	—
Other (e)	1	—	—	(c)	—	—	—	(2)	—		—		(1)	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	9	—	(3)		—	(4)	—	—	—		—		2	(3)
Loans, net of unearned income (residential)	11	—	(2)		—	(1)	—	1	—		—		9	—
Derivative instruments (b)
Interest rate	33	—	(71)	(c)	1	(2)	—	—	35	(d)	(4)	(d)	(8)	—
Credit	(6)	—	2	(c)	—		—	—	—				(4)	—
Other (e)	5	—	—	(c)	—	—	—	(8)	—		—		(3)	—
Three months ended September 30, 2022
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	6		—		—	(4)	—	—	—		—		2	(1)
Loans, net of unearned income (residential)	11	—	(1)		—	(1)	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	(3)	—	(16)	(c)	(3)	—			5	(d)	9	(d)	(8)	—
Credit	(3)	—	—	(c)	—	—	—	(1)	—		—		(4)	—
Other (e)	1	—	1	(c)	—		—	(5)	—		—		(3)	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2022 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2023, and December 31, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2023, and December 31, 2022:

	September 30, 2023				December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$40	$40	$—	$—	$17	$17
Accrued income and other assets	—	—	16	16	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$56	$56	$—	$—	$31	$31

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2023, and December 31, 2022, the carrying amount of equity investments under this method was $324 million and $249 million, respectively. No impairment was recorded for the three months ended September 30, 2023.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2023, and December 31, 2022, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	September 30, 2023	December 31, 2022			September 30, 2023	December 31, 2022
Recurring
Loans, net of unearned income (residential)	$9	$9	Market comparable pricing	Comparability factor	62.91 - 85.00% (72.23%)	61.00-86.58% (72.21%)
Derivative instruments:
Interest rate	1	2	Discounted cash flows	Probability of default	.02 - 100% (33.70%)	.02 - 100% (8.00%)
				Loss given default	0 - 1 (.500)	0 - 1 (.492)
Insignificant level 3 assets, net of liabilities(c)	2	1
Nonrecurring
Collateral-dependent loans	40	17	Fair value of collateral	Discount rate	0 - 10.00% (4.00%)	0 - 85.00% (34.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	16	14	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes amounts pertaining to mortgage servicing assets. No mortgage servicing assets required nonrecurring valuation adjustments as of September 30, 2023, and December 31, 2022. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2023, and December 31, 2022, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,325	$—	$1,325	$—	$—	$—		$1,325
Other investments (b)	1,356	—	—	1,299	57	—		1,356
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	112	—	112	—	—	—		112
Derivative assets - trading (b)	404	106	1,080	2	—	(784)	(f)	404
Fair value - OCI
Securities available for sale (b)	35,839	—	35,839	—	—	—		35,839
Derivative assets - hedging (b)(g)	18	—	34	—	—	(16)	(f)	18
Amortized cost
Held-to-maturity securities (c)	8,853	—	8,044	—	—	—		8,044
Loans, net of unearned income (d)	114,047	—	—	108,500	—	—		108,500
Loans held for sale (b)	618	—	—	618	—	—		618
Other
Cash and other short-term investments (a)	8,637	8,637	—	—	—	—		8,637
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,714	$88	$2,464	$1	$—	$(839)	(f)	$1,714
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	7	—	—	(7)	(f)	—
Amortized cost
Time deposits (e)	14,381	—	14,510	—	—	—		14,510
Short-term borrowings (a)	3,513	8	3,505	—	—	—		3,513
Long-term debt (e)	21,303	11,488	8,706	—	—	—		20,194
Other
Deposits with no stated maturity (a)	129,910	—	129,910	—	—	—		129,910

	December 31, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$829	$—	$829	$—	$—	$—		$829
Other investments (b)	1,308	4	—	1,234	70	—		1,308
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	24	—	24	—	—	—		24
Derivative assets - trading (b)	927	$112	1,552	3	—	(740)	(f)	927
Fair value - OCI
Securities available for sale (b)	39,117	—	39,117	—	—	—		39,117
Derivative assets - hedging (b)(g)	97	—	114	—	—	(17)	(f)	97
Amortized cost
Held-to-maturity securities (c)	8,710	—	8,113	—	—	—		8,113
Loans, net of unearned income (d)	118,048	—	—	112,590	—	—		112,590
Loans held for sale (b)	939	—	—	939	—	—		939
Other
Cash and other short-term investments (a)	3,319	3,319	—	—	—	—		3,319
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,485	$107	$2,637	$3	$—	$(1,262)	(f)	$1,485
Fair value - OCI
Derivative liabilities - hedging (b)(g)	3	—	3	—	—	—	(f)	3
Amortized cost
Time deposits (e)	7,373	—	7,392	—	—	—		7,392
Short-term borrowings (a)	9,463	126	9,337	—	—	—		9,463
Long-term debt (e)	19,307	12,196	6,685	—	—	—		18,881
Other
Deposits with no stated maturity (a)	135,222	—	135,222	—	—	—		135,222

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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $360 million ($304 million at fair value) at September 30, 2023, and $434 million ($357 million at fair value) at December 31, 2022.

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

	September 30, 2023				December 31, 2022
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$9,466	$—	$435	$9,031	$10,044	$—	$629	$9,415
Agency residential collateralized mortgage obligations	18,822	—	4,162	14,660	20,180	—	3,747	16,433
Agency residential mortgage-backed securities	4,294	—	809	3,485	4,616	—	696	3,920
Agency commercial mortgage-backed securities	10,363	—	1,700	8,663	10,712	2	1,365	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$42,945	$—	$7,106	$35,839	$45,552	$2	$6,437	$39,117

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,280	$1	$449	$4,832	$4,586	$5	$283	$4,308
Agency residential mortgage-backed securities	168	—	23	145	181	—	16	165
Agency commercial mortgage-backed securities	2,511	—	294	2,217	2,522	1	208	2,315
Asset-backed securities (c)	879	—	43	836	1,407	—	96	1,311
Other securities	15	—	1	14	14	—	—	14
Total held-to-maturity securities	$8,853	$1	810	$8,044	$8,710	$6	$603	$8,113

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At September 30, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $63 million and $25 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $67 million and $88 million, respectively.
(c)Consists primarily of $871 million of securities as of September 30, 2023, and $1.4 billion of securities as of December 31, 2022, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023, and December 31, 2022.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
September 30, 2023
Securities available for sale:
U.S Treasury, agencies, and corporations	$—	$—		$9,031	$435		$9,031	$435
Agency residential collateralized mortgage obligations	2	—		14,658	4,162		14,660	4,162
Agency residential mortgage-backed securities	26	1		3,459	808		3,485	809
Agency commercial mortgage-backed securities	834	106		7,829	1,594		8,663	1,700
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,855	79		2,790	370		4,645	449
Agency residential mortgage-backed securities	—	—		145	23		145	23
Agency commercial mortgage-backed securities	164	6		2,054	288		2,218	294
Asset-backed securities	—	—		836	43		836	43
Other securities	5	—	(a)	9	1		14	1
Total securities in an unrealized loss position	$2,886	$192		$40,811	$7,724		$43,697	$7,916
December 31, 2022
Securities available for sale:
U.S. Treasury, agencies, and corporations	$494	$48		$8,920	$581		$9,414	$629
Agency residential collateralized mortgage obligations	3,114	377		13,317	3,370		16,431	3,747
Agency residential mortgage-backed securities	579	31		3,338	665		3,917	696
Agency commercial mortgage-backed securities	4,511	282		4,791	1,083		9,302	1,365
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,659	178		726	105		3,385	283
Agency residential mortgage-backed securities	165	16		—	—		165	16
Agency commercial mortgage-backed securities	2,243	208		—	—		2,243	208
Asset-backed securities	1	—	(b)	1,309	96		1,310	96
Other securities	10	—	(b)	4	—	(b)	14	—
Total securities in an unrealized loss position	$13,776	$1,140		$32,405	$5,900		$46,181	$7,040

(a)At September 30, 2023, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months.
(b)At December 31, 2022, gross unrealized losses totaled less than $1 million for asset-back securities and other securities held-to-maturity with a loss duration of less than 12 months. At December 31, 2022, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities held-to-maturity with a loss duration of 12 months or longer.

Based on our evaluation at September 30, 2023, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At September 30, 2023, securities available for sale and held-to-maturity securities totaling $37.8 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

September 30, 2023	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,468	$5,283	$895	$852
Due after one through five years	10,534	9,479	4,034	3,705
Due after five through ten years	18,634	14,964	2,628	2,329
Due after ten years	8,309	6,113	1,296	1,158
Total	$42,945	$35,839	$8,853	$8,044

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

At September 30, 2023, after taking into account the effects of bilateral collateral and master netting agreements, we had $18 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting agreements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $404 million and derivative liabilities of $1.7 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2023, and December 31, 2022. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	September 30, 2023			December 31, 2022
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount(e)	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$53,962	$34	$7	$41,200	$114	$3
Derivatives not designated as hedging instruments:
Interest rate	90,689	156	1,563	80,772	189	1,304
Foreign exchange	6,941	127	109	9,507	136	131
Commodity	14,749	891	870	16,176	1,328	1,304
Credit	159	—	3	95	1	3
Other (b)	2,034	14	8	940	13	5
Total derivatives not designated as hedging instruments:	114,572	1,188	2,553	107,490	1,667	2,747
Netting adjustments (c)	—	(800)	(846)	—	(757)	(1,262)
Net derivatives in the balance sheet	168,534	422	1,714	148,690	1,024	1,488
Other collateral (d)	—	(2)	(5)	—	—	(5)
Net derivative amounts	$168,534	$420	$1,709	$148,690	$1,024	$1,483

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of September 30, 2023, excess collateral that has not been offset against net derivative instrument positions totaled $168 million of cash collateral and $323 million of securities collateral posted as well as $34 million of cash collateral and $91 million of securities collateral held.
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
(e)Notional values as of September 30, 2023 reflect the impact of LIBOR transition and include $3.5 billion of short-dated LIBOR swaps which will mature prior to December 31, 2023

Fair value hedges. During the nine months ended September 30, 2023, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2023, and December 31, 2022, related to cumulative basis adjustments for fair value hedges.

	September 30, 2023
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,575	$(779)
Interest rate contracts	Securities Available for Sale(c)	8,169	126

	December 31, 2022
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,411	$(552)
Interest rate contracts	Securities Available for Sale(c)	405	48
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $6 million and $6 million at September 30, 2023, and December 31, 2022, respectively.
(c)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At September 30, 2023, and December 31, 2022, the amortized costs of the closed portfolios in these hedging relationships was $13 billion and $708 million, of which $7 billion and $405 million were designated in a portfolio layer hedging relationship. At September 30, 2023, and December 31, 2022, the cumulative basis adjustments associated with these amounts totaled $104 million and $48 million.

Cash flow hedges. During the nine-month period ended September 30, 2023, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2023, we expect to reclassify an estimated $588 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $4 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2023. As of September 30, 2023, the maximum length of time over which we hedge forecasted transactions is 4.27 years.

Additionally, refer to Note 22 (“Subsequent Events”) within this report for information regarding a subsequent event related to the termination of certain hedges.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2023, and September 30, 2022.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended September 30, 2023
Total amounts presented in the consolidated statement of income	$(351)	$1,593	$192	$141

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$3	$—	$(54)	$—
Recognized on derivatives designated as hedging instruments	(54)	—	63	—
Net income (expense) recognized on fair value hedges	$(51)	$—	$9	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(248)	$—	$2
Net income (expense) recognized on cash flow hedges	$—	$(248)	$—	$2

Three months ended September 30, 2022
Total amounts presented in the consolidated statement of income	$(146)	$1,134	$196	$154

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$359	$—	$(14)	$—
Recognized on derivatives designated as hedging instruments	(367)	—	16	—
Net income (expense) recognized on fair value hedges	$(8)	$—	$2	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(66)	$—	$2
Net income (expense) recognized on cash flow hedges	$(1)	$(66)	$—	$2

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees
Nine months ended September 30, 2023
Total amounts presented in the consolidated statement of income	$(975)	$4,645	$580	$406

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$226	$—	$(72)	$—
Recognized on derivatives designated as hedging instruments	(374)	—	93	—
Net income (expense) recognized on fair value hedges	$(148)	$—	$21	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(708)	$—	$3
Net income (expense) recognized on cash flow hedges	$(1)	$(708)	$—	$3

Nine months ended September 30, 2022
Total amounts presented in the consolidated statement of income	$(256)	$2,894	$557	$466

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$744	$—	$(341)	$—
Recognized on derivatives designated as hedging instruments	(710)	—	350	—
Net income (expense) recognized on fair value hedges	$34	$—	$9	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(3)	$16	$—	$9
Net income (expense) recognized on cash flow hedges	$(3)	$16	$—	$9

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and nine-month periods ended September 30, 2023, and September 30, 2022, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2023
Cash Flow Hedges
Interest rate	$(228)	Interest income — Loans	$(248)
Interest rate	12	Interest expense — Long-term debt	—
Interest rate	5	Investment banking and debt placement fees	2
Total	$(211)		$(246)
Three months ended September 30, 2022
Cash Flow Hedges
Interest rate	$(709)	Interest income — Loans	$(66)
Interest rate	3	Interest expense — Long-term debt	(1)
Interest rate	—	Investment banking and debt placement fees	2
Total	$(706)		$(65)

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2023
Cash Flow Hedges
Interest rate	$(584)	Interest income — Loans	$(708)
Interest rate	8	Interest expense — Long-term debt	(1)
Interest rate	5	Investment banking and debt placement fees	3
Total	$(571)		$(706)
Nine months ended September 30, 2022
Cash Flow Hedges
Interest rate	$(1,620)	Interest income — Loans	$16
Interest rate	7	Interest expense — Long-term debt	(3)
Interest rate	12	Investment banking and debt placement fees	9
Total	$(1,601)		$22

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2023, and September 30, 2022, and where they are recorded on the income statement.

	Three months ended September 30, 2023				Three months ended September 30, 2022
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	$—	$1	$9	$11	$—	$(2)	$9
Foreign exchange	13	—	—	13	12	—	—	12
Commodity	5	—	—	5	5	—	—	5
Credit	—	—	(12)	(12)	—	—	(17)	(17)
Other	—	1	6	7	—	4	30	34
Total net gains (losses)	$26	$1	$(6)	$23	$28	$4	$11	$43

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$33	$—	$—	$33	$37	$—	$6	$43
Foreign exchange	39	—	—	39	37	—	—	37
Commodity	19	—	—	19	13	—	—	13
Credit	2	—	(43)	(41)	1	—	(32)	(31)
Other	—	4	2	6	—	2	14	16
Total net gains (losses)	$93	$4	$(41)	$56	$88	$2	$(12)	$78

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $239 million was netted against derivative assets on the balance sheet at September 30, 2023, compared to $10 million of cash collateral netted against derivative assets at December 31, 2022. The cash collateral netted against derivative liabilities totaled $285 million at September 30, 2023, and $626 million at December 31, 2022. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	September 30, 2023	December 31, 2022
Interest rate	$126	$136
Foreign exchange	58	67
Commodity	463	820
Credit	—	—
Other	14	11
Derivative assets before collateral	661	1,034
Plus(Less): Related collateral	(239)	(10)
Total derivative assets	$422	$1,024

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2023, we had gross exposure of $474 million to broker-dealers and banks. We had net exposure of $32 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $6 million at September 30, 2023. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At September 30, 2023, we had gross exposure of $470 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $391 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $3 million as of September 30, 2023, and $2 million as of December 31, 2022. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2022 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2023, and December 31, 2022. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2023			December 31, 2022
Dollars in millions	Notional Amount(a)	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$—	4.06	2.47%	$1	15.17	5.10%
Total credit derivatives sold	$—	—	—	$1	—	—

(a)Notional amounts as of September 30, 2023 totaled less than $1 million

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2023, KeyBank’s rating was “A3” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	September 30, 2023	December 31, 2022
Net derivative liabilities with credit-risk contingent features	$(263)	$(612)
Collateral posted	255	534

As of September 30, 2023, and December 31, 2022, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2023.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2023	2022	2023	2022
Balance at beginning of period	$627	$647	$653	$634
Servicing retained from loan sales	40	26	66	78
Purchases	8	9	18	32
Amortization	(30)	(31)	(92)	(93)
Temporary (impairments) recoveries	—	—	—	—
Balance at end of period	$645	$651	$645	$651
Fair value at end of period	$871	$942	$871	$942

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2023, and September 30, 2022, along with the valuation techniques, are shown in the following table:

Dollars in millions		September 30, 2023			September 30, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	0.98%	2.00%	1.08%
	Residual cash flows discount rate	7.44%	10.50%	10.13%	8.43%	10.17%	9.52%
	Escrow earn rate	5.48%	5.61%	5.49%	3.69%	3.97%	3.87%
	Loan assumption rate	—%	2.13%	1.96%	—%	1.50%	1.19%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $234 million for the nine-month period ended September 30, 2023, and $219 million for the nine-month period ended September 30, 2022. This fee income was offset by $92 million of amortization for the nine-month period ended September 30, 2023, and $93 million for the nine-month period ended September 30, 2022. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2023	2022	2023	2022
Balance at beginning of period	$106	$104	$106	$93
Servicing retained from loan sales	4	4	8	21
Purchases	—	—	—	—
Amortization	(3)	(3)	(7)	(10)
Temporary (impairments) recoveries	—	—	—	1
Balance at end of period	$107	$105	$107	$105
Fair value at end of period	$137	$127	$137	$127

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2023, and September 30, 2022, along with the valuation techniques, are shown in the following table:

		September 30, 2023			September 30, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	5.24%	36.95%	6.87%	7.05%	44.74%	8.09%
	Discount rate	6.50%	8.75%	6.59%	7.50%	8.53%	7.53%
	Servicing cost	$70.00	$4,332	$74.70	$62.00	$4,375	$66.59
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

The amortization of servicing assets for September 30, 2023, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $25 million for the nine-month period ended September 30, 2023, and $27 million for the nine-month period ended September 30, 2022. This fee income was offset by $7 million of amortization for the nine-month period ended September 30, 2023, and $10 million for the nine-month period ended September 30, 2022. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2023	2022	2023	2022
Sales-type and direct financing leases
Interest income on lease receivable	$19	$16	$58	$47
Interest income related to accretion of unguaranteed residual asset	3	3	10	11
Interest income on deferred fees and costs	2	—	2	—
Total sales-type and direct financing lease income	$24	$19	$70	$58
Operating leases
Operating lease income related to lease payments	$19	$25	$65	$81
Other operating leasing gains	3	(6)	5	(2)
Total operating lease income and other leasing gains	22	19	70	79
Total lease income	$46	$38	$140	$137

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

The carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT SEPTEMBER 30, 2022	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2022	$1,819	$933	$2,752
BALANCE AT SEPTEMBER 30, 2023	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 149 of our 2022 Form 10-K.

LIHTC and NMTC investments. We had $2.1 billion and $1.9 billion of investments in LIHTC operating partnerships at September 30, 2023, and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2023, and December 31, 2022, we had liabilities of $1.1 billion and $957 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2023, and December 31, 2022. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 149 of our 2022 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2023
LIHTC investments	$8,758	$3,839	$2,565
December 31, 2022
LIHTC investments	$8,227	$3,091	$2,370

We had $31 million and $12 million in NMTC investments at September 30, 2023 and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the nine months ended September 30, 2023, we recognized $163 million of amortization, $151 million of tax credits and $39 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the nine months ended September 30, 2022, we recognized $142 million of amortization, $138 million of tax credits and $34 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $17 million and $34 million at September 30, 2023, and December 31, 2022, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2023, and December 31, 2022.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2023
Indirect investments	$2,723	$74	$18
December 31, 2022
Indirect investments	$6,636	$90	$43

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2023, and December 31, 2022, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2023, and December 31, 2022, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 125 and in Note 13 (“Variable Interest Entities “) beginning on page 149 of our 2022 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at September 30, 2023, and December 31, 2022. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of September 30, 2023, $871 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 151 of our 2022 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
September 30, 2023
Other unconsolidated VIEs	$1,291	$1
December 31, 2022
Other unconsolidated VIEs	$1,798	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 17.8% for the third quarter of 2023 and 18.7% for the third quarter of 2022. The effective tax rates are less than our combined federal and state statutory tax rate of 23.9%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and tax credits associated with low-income housing investments.

Deferred Taxes

At September 30, 2023, we had a net deferred tax asset of $2.2 billion, compared to a net deferred tax asset of $2.0 billion at December 31, 2022, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $12 million at September 30, 2023, and $11 million at December 31, 2022. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At September 30, 2023, Key’s unrecognized tax benefits were $45 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2023, and December 31, 2022, approximately $360 million and $434 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 105 our 2022 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 154 of our 2022 Form 10-K.

The following table summarizes our securities financing agreements at September 30, 2023, and December 31, 2022:

	September 30, 2023				December 31, 2022
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(2)	$(1)	$—	$8	$(8)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$3	$(2)	$(1)	$—	$8	$(8)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$43	$(2)	$(41)	$—	$71	$(8)	$(63)	$—
Total	$43	$(2)	$(41)	$—	$71	$(8)	$(63)	$—

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

As of September 30, 2023, assets pledged as collateral against repurchase agreements totaled $43 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At September 30, 2023, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $41 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 157 of our 2022 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2023	2022	2023	2022
Interest cost on PBO	$11	$7	$33	$20
Expected return on plan assets	(11)	(7)	(32)	(20)
Amortization of losses	3	4	8	11
Settlement loss	—	—	—	—
Net pension cost	$3	$4	$9	$11

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)(d)	Common Stock	Principal Amount of Debentures, Net of Discount (b)(d)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2023
KeyCorp Capital I	$156	$6	$162	6.273%	2028
KeyCorp Capital II	84	4	88	6.875	2029
KeyCorp Capital III	109	4	113	7.750	2029
HNC Statutory Trust III	21	1	22	7.039	2035
HNC Statutory Trust IV	18	1	19	6.911	2037
Willow Grove Statutory Trust I	20	1	21	6.981	2036
Westbank Capital Trust II	8	—	8	7.849	2034
Westbank Capital Trust III	8	—	8	7.849	2034
Total	$424	$17	$441	6.929%	—

December 31, 2022	$433	$17	$450	5.321%	—

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
(c)The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. The trust preferred securities issued by KeyCorp Capital I, HNC Statutory Trust III, HNC Statutory Trust IV, Willow Grove Statutory Trust I, Westbank Capital Trust II, and Westbank Capital Trust III have a floating interest rate, equal to three-month CME term SOFR plus 26.161 basis points, that reprices quarterly. The total interest rates are weighted-average rates.
(d)Certain trust preferred securities include basis adjustments related to fair value hedges totaling $8 million at September 30, 2023, and $17 million at December 31, 2022. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

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

Record-Keeping Investigation. The Company’s broker-dealer and investment advisory subsidiaries are cooperating with an investigation by the SEC concerning compliance with certain record-keeping requirements relating to business communications transmitted on unapproved electronic communications platforms. The Company is currently engaged in settlement negotiations with the SEC regarding this matter, the results of which the Company anticipates will not have a material adverse effect on its financial condition. The SEC has conducted similar inquiries into recordkeeping practices at other financial institutions.

Gurevitch Litigation. On August 4, 2023, a putative class action, Gurevitch v. KeyCorp et al., was filed against KeyCorp and certain of its current and former executives in the United States District Court for the Northern District of Ohio. The named plaintiff seeks to represent a national class of individuals who purchased or acquired KeyCorp securities from February 2020 to June 2023 and who were allegedly harmed by certain disclosures relating to KeyCorp’s liquidity, operations, and prospects. On September 25, 2023, the named plaintiff and defendants stipulated and the court agreed, among other things, to postpone the date by which KeyCorp must respond to the complaint until after the court appoints a lead plaintiff and counsel and they have prepared an amended or consolidated complaint. At this stage of the proceedings it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2023. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 113 of our 2022 Form 10-K.

September 30, 2023	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,400	$85
Recourse agreement with FNMA	7,400	88
Residential mortgage reserve	3,321	12
Written put options (a)	3,429	188
Total	$18,550	$373

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2023, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 166 of our 2022 Form 10-K.

Standby letters of credit. At September 30, 2023, our standby letters of credit had a remaining weighted-average life of 1.5 years, with remaining actual lives ranging from less than 1 year to 11.2 years.

Recourse agreement with FNMA. At September 30, 2023, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.1 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $23.9 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31.0% of the principal balance of loans outstanding at September 30, 2023. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $88 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At September 30, 2023, the unpaid principal balance outstanding of loans sold by us in this program was $11.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2023.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $12 million at September 30, 2023. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. At September 30, 2023, our written put options had an average life of 1.6 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2023, and September 30, 2022, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	(509)	(376)	—	(885)
Amounts reclassified from AOCI, net of income taxes (a)	—	537	4	541
Net current-period other comprehensive income, net of income taxes	(509)	161	4	(344)
Balance at September 30, 2023	$(5,404)	$(963)	$(272)	$(6,639)

Balance at June 30, 2023	$(4,736)	$(1,035)	$(273)	$(6,044)
Other comprehensive income before reclassification, net of income taxes	(668)	(115)	—	(783)
Amounts reclassified from AOCI, net of income taxes (a)	—	187	1	188
Net current-period other comprehensive income, net of income taxes	(668)	72	1	(595)
Balance at September 30, 2023	$(5,404)	$(963)	$(272)	$(6,639)

Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(4,380)	(1,281)	(1)	(5,662)
Amounts reclassified from AOCI, net of income taxes (a)	—	(17)	8	(9)
Net current-period other comprehensive income, net of income taxes	(4,380)	(1,298)	7	(5,671)
Balance at September 30, 2022	$(4,783)	$(1,210)	$(264)	$(6,257)

Balance at June 30, 2022	$(3,167)	$(733)	$(266)	$(4,166)
Other comprehensive income before reclassification, net of income taxes	(1,616)	(527)	(1)	(2,144)
Amounts reclassified from AOCI, net of income taxes (a)	—	50	3	53
Net current-period other comprehensive income, net of income taxes	(1,616)	(477)	2	(2,091)
Balance at September 30, 2022	$(4,783)	$(1,210)	$(264)	$(6,257)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2023, and September 30, 2022, are as follows:

	Three months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2023	2022
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(248)	$(66)	Interest income — Loans
Interest rate	—	(1)	Interest expense — Long-term debt
Interest rate	2	2	Investment banking and debt placement fees
	(246)	(65)	Income (loss) from continuing operations before income taxes
	(59)	(15)	Income taxes
	$(187)	$(50)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(4)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	—	Other expense
	(3)	(4)	Income (loss) from continuing operations before income taxes
	(2)	(1)	Income taxes
	$(1)	$(3)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2023	2022
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(708)	$16	Interest income — Loans
Interest rate	(1)	(3)	Interest expense — Long-term debt
Interest rate	3	9	Investment banking and debt placement fees
	(706)	22	Income (loss) from continuing operations before income taxes
	(169)	5	Income taxes
	$(537)	$17	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(11)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(7)	(10)	Income (loss) from continuing operations before income taxes
	(3)	(2)	Income taxes
	$(4)	$(8)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. This authorization expired as of September 30, 2023. During the third quarter of 2023, Key repurchased less than $1 million of shares related to equity compensation programs. We did not complete any open market share repurchases in the third quarter of 2023.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the third quarter of 2023.

Preferred Stock

The following table summarizes our preferred stock at September 30, 2023.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2023 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	600,000	1	1,000	1/40th	25	.387500

20. Business Segment Reporting

The following is description of the segments and their primary businesses at September 30, 2023.

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2023, and September 30, 2022. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2023	2022	2023	2022	2023	2022	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$548	$618	$430	$484	$(55)	$101	$923	$1,203
Noninterest income	243	259	360	394	40	30	643	683
Total revenue (TE) (a)	791	877	790	878	(15)	131	1,566	1,886
Provision for credit losses	14	37	68	74	(1)	(2)	81	109
Depreciation and amortization expense	21	22	21	28	13	18	55	68
Other noninterest expense	656	653	410	423	(11)	(38)	1,055	1,038
Income (loss) from continuing operations before income taxes (TE)	100	165	291	353	(16)	153	375	671
Allocated income taxes and TE adjustments	24	40	65	66	(16)	25	73	131
Income (loss) from continuing operations	76	125	226	287	—	128	302	540
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	2	1	2
Net income (loss)	76	125	226	287	1	130	303	542
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$76	$125	$226	$287	$1	$130	$303	$542

AVERAGE BALANCES (b)
Loans and leases	$42,250	$42,568	$74,951	$71,464	$426	$386	$117,627	$114,418
Total assets (a)	45,078	45,659	85,274	81,899	61,989	60,634	192,341	188,192
Deposits	83,863	90,170	54,896	52,272	6,066	1,787	144,825	144,229
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$36	$17	$35	$27	$—	$(1)	$71	$43
Return on average allocated equity (b)	8.48%	14.26%	8.64%	12.29%	(3.97)%	27.13%	8.69%	14.66%
Return on average allocated equity	8.48	14.26	8.64	12.29	(7.93)	27.55	8.72	14.71
Average full-time equivalent employees (c)	7,684	8,182	2,531	2,535	7,451	7,190	17,666	17,907
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other			Total Key
Dollars in millions	2023	2022	2023	2022	2023		2022	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,718	$1,775	$1,367	$1,377	$(70)		$175	$3,015	$3,327
Noninterest income	716	769	1,072	1,192	72		86	1,860	2,047
Total revenue (TE) (a)	2,434	2,544	2,439	2,569	2		261	4,875	5,374
Provision for credit losses	106	88	283	152	(2)		(3)	387	237
Depreciation and amortization expense	63	65	67	89	46		53	176	207
Other noninterest expense	1,940	1,960	1,210	1,186	36		(99)	3,186	3,047
Income (loss) from continuing operations before income taxes (TE)	325	431	879	1,142	(78)		310	1,126	1,883
Allocated income taxes and TE adjustments	78	104	184	224	(35)		38	227	366
Income (loss) from continuing operations	247	327	695	918	(43)		272	899	1,517
Income (loss) from discontinued operations, net of taxes	—	—	—	—	3		6	3	6
Net income (loss)	247	327	695	918	(40)		278	902	1,523
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$247	$327	$695	$918	$(40)	(d)	$278	$902	$1,523

AVERAGE BALANCES (b)
Loans and leases	$42,754	$40,697	$76,173	$68,016	$444		$431	$119,371	$109,144
Total assets (a)	45,588	43,801	86,075	78,536	61,560		62,452	193,223	184,789
Deposits	83,663	91,063	52,855	54,768	7,198		1,435	143,716	147,266
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$93	$62	$76	$59	(1)		(1)	$168	$120
Return on average allocated equity (b)	9.13%	12.20%	8.94%	13.70%	(623.93)%		13.40%	8.58%	13.29%
Return on average allocated equity	9.13	12.20	8.94	13.70	(579.37)		13.70	8.61	13.35
Average full-time equivalent employees (c)	7,868	8,069	2,512	2,453	7,500		6,955	17,880	17,477
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2023, and September 30, 2022. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended September 30, 2023			Three months ended September 30, 2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$104	$16	$120	$99	$19	$118
Investment banking and debt placement fees	—	70	70	—	102	102
Services charges on deposit accounts	41	28	69	56	36	92
Cards and payments income	43	42	85	42	20	62
Other noninterest income	3	—	3	3	—	3
Total revenue from contracts with customers	$191	$156	$347	$200	$177	$377

Other noninterest income (a)			$256			$276
Noninterest income from Other(b)			40			30
Total noninterest income			$643			$683

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

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$306	$50	$356	$307	$58	$365
Investment banking and debt placement fees	—	261	261	—	316	316
Services charges on deposit accounts	121	84	205	170	109	279
Cards and payments income	136	107	243	120	49	169
Other noninterest income	9	—	9	8	—	8
Total revenue from contracts with customers	$572	$502	$1,074	$605	$532	$1,137
Other noninterest income (a)			$714			$824
Noninterest income from Other(b)			72			86
Total noninterest income			$1,860			$2,047
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

We had no material contract assets or contract liabilities as of September 30, 2023, and September 30, 2022.

22. Subsequent Events

We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Swap terminations. On October 11, 2023, we terminated $7.5 billion in notional value of received fixed swaps set to mature through 2024. The swaps were used to hedge interest rate risk by converting floating-rate commercial loan interest receipts to fixed-rate. The termination of the swaps was performed to reduce exposure to higher rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. The terminated swaps were associated with $265 million in losses in AOCI as of the date of termination, which will be recognized in earnings over the next five quarters as noted in the table below.

Dollars in millions	Losses to be recognized from OCI into Income
Period of Recognition
2023 Fourth Quarter	$82
2024 First Quarter	78
2024 Second Quarter	55
2024 Third Quarter	36
2024 Fourth Quarter	14
Total	$265

Long-term debt redemption. On October 27, 2023, we redeemed $750 million of fixed-to-floating rate senior bank notes and $350 million of floating rate senior bank notes originally due January 3, 2024. The redemption of the debt was performed to reduce exposure to higher rates and reduce overall interest expense. The redemption resulted in an immaterial loss on extinguishment.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2023, the related consolidated statements of income, comprehensive income, and changes in equity for the three- and nine-month periods ended September 30, 2023 and 2022, the related consolidated statement of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 2, 2023

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

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. This authorization expired as of September 30, 2023. During the third quarter of 2023, Key repurchased less than $1 million of shares related to equity compensation programs.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2023. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and nine months ended September 30, 2023.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
July 1 - 31	70	9.87	70	673,254,305
August 1 - 31	8,976	11.81	8,976	673,148,256
September 1 -30	1,334	10.94	1,334	—	(b)
Total	10,380	$11.69	10,380

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the third quarter of 2023.
(b)Our share purchase authorization expired as of September 30, 2023.

Item 5.    Other Information

(b) On September 21, 2023, KeyCorp’s Board of Directors approved the amendment and restatement of KeyCorp’s Regulations (as amended and restated, the “Fourth Amended and Restated Regulations”), which became effective immediately upon adoption. The Board adopted the Fourth Amended and Restated Regulations primarily to update certain procedural requirements in accordance with the universal proxy rules recently adopted by the SEC. Specifically, in addition to other ministerial changes, the Fourth Amended and Restated Regulations:

•update certain procedural mechanics and disclosure requirements for shareholder nominations of directors and submissions of proposals for other business made in connection with annual and special meetings of shareholders, including to address rules related to the use of universal proxy cards adopted by the SEC under Rule 14a-19 promulgated under the Securities Exchange Act of 1934, as amended; and

•require shareholders directly or indirectly soliciting proxies from other shareholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board.

(c) No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended September 30, 2023, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

3.1	Fourth Amended and Restated Regulations of KeyCorp, effective September 21, 2023.
15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2022. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

November 2, 2023	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)