Form 10-K
period 2023-12-31
KEYCORP /NEW/
filed 2024-02-22
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previous issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Registrant was $8,646,175,313 (based on the June 30, 2023, closing price of KeyCorp Common Shares of $9.24 as reported on the New York Stock Exchange). As of February 20, 2024, there were 933,841,692 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•geopolitical destabilization;
•deterioration of asset quality and an increase in credit losses;
•labor shortages and supply chain constraints, as well as the impact of inflation;
•the extensive regulation of the U.S. financial services industry;
•complex and evolving laws and regulations regarding privacy and cybersecurity;
•changes in accounting policies, standards, and interpretations;
•operational or risk management failures by us or critical third parties;
•breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
•negative outcomes from claims, litigation, investigations, or governmental proceedings;
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
•the soundness of other financial institutions, including instability in the financial industry;
•impairment of goodwill;
•our ability to manage our reputational risks, including ESG-related risks;
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
•We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business, which are accounted for as discontinued operations.
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

The acronyms and abbreviations identified below are used throughout this report, including in the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

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
KBCM: KeyBanc Capital Markets, Inc.
KBING: Key Business Impact and Networking Groups.
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
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2023 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $188.3 billion at December 31, 2023. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2023, these services were provided across the country through KeyBank’s 959 full-service retail banking branches and a network of 1,217 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, including our national digital bank, Laurel Road, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 25 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

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

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, public finance, commercial payments, equipment finance, and commercial mortgage banking. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

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

Competition

The market for banking and related financial services is highly competitive. Key competes with other providers of financial services, such as BHCs, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, national, and global institutions that offer financial services. Some of our competitors are larger and may have more financial resources, while some of our competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services. For more information on competition and related risks, see Item 1A. Risk Factors - “ We operate in a highly competitive industry.” Mergers and acquisitions have also led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services as we see competitors enter some of our markets or offer similar products. We compete by offering quality products and innovative services at competitive prices, and by maintaining our product and service offerings to keep pace with customer preferences and industry standards.

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

Competitive Rewards

We make investments to hire and retain the people we need to serve our customers and communities and regularly review our pay practices to reflect changing market and economic conditions. We have steadily increased our starting minimum wage since 2015, and as of December 31, 2023, 98% of employees earned $18 or more per hour, with 89% of employees earning $20 or more per hour. We have made other compensation adjustments in response to market trends, competitive pressures, and a dynamic market for talent.

These investments include a comprehensive and competitive total rewards program, representing our investment in our teammates’ collective success and reflecting our commitment to helping them thrive. Key’s benefits offerings include employee health and welfare plans, a 401(k) plan with competitive matching contributions (dollar for dollar, up to the first 7% of eligible pay contributed on a per pay period basis for eligible employees), up to ten weeks of paid parental leave, a Discounted Stock Purchase Plan, wellness incentives, and a lifestyle reimbursement account program for covered expenses related to health, mental wellness, family needs, and finances.

Teammates can also participate in a variety of company-sponsored volunteer and giving opportunities, including Neighbors Make the Difference Day, our national employee volunteer day, and the Employee Matching Gift Program, which offers eligible employees the opportunity to support qualified nonprofit organizations and multiply their contributions through the KeyBank Foundation.

We have a pay-for-performance culture that is guided by the following three principles:

•Pay decisions are based on Key’s performance, business unit performance, and individual performance.
•We deliver pay in a way that balances short-term and long-term financial performance objectives and aligns to shareholder value creation.
•We support sustainable performance with policies that focus on prudent risk-taking and the balance between risk and reward.

We design our compensation programs to balance risk and reward and align with the guidance of our regulators, and we regularly monitor these programs to remain within our risk tolerances. We subject all discretionary incentives paid to our employees to a robust risk adjustment process that begins before grant and extends beyond payment.

Career Development and Growth

We invest in our teammates’ growth and professional development through a variety of internal networking groups, including our twelve Key Business Impact and Networking Groups (“KBINGs”), formal and informal mentoring programs, including Key’s enterprise-wide formal mentoring program, MentorMe at Key, and a suite of leadership development programs. We also offer employees the opportunities to develop and enhance their skills through formal learning curricula and to obtain tuition reimbursement for eligible collegiate or post-collegiate education and relevant certifications.

Creating a Fair and Inclusive Culture

Key’s purpose is to help our clients, colleagues, and communities thrive. We remain committed to attracting a talented and diverse workforce and supplier base that represents the clients and communities we serve. In 2023, we continued to focus on increasing minority representation in management and leadership roles, expanding our overall recruiting focus, developing diverse candidate pipelines, increasing supplier diversity, providing mentorship opportunities, offering implicit bias training, and leveraging our KBINGs to strengthen both engagement and inclusion.

In addition, we are committed to pay equity as a foundational element of our culture. As of February 2023, at KeyBank women earn on average more than 99% of what their male teammates earn, and people of color earn on average more than 99% of what their white teammates earn, after taking into account an employee’s job. Our analysis is based on total compensation (base salary and all discretionary incentives) covering all teammates eligible for a discretionary incentive, other than our Executive Leadership Team whose pay is set by our Board of Directors. Our pay equity and parity measures are evaluated annually, and we engage third-party partners to consult on our pay equity analysis and practices as needed. More information about our commitment to pay equity and our commitment to increasing diversity is available at www.key.com/about/diversity/pay-equity-commitment.html.

As of December 31, 2023, our overall workforce was 57.8% female. In addition, as of December 31, 2023, our workforce was also 74.9% White, 9.0% Black/African American, 7.0% Hispanic/Latino, 6.4% Asian and 2.7% other. Our Board of Directors is 46% diverse (six of our 13 total Directors are diverse, with four women, one of whom is also a minority, and two male minorities) and our Executive Leadership Team is 42% diverse (four women and one minority out of 12 total executives).

For more information about our diversity and inclusion efforts, a more detailed breakdown of employee diversity by EEO-1 categories, and information about how we work every day and in every way to help our clients, colleagues, and communities thrive, please see our website and our annual Environmental, Social, and Governance report at https://www.key.com/about/diversity/diversity-and-inclusion.html.

Key’s Workforce

Key had an average of 17,692 full time equivalent employees in 2023. As of December 31, 2023, a total of 17,333 full-time and part-time employees worked in the following regions, which are generally aligned to the regions Key uses for its retail branch banking network:

Region	Employee Count
East	12,459
West	2,322
All Other	2,552

We invest significant time and resources in creating an attractive work environment and competitive total rewards package that attracts and retains top talent. Key’s annualized rate for voluntary turnover as of December 31, 2023, was 14.6%, lower than our annualized voluntary turnover rate for 2022, which was 18.0%, and lower than our previous five year historical average of 16.8%.

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

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2023, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. On January 1, 2024, Darrin J. Benhart became Chief Risk Officer. Because Darrin Benhart and James Waters have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Victor B. Alexander (44) - Mr. Alexander has been KeyCorp’s Head of Consumer Bank and an executive officer of KeyCorp since January 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020 and Treasurer from July 2017 to October 2018.

Darrin L. Benhart (58) - Mr. Benhart became Chief Risk Officer and an executive officer of KeyCorp on January 1,
2024. Prior to that time, he served as Deputy Chief Risk Officer and Head of Enterprise Risk Management from
August 2023 to December 2023 and Chief Enterprise Risk Officer from July 2022 to August 2023. Prior to July
2022, he served as a National Bank Examiner with the OCC from March 1992 to March 2022.

Amy G. Brady (57) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Trina M. Evans (59) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. She became an executive officer of KeyCorp in March 2013.

Kenneth C. Gavrity (47) - Mr. Gavrity has been Head of Commercial Bank since November 2023 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Gavrity served as Head of Enterprise Payments from January 2019 to November 2023 and Head of Commercial Payments from 2016 to 2019.

Christopher M. Gorman (63) - Mr. Gorman has been Chairman, Chief Executive Officer, and President of KeyCorp since May 1, 2020. Mr. Gorman previously served as President and Chief Operating Officer from September 2019 to May 2020 and President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He became an executive officer of KeyCorp in 2010.

Clark H.I. Khayat (52) - Mr. Khayat has been Chief Financial Officer since March 2023 and an executive officer since September 2018. Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018 and served in that role until March 2023. Mr. Khayat had previously served as Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016.

Allyson M. Kidik (44) - Ms. Kidik has been the Chief Risk Review Officer and General Auditor and an executive officer of KeyCorp since July 2022. Ms. Kidik previously served as Senior Deputy General Auditor from 2018 to 2022 and Deputy General Auditor from 2015 to 2018.

Angela G. Mago (58) - Ms. Mago has served as the Chief Human Resources Officer since November 2023. She previously served as Head of Commercial Bank from May 2019 to November 2023 and Co-Head of Key Corporate Bank from 2016 to May 2019. She became an executive officer of KeyCorp in 2016.

Mark W. Midkiff (61) - On December 31, 2023, Mr. Midkiff was Chief Risk Officer and an executive officer of KeyCorp since January 2018.

Andrew J. Paine III (54) - Mr. Paine has been the Head of Institutional Bank since 2019. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. He became an executive officer of KeyCorp in 2016.

Douglas M. Schosser (53) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015.

Jaime Warder (50) - Mr. Warder has been Head of Digital Banking since January 2019 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Warder served as Head of Business Banking and Investment Services from 2017 to 2019.

James L. Waters (57) - Mr. Waters became the General Counsel and Secretary and an executive officer of KeyCorp in July 2021. From 2018 to 2021, he served as General Counsel and Corporate Secretary of Cullen/Frost Bankers, Inc., a financial holding company. Prior to 2018, he was a partner of the law firm Haynes and Boone, LLP.

Supervision and Regulation
The regulatory framework applicable to BHCs and banks is intended primarily to protect consumers, the DIF, taxpayers and the banking system as a whole, rather than to protect the security holders and creditors of financial services companies. Comprehensive reform of the legislative and regulatory environment for financial services companies occurred in 2010 and remains ongoing, with additional reforms expected following the bank failures that occurred in early 2023. We cannot predict changes in applicable laws, regulations or regulatory agency policies, but any such changes may materially affect our business, financial condition, results of operations, or access to liquidity or credit.
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
As an FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2023, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.
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

KeyCorp and KeyBank are subject to regulatory capital requirements implemented by the U.S. banking agencies that are based largely on Basel III (“Regulatory Capital Rules”). Consistent with the international framework, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in tier 1 and tier 2 capital; establish a minimum Common Equity Tier 1 capital ratio requirement of 4.5% and capital buffers to absorb losses during periods of financial stress while allowing an institution to provide credit intermediation as it would during a normal economic environment; and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp or KeyBank. However, some of those additional requirements will apply to KeyCorp and KeyBank if proposed revisions to the Regulatory Capital Rules are adopted. The proposed revisions to the Regulatory Capital Rules are discussed below under the heading “Recent regulatory capital-related developments.” For purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach” banking organizations.
Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2023, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in the following table.
Minimum Capital Ratios and KeyCorp Ratios Under Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp December 31, 2023 (c)
Common Equity Tier 1	4.50%	2.50%	7.00%	10.02%
Tier 1 Capital	6.00	2.50	8.50	11.67
Total Capital	8.00	2.50	10.50	14.15
Leverage (a)	4.00	N/A	4.00	9.03
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplementary leverage ratio requirement, which became effective January 1, 2018. However, KeyCorp will be subject to the supplementary leverage ratio if proposed revisions to the Regulatory Capital Rules discussed below are adopted.
(b)Stress capital buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules. However, KeyCorp will be subject to the countercyclical capital buffer if proposed revisions to the Regulatory Capital Rules discussed below are adopted.
(c)Ratios reflect the five-year transition of CECL impacts on regulatory ratios.

Revised prompt corrective action framework

The federal prompt corrective action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the United States, the Regulatory Capital Rules also revised the PCA capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank, with an effective date of January 1, 2015. The Revised PCA framework table below identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Prompt Corrective Action Framework.

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
(b)As a standardized approach banking organization, KeyBank is not subject to the 3% supplementary leverage ratio requirement, which became effective January 1, 2018. However, KeyCorp will be subject to the supplementary leverage ratio if proposed revisions to the Regulatory Capital Rules discussed below are adopted.
As of December 31, 2023, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

In December 2017, the Basel Committee released its final revisions to Basel III. The revisions seek to restore credibility in the calculation of risk-weighted assets and improve the comparability of regulatory capital ratios across banking organizations by: (1) enhancing the robustness and risk-sensitivity of the standardized approach for credit risk, credit valuation adjustment, and operational risk; (2) constraining the use of internal models by placing limits on certain inputs used to calculate capital requirements under the internal ratings-based approach for credit risk (used by advanced approaches banking organizations) and removing the ability to use an internal model for purposes of determining the capital charge for CVA risk and operational risk; (3) introducing a leverage ratio buffer to further limit the leverage of global systemically-important banks; and (4) replacing the existing Basel II output floor with a more robust, risk-sensitive floor based on the Basel III standardized approach.

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. On August 20, 2020, the federal banking agencies issued a final rule that gives banking organizations that adopt CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. This is in addition to the three-year transition period already in place, resulting in an optional five-year transition.

Key elected to adopt CECL as planned in the first quarter of 2020 and exercised the option to use a five-year transition to measure CECL’s effects on regulatory capital.

On July 27, 2023, the federal banking agencies issued a proposal (the “Capital Proposal”) that would make significant changes to the Regulatory Capital Rules applicable to banking organizations with total assets of $100 billion or more and their depository institution subsidiaries (“Large Banking Organizations”) (including KeyCorp and KeyBank) and banking organizations with significant trading activity. This proposal would implement the final elements of the Basel III capital framework and make other changes to the Regulatory Capital Rules in response to the bank failures that occurred in 2023. The Capital Proposal would establish a new framework for calculating risk-weighted assets (the “expanded risk-based approach”) that would apply to Large Banking Organizations. The expanded risk-based approach would include a new more risk-sensitive standardized approach for measuring credit risk and operational risk. It would also include new standardized approaches for measuring market risk and credit valuation adjustment risk but would allow the use of internal models for market risk in certain circumstances with regulatory approval. Under the Capital Proposal, a Large Banking Organization would be required to calculate its risk-based capital ratios under both the expanded risk-based approach and the current standardized approach and would use the lower of the two. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the existing standardized approach produces the lower ratio.

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

The expanded total risk-weighted assets calculation used in the expanded risk-based approach would be phased in over a three-year period starting on July 1, 2025. For Category III and IV banking organizations, the requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period starting on July 1, 2025. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule, which is expected to be on or about July 1, 2025. Comments on this proposal were due by January 16, 2024.

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

Consistent with the Basel III LCR, the final rules implementing the Basel III LCR for U.S. banking organizations (the “Liquidity Coverage Rules”) established a minimum LCR for certain internationally active bank and nonbank financial companies (excluding KeyCorp), and a modified version of the LCR (“Modified LCR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp). Under the Liquidity Coverage Rules, KeyCorp was required to calculate a Modified LCR on a monthly basis and was required to satisfy a minimum Modified LCR requirement of 100%. KeyBank was not subject to the LCR or the Modified LCR under the Liquidity Coverage Rules.

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

EGRRCPA, enacted on May 24, 2018, raised the asset threshold above which the Federal Reserve is required to apply EPSs to BHCs from $50 billion to $250 billion. EGRRCPA gave the Federal Reserve the authority to continue to apply EPSs to any BHCs having at least $100 billion but less than $250 billion in total consolidated assets (like KeyCorp) if it determines that the application of the EPS is appropriate to prevent or mitigate risks to financial stability or to promote the safety and soundness of the BHC or BHCs, taking into consideration the BHC’s or BHCs’ capital structure, riskiness, complexity, financial activities, size, and other relevant factors.

As a result of the Federal Reserve’s implementation of certain of the EPSs, KeyCorp is subject to requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, the monitoring of liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, a liquidity buffer, and liquidity risk management requirements, including requirements that apply to the board of directors, the risk committee, senior management, and the independent review function.

Final rules related to the implementation of EGRRCPA (“Tailoring Rules”) became effective on December 31, 2019. The Tailoring Rules established four risk-based categories of banking organizations with $100 billion or more in total consolidated assets and applied tailored regulatory requirements to each respective category. Based on Key’s analysis of the Tailoring Rules, KeyCorp falls within the least restrictive of those categories (“Category IV Firms”).

Under one of the Tailoring Rules, Category IV Firms with weighted short-term wholesale funding of less than $50 billion will not be subject to a reduced LCR. KeyCorp does not meet the $50 billion threshold and is not subject to the reduced LCR or an LCR public disclosure requirement.

Under another Tailoring Rule, Category IV Firms (like KeyCorp) are required to conduct internal liquidity stress tests quarterly and are subject to simplified liquidity risk management requirements. Category IV Firms are still required to maintain a liquidity buffer that is sufficient to meet the projected net stressed cash-flow need over a 30-day planning horizon under the firm’s internal liquidity stress test and remain subject to monthly tailored FR 2052a liquidity reporting requirements.

Under the final rules adopted by the federal banking agencies to implement the Basel III NSFR for U.S. banking organizations, certain banking organizations with more than $100 billion in total assets must maintain minimum amounts of stable funding to support their assets, commitments, and derivatives exposures over a one-year time horizon. Under the rules, Key, as a Category IV firm with average weighted short-term wholesale funding of less than $50 billion, is not subject to an NSFR requirement.

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

The Federal Reserve has conducted a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenues, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline and severely adverse scenarios, that are determined by the Federal Reserve. KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank has only had to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC. KeyCorp has been required to report the results of its mid-cycle stress test to the Federal Reserve.

Under one of the Tailoring Rules, KeyCorp is no longer required to conduct and publicly disclose the results of company-run stress tests and is subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year. In 2020 and again in 2022, KeyCorp was required to participate in the Federal Reserve’s CCAR process and was subject to a supervisory stress test conducted by the Federal Reserve. In 2024, KeyCorp will again be required to participate in the Federal Reserve’s CCAR process and will be subject to a supervisory stress test conducted by the Federal Reserve.

Since the adoption of a final rule by the federal banking agencies in October 2019, KeyBank is no longer required to conduct annual company-run stress tests. Also, this final rule removes the “adverse” scenario as a required scenario for all stress testing requirements applicable to BHCs and federally-regulated banks so that such stress tests will be required to include only “baseline” and “severely adverse” scenarios.

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

On August 26, 2020, the federal banking agencies issued a final rule that revises the definition of eligible retained income as that term is used in the agencies’ Regulatory Capital Rules. The revised definition applies to all buffer requirements applicable to a banking organization, including the stress capital buffer requirement adopted by the Federal Reserve on March 4, 2020. The revised definition of eligible retained income will make any automatic limitations on capital distributions that could apply under the agencies’ capital rules more gradual with the objective of promoting continued lending during a period of stress.

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

As a Category IV banking organization subject to a supervisory stress test every other year, KeyCorp was not required to participate in the Federal Reserve’s supervisory stress test in 2023. On July 27, 2023, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer (based on the results of KeyCorp’s June 2022 stress test) is 2.5%, which is the minimum buffer required for banking organizations the size of KeyCorp. This stress capital buffer requirement will remain in effect until September 30, 2024 unless KeyCorp receives an updated stress capital buffer requirement from the Federal Reserve before that date.

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

On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions (including KeyBank), to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio.

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

On November 16, 2023, the FDIC issued a final rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of SVB and Signature. Under the final rule, the FDIC would collect a special assessment from IDIs at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. The assessment base for the proposed special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. Because the estimated loss to the DIF from the use of the systemic risk exception will be periodically adjusted and because the total assessments collected may change due to corrective amendments filed by covered IDIs regarding the reported amount of uninsured deposits for the December 31, 2022 reporting period, the FDIC may cease collection of the special assessment early, extend the special assessment collection period, or impose a final shortfall special assessment.

In the final rule, the FDIC indicated that the special assessment is a tax-deductible operating expense for IDIs, and that it assumed that the effect on income of the entire amount of the special assessment would occur in one quarter for the IDIs subject to the assessment. The impact of the special assessment to Key was approximately $190 million, which was recognized upon issuance of the final rule in the fourth quarter of 2023.

The FDIC’s final rule for a special assessment discussed above was not intended to recover the loss to the DIF from the failure of First Republic Bank in May 2023 (initially estimated as a $13 billion loss) or to the DIF from the failures of SVB and Signature that was not related to the protection of uninsured depositors (initially estimated as a $2.7 billion loss). The FDIC indicated that no further adjustments to assessments are contemplated at this time to recover those losses but that it will re-evaluate this issue in the future when it updates projections for the DIF balance and the reserve ratio in connection with its periodic review of the DIF Restoration Plan that was adopted in 2022. The FDIC updates these projections at least semiannually.

Conservatorship and receivership of insured depository institutions

Upon the insolvency of an insured depository institution, the FDIC will be appointed as receiver or, in rare circumstances, conservator for the insolvent institution under the FDIA. In an insolvency, the FDIC may repudiate or disaffirm any contract to which the institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirming or repudiating the contract would promote orderly administration of the institution’s affairs. If the contractual counterparty made a claim against the receivership (or conservatorship) for breach of contract, the amount paid to the counterparty would depend upon, among other factors, the receivership (or conservatorship) assets available to pay the claim and the priority of the claim relative to others. In addition, the FDIC may enforce most contracts entered into by the insolvent institution, notwithstanding any provision that would terminate, cause a default, accelerate or give other rights under the contract solely because of the insolvency, the appointment of the receiver (or conservator), or the exercise of rights or powers by the receiver (or conservator). The FDIC may also transfer any asset or liability of the insolvent institution without obtaining approval or consent from the institution’s shareholders or creditors. These provisions would apply to obligations and liabilities of KeyCorp’s insured depository institution subsidiary, KeyBank, including obligations under senior or subordinated debt issued to public investors.

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

On August 29, 2023, the FDIC released for public comment a proposal to amend and restate its current resolution plan rule in order to clarify and strengthen resolution plan submission requirements and reflect lessons learned since the adoption of the FDIC’s current resolution plan rule in 2012. Among other things, the proposal would (i) require IDIs with more than $100 billion in total assets (including KeyBank) to submit full resolution plans every two years, (ii) require IDIs with total assets between $50 billion and $100 billion to submit informational filings every two years, (iii) require both groups of filers to submit more limited supplements in the off years, (iv) enhance and clarify the requirements for the content of resolution submissions, (v) codify certain aspects of guidance and feedback provided to filers subject to the current rule, (vi) expand expectations regarding engagement and capabilities testing, and (vii) establish an enhanced credibility standard for the evaluation of resolution submissions. Comments on the proposal were due by November 30, 2023.

Other Regulatory Requirements and Developments

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

Key does not anticipate that the proprietary trading or covered fund restrictions in the Volcker Rule will have a material impact on its business, but it was required to divest certain fund investments. As of June 30, 2023, Key has completed conforming and/or divesting certain indirect investments subject to the Volcker Rule.

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

EGRRCPA, enacted on May 24, 2018, raised the asset threshold above which the Federal Reserve is required to apply EPSs to BHCs from $50 billion to $250 billion and gave the Federal Reserve the authority to apply EPSs to BHCs with at least $100 billion in assets. Please see the discussion under the headings “Regulatory capital requirements - Liquidity requirements” and “Regulatory capital requirements - Capital planning and stress testing” for more information about EGRRCPA and the related Tailoring Rules.

Since 2010, the Federal Rule has implemented the following EPSs required under the Dodd-Frank Act: (i) the resolution plan requirements (through a joint final rule adopted with the FDIC), (ii) stress test requirements, (iii) the incorporation of the Regulatory Capital Rules through the Federal Reserve’s previously finalized rules on capital planning and stress tests; (iv) liquidity requirements; (v) the risk management framework, including requirements around the risk committee and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management; and (vi) a 15-to-1 debt-to-equity, limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. In addition, the Federal Reserve has issued a final rule establishing SCCL requirements, but that rule does not apply to KeyCorp. The Federal Reserve has yet to implement a final rule on the early remediation requirements.

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

Supervision and governance

On November 2, 2018, the Federal Reserve announced that it is adopting a new supervisory rating system for large financial institutions, including BHCs with total consolidated assets of $100 billion or more (like KeyCorp) (“LFI Rating System”), in order to align the Federal Reserve’s rating system with the post-crisis supervisory programs for these firms. The LFI Rating System will provide a supervisory evaluation of whether an institution possesses sufficient operational strength and resilience to maintain safe and sound operations through a range of conditions and will assess an institution’s capital planning and positions, liquidity risk management and positions, and governance and controls. Institutions subject to the LFI Rating System will be rated using the following scale: Broadly Meets Expectations, Conditionally Meets Expectations, Deficient-1, and Deficient-2, with the Conditionally Meets Expectations rating intended to be used as a transitory rating to allow an institution time to remediate a concern identified during the supervisory evaluation. The Federal Reserve assigned an initial rating under the LFI Rating System to KeyCorp in 2020.

The governance and controls component of the LFI Rating System was the subject of two separate, but related proposals: (i) proposed guidance regarding supervisory expectations for boards of directors of large financial institutions; and (ii) proposed guidance regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. The final guidance regarding supervisory expectations for boards of directors was issued by the Federal Reserve on February 26, 2021. The Federal Reserve indicated that it intends to use the board effectiveness guidance in informing its assessment of governance and controls at all firms subject to the LFI Rating System (including KeyCorp).

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

On October 24, 2023, the federal banking agencies adopted a final rule to strengthen and modernize their regulations implementing the CRA to better achieve the purposes of the law, adapt to changes in the banking industry, and provide clarity and consistency in the application of their regulations. Among other things, the final rule (1) clarifies what activities constitute eligible community development activities, (2) adopts four new tests under which large banks with more than $2 billion in assets (including KeyBank) will be evaluated, (3) applies a new framework for assigning conclusions and ratings to banks, (4) updates requirements for delineating facility-based assessment areas, (5) provides for the evaluation of certain large banks in retail lending assessment areas as well as facility-based assessment areas, and (6) imposes new data collection and reporting requirements. The four new tests under which large banks will be evaluated are a retail lending test, a retail services and products test, a community development financing test, and a community development services test. Various metrics and performance standards will be applied under these tests. Some provisions of the final rule will be effective on April 1, 2024 while many other provisions will be effective on January 1, 2026, and certain reporting requirements will be effective on January 1, 2027. KeyBank is subject to the final rule.

Developments relating to climate change

On March 21, 2022, the SEC issued for public comment a proposal to amend its rules under the Securities Act of 1933 and the Securities Exchange Act of 1934 to require public companies (including KeyCorp) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the proposal would require public companies to disclose information about (i) climate-related risks that are reasonably likely to have a material impact on the company’s business or financial statements over the short-, medium- or long-term; (ii) the actual and potential impacts of such risks on the company’s strategy, business model, and outlook; (iii) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing such risks; (iv) the impact of climate-related events and transitional activities on line items in the company’s consolidated financial statements as well as the financial estimates and assumptions used in the financial statements; and (v) the company’s direct greenhouse gas emissions, indirect emissions from purchased energy, and, if material, indirect emissions from the company’s value chain (which may include financed emissions in a bank’s loan portfolio). The financial services industry has not yet adopted a standardized methodology for banks to use to quantitatively measure indirect emissions from a bank’s value chain, such as financed emissions. Accordingly, this proposal would require many banks to quantify and disclose financed emissions on a comprehensive scale for the first time. We are awaiting issuance of the final rule.

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

Debt instruments issued to satisfy the minimum LTD requirement would have to meet certain criteria including, among other things, being unsecured, have a remaining maturity of more than one year, and not provide the holder with acceleration rights except in limited circumstances. BHCs subject to the proposal would also have to comply with certain “clean holding-company” requirements such as a cap on liabilities other than eligible LTD and a prohibition on entering into most qualified financial contracts with third parties. The proposal would provide a three-year transition period with the incremental phase-in of the requirements during this period. The federal banking agencies indicated that the proposal would improve the resolvability of the covered entities in case of their failure, reduce costs to the DIF, and mitigate contagion and financial stability risks by reducing the risk of loss to uninsured depositors. Comments on the proposal were due by January 16, 2024.

Debit Card Interchange Fee Cap

On October 25, 2023, the Federal Reserve issued for public comment a proposal to lower the maximum interchange fee that a debit card issuer with $10 billion or more in total consolidated assets (including KeyBank) can receive for a debit card transaction. The interchange fee cap is currently set at the sum of 21 cents for each transaction plus an amount equal to 0.05% of the value of the transaction and a one cent fraud prevention adjustment for issuers that satisfy certain criteria. In the new proposal, the Federal Reserve proposed to lower the cap to the sum of 14.4 cents for each transaction plus an amount equal to 0.04% of the value of the transaction and a 1.3 cent fraud prevention adjustment. The Federal Reserve indicated that it was proposing this revision to the fee cap to reflect changes in issuer costs. The Federal Reserve also proposed to update the amount of the fee cap every other year going forward by using data it collects in a biennial survey of large debit card issuers. Comments on the proposal are due by May 12, 2024.

ITEM 1A.  RISK FACTORS

Summary of Risk Factors

The following is a summary of some of the material risks and uncertainties that could have an adverse effect on our business.

•Credit Risk
◦We have concentrated credit exposure in commercial and industrial loans, commercial real estate loans, and commercial leases.
◦Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.
◦We are subject to the risk of defaults by our loan clients and counterparties.
◦Various factors may cause our allowance for loan and lease losses to increase or to be inadequate.
◦Declining asset prices could adversely affect us.
◦Geopolitical destabilization could adversely impact our loan portfolios.

•Compliance Risk
◦We are subject to extensive government regulation, supervision, and tax legislation.
◦We are subject to complex and evolving laws and regulations regarding privacy and cybersecurity, which could limit our ability to pursue business initiatives, increase the cost of doing business and subject us to compliance risks and potential liability.
◦Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.
•Operational Risk
◦We are subject to a variety of operational risks.
◦We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption.
◦We rely on third parties to perform significant operational services for us.
◦We are, and may in the future be, subject to claims, litigation, investigations, and governmental proceedings, which could result in significant financial liability and/or reputational harm.
◦Our controls and procedures may fail or be circumvented, and our methods of reducing risk exposure may not be effective.
◦Our operations and financial performance could be adversely affected by severe weather and natural disasters exacerbated by climate change.
◦Societal and governmental responses to climate change could adversely affect Key’s business and performance, including indirectly through impacts on Key’s customers.
◦The increased use of remote work infrastructure has expanded potential attack vectors and resulted in increased operational risks.
•Liquidity Risk
◦Capital and liquidity requirements imposed by banking regulations require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets.
◦Federal agencies’ actions to ensure stability of the U.S. financial system may have disruptive effects on us.
◦We rely on dividends by our subsidiaries for most of our funds.
◦We are subject to liquidity risk, which could negatively affect our funding levels.
◦Our credit ratings affect our liquidity position.
•Market Risk
◦A worsening of the U.S. economy and volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.
◦We are subject to interest rate risk, which could adversely affect net interest income.
◦Our profitability depends upon economic conditions in the geographic regions where we have significant operations and in certain market segments in which we conduct significant business.
◦The soundness of other financial institutions could adversely affect us.
◦Depressed market values for our common stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill.

•Reputation Risk
◦Damage to our reputation could significantly impact our business and major stakeholders.
◦Key is subject to environmental, social, and governance (ESG) risks that could adversely affect our reputation, the trading price of our common stock and/or our business and results of operations.
•Strategic Risk
◦We may not realize the expected benefits of our strategic initiatives.
◦We operate in a highly competitive industry.
◦Maintaining or increasing our market share depends upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive products and services.
◦We may not be able to attract and retain skilled people.
◦Acquisitions or strategic partnerships may disrupt our business and dilute shareholder value.
•Model Risk
◦We rely on quantitative models to manage certain accounting, risk management, capital planning, and treasury functions.

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

As of December 31, 2023, approximately 69% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than single family residential real estate loans and other types of consumer loans and have a different risk profile. The deterioration of a larger loan or a group of loans in this category could cause an increase in criticized and nonperforming loans, which could result in lower earnings from these loans, additional provision for loan and lease losses, and ultimately an increase in loan losses.

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

Recent Federal Reserve monetary policy, including shrinkage of its balance sheet and incremental increases in target interest rates early in 2023 followed by a sustained period of relatively high target interest rates throughout the latter part of 2023, continue to impact the commercial and residential real estate markets. Capitalization rates are rising, and property value appreciation has slowed or is now declining. In many markets within Key’s footprint, property values have begun to decrease. Industrial and retail properties continue to remain stable, but multifamily, office, hospitality, and single family detached properties are beginning to show signs of deterioration. Development and construction continue, but at muted levels, and deliveries of additional units into the market have been supported. Oversupply of multifamily housing is a concern in certain urban and gateway markets. However, our exposures in those markets are limited (for example, approximately 5% of our multifamily portfolio is located in New York City, Chicago, Los Angeles, and San Francisco; we also have no exposure to rent controlled properties in New York City). The most severely impacted commercial real estate segments have been in office. Key’s non-owner occupied office exposures are 5% of our total commercial real estate exposure. Substantial deterioration in property market fundamentals could negatively impact our portfolio, with a large portion of our clients active in real estate but in the comparatively better performing multifamily space over the cycle. A correction in the real estate markets could impact the ability of borrowers to make debt service payments on loans or to refinance the loans at maturity. A relatively small portion of our commercial real estate loans are construction loans. New construction and value-add or rehabilitation construction projects may not be fully leased at loan origination. These properties typically require additional leasing through the life of the loan to provide cash flow to support debt service payments. If property market fundamentals deteriorate sharply, performance under existing leases could deteriorate and the execution of new leases could slow, compromising the borrower’s ability to cover debt service payments.

We are subject to the risk of defaults by our loan clients and counterparties.

Many of our routine transactions expose us to credit risk, including the risk of default of our counterparties, which include other financial institutions, or clients. Our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports and other information. We also rely on representations of those counterparties, clients, or other third parties as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to accurately evaluate the default risk of a counterparty or client. In addition, given the Dodd-Frank legislative mandate to centrally clear eligible derivative contracts, we rely on central clearing counterparties to remain open and operationally viable at all times. A financial institution or other counterparty failure, such as the bank failures in early 2023, or a cybersecurity breach could result in the failure of or disruption to a counterparty or client, which may materially and adversely affect our business, financial condition or results of operations.

Various factors may cause our allowance for loan and lease losses to increase or to be inadequate.

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2023 represents management’s estimate of expected credit losses over the contractual life of our existing loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, SOFR and other interest rates, the producer price index, and real estate values, along with updated information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL. Further, the multitude and totality of factors impacting our estimates and the subjectivity of components of its calculation may cause the ALLL to be an inadequate representation of the actual losses incurred over the life of our loan portfolio. Both an increase in the ALLL and actual losses exceeding our current estimates will reduce our net income and could impact our capital positions and may materially and adversely affect our business, financial condition or results of operations.

Declining asset prices could adversely affect us.

During periods of economic stress, the volatility and disruption that the capital and credit markets experience may reach, and have in the past reached, extreme levels. Market disruption may severely stress or even lead to the failure of financial institutions, which can cause further credit market constriction and further liquidation of assets, driving asset prices down even more. Asset price deterioration has a negative effect on the valuation of collateral and certain of the asset categories represented on our balance sheet and reduces our ability to sell assets at prices we deem acceptable.

The most recent recession, resulting from the impact of the COVID-19 pandemic, did not have significant lasting impact on collateral value. However, there are still risks to economic stability that could reverse recent stable trends in asset prices.

These risks include:
•A correction in equity or housing markets;
•Supply chain issues such as closed factories and disrupted port activity, as well as the impact of the Russia-Ukraine war and the Israel-Hamas war on global transportation and the availability of materials;
•Labor-supply constraints, leading to slowing job growth and boosting wages along with inflation (wage-price spiral); and

•Negative GDP growth, as a result of, in part, the Federal Reserve’s monetary policy efforts to arrest inflationary pressures within the broader economy.

Geopolitical destabilization could adversely impact our loan portfolios.

While we have minimal direct foreign company exposure in our loan portfolios, there are correlated and contingent risks posed by geopolitical destabilization within our loan portfolio. For example, conflicts across the world, including the Russia-Ukraine war and the Israel-Hamas war, have proven to have a material impact on certain domestic commodity prices, impacting our borrowers' input costs and disrupting supply chains both domestically and abroad. These factors increase potential defaults in our loan portfolio and could ultimately increase loan losses.

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

Changes to existing statutes and regulations, and taxes (including industry-specific taxes and surcharges), or their interpretation or implementation, could affect us in substantial and unpredictable ways. Interpretation of consumer banking-related regulations may evolve as the industry and the regulators seek to increase access to banking products and services by consumers. For example, the CFPB has launched an initiative to reduce the amounts and types of fees financial institutions may charge, including the issuance of proposed rules that would significantly reduce the permissible amount of credit card late fees and NSF fees on transactions that are declined instantaneously or near-instantaneously and the issuance of an advisory opinion prohibiting large financial institutions (including Key) from imposing unreasonable obstacles on customers, such as charging excessive fees, for basic information about their own accounts. Such changes may subject us to additional costs, adversely impact our income, and increase our litigation risk should we fail to appropriately comply and may also impact consumer behavior, limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate. In addition, changes to laws and regulations may impact our customers by requiring them to adjust their operations or practices or impair their ability to pay fees or outstanding loans or afford new products, which could negatively impact demand for our products and services.

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

We are subject to complex and evolving laws and regulations regarding privacy and cybersecurity, which could limit our ability to pursue business initiatives, increase the cost of doing business and subject us to compliance risks and potential liability.

We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of our customers, employees, job applicants, and other individuals. Complying with laws and regulations applicable to our collection, use, transfer, and storage of personal information can increase operating costs, impact the development and marketing of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by Key or our vendors could expose us to litigation or regulatory fines, penalties, or other sanctions.

At the federal level, we are subject to the Gramm-Leach-Bliley Act of 1999, as amended, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables customers to opt out of the sharing of certain non-public personal information with unaffiliated third parties. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy and cybersecurity. A number of states have also recently enacted consumer privacy laws that impose compliance obligations with respect to personal information or issued guidance regarding the same, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (known as the “CCPA”), and the New York Department of Financial Services Cybersecurity Regulations. In addition, there has been a significant increase in privacy-related litigation in recent years with respect to how organizations collect information and technical data from their public facing websites, and federal and state courts have been creating new legal frameworks around consumer and website privacy, which also creates new risks on businesses. As new privacy-related laws and regulations, and judicially-created frameworks, are implemented in jurisdictions in which KeyBank operates, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for noncompliance and reporting obligations in the case of data breaches, may significantly increase. Compliance with these laws and regulations has required and may continue to require us to change our policies, procedures, and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, and subject us to monetary penalties for breach of such laws and regulations. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.

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

In addition to the other risks discussed in this section, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes, internal controls, systems, and external events. Operational risk includes the risk of fraud by employees or others outside of Key, clerical and recordkeeping errors, nonperformance by vendors, threats from cyber activity, and computer/telecommunications malfunctions. Fraudulent activity has escalated, become more sophisticated, and is ever evolving as there are more options to access financial services. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs (including remediation costs), harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions, or foregone business opportunities.

We rely on our employees to design, manage, and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, vendors, suppliers, and other parties with whom we do business. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. These concerns are increased when we change processes or procedures, introduce new products or services, or implement new technologies, as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover or labor shortages. As a result of our necessary reliance on employees to perform these tasks and manage resulting risks, we are thus subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems. We may also fail to adequately develop a culture of risk management among our employees.

We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption.

We rely heavily on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory, and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage, and transmission of personal and confidential information, such as the personal information of our employees, customers, and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings, expand our internal usage of web/cloud-based products and applications, and maintain and develop new relationships with third-party providers, including their downstream service providers. In addition, our ability to extend protections to customers’ information to individual customer devices is limited, especially if the customers willingly provide third parties access to their devices or information.

In the event of a failure, interruption, or breach of our information systems, or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. For example, we may experience operational disruptions or interruptions as a result of a cyber incident, including disruption caused by protective containment measures taken by us, such as taking certain first- or third-party systems off-line for a prolonged period. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and several financial institutions, including Key, have had third parties on which they rely experience such breaches. In addition, several financial institutions, including Key, have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disrupt, disable, or degrade services, or sabotage systems or data. Other attacks have attempted to obtain unauthorized access to confidential, proprietary, or personal information or intellectual property, to extort money through the use of “ransomware” or other extortion tactics, or to alter or destroy data or systems, often through various attack vectors and methods, including the introduction of computer viruses or malicious code (commonly referred to as “malware”), phishing, cyberattacks, account takeovers, credential stuffing, and other means. To the extent that we use third parties to provide services to our clients, we cannot control all of the risks at these third parties or third parties’ downstream service providers. Hardware, software, or applications developed by Key or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could unpredictably compromise information and cybersecurity. We depend on third party service providers and their downstream service providers to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation. In addition, should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could have a material impact on our business strategy, results of operations, or financial condition.

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

We also face risks related to the increasing interdependence and interconnectivity of financial entities and technology systems. A technology failure, cyberattack or other security breach that significantly compromises the systems of one or more financial parties or service providers in the financial system could have a material impact on counterparties or market participants, including us. Any third-party technology failure, cyberattack, or security breach could adversely affect our ability to effect transactions, service clients, or otherwise operate our business and could result in legal liability, remediation costs, regulatory action, or reputational harm. Additionally, the increasing use of third-party financial data aggregators and emerging technologies, including the use of automation, artificial intelligence and robotics, introduces new information security risks and exposure for us and for our third party service providers; such technologies could also result in increasingly sophisticated cyberattacks.

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

We have incurred and will continue to incur significant expense in an effort to improve the reliability and resilience of our systems and their security against internal and external threats. Nonetheless, we cannot guarantee our measures will be effective or sufficient to prevent a cyber incident, and there remains the risk that one or more adverse events might occur. If one does occur, it could go undetected and persist for an extended period of time and/or we may be unable to remediate the event or its consequences timely or adequately. While we do maintain cyber information security and business interruption insurance, losses from a major interruption may exceed our coverage and there can be no assurance that liabilities or losses we may incur will be covered under such policies, that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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
Additionally, regulatory guidance adopted by federal banking regulators related to how banks select, contract with, evaluate, engage with, and manage their third parties, including such third parties’ use of subcontractors, affects the circumstances and conditions under which we work with third parties and their subcontractors and the cost of managing such relationships.

We are, and may in the future be, subject to claims, litigation, investigations, and governmental proceedings, which could result in significant financial liability and/or reputational harm.

We are subject to, and may in the future be subject to, claims or legal actions taken against us by customers, vendors, shareholders, or other parties. Further, KeyCorp and certain of its directors and officers are currently named, and have in the past been named and may be named in the future, as defendants in various class actions and other litigation relating to our business and activities. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, estimable, and consistent with applicable accounting guidance. At any given time, we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services.

We are also involved, from time to time, in other information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting, compliance, and operational matters, which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief which, if significant, could adversely affect our business, results of operations and/or financial condition. Enforcement authorities may also seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters and any such resolution of a matter involving Key could lead to increased exposure to private litigation, could adversely affect Key’s reputation, and could result in limitations on our ability to do business in certain jurisdictions. Further, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities. In recent years, there has been an increase in the number of investigations and proceedings in the financial services industry. A violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Key. For example, on February 9, 2024, affiliates of Key entered into a settlement agreement with the SEC’s Division of Enforcement to resolve an investigation of the affiliates’ compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms. The settlement resulted in payment of a $10 million penalty to the SEC along with other prospective relief. The SEC has conducted similar investigations of other financial institutions as part of a widely publicized industry sweep that has included publicly announced settlements with multiple firms. The outcome of regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict, and the uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and actual settlements or penalties.

Our controls and procedures may fail or be circumvented, and our methods of reducing risk exposure may not be effective.

We regularly review and update our internal controls, disclosure controls and procedures, compliance monitoring activities, and corporate governance policies and procedures. We also maintain an ERM program designed to identify, measure, monitor, report, and analyze our risks. Additionally, our internal audit function provides an independent assessment and testing of Key’s internal controls, policies, and procedures. Any system of controls and any system to reduce risk exposure, however well designed, operated, and tested, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.
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

Natural disasters, including wildfires, tornadoes, severe storms, and hurricanes, have seemingly become more frequent and severe due to climate change. The timing and effects of these natural disasters are difficult to accurately predict, and the potential impact of such disasters on our operations, employees, and customers could have a material adverse effect on our business, financial position, and results of operations. Given our broad regional focus, we are exposed to a wide range of weather-related risk across different geographical areas. Severe weather events can directly affect our operations by interrupting systems, damaging facilities, disrupting our supply chain, and hindering our ability to conduct business as usual. Additionally, these events can indirectly impact us by damaging or destroying customer businesses, impairing their ability to repay loans, or causing damage to properties pledged as collateral for loans made by Key. Although preventative measures may help to mitigate damage, such measures could be costly, and any disaster could adversely affect our ability to conduct our business as usual. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other severe weather events, and recurring extreme weather events could reduce the availability or increase the cost of insurance. Our failure to comply with evolving regulatory requirements related to natural disaster risk management may also result in legal and financial consequences.

Societal and governmental responses to climate change could adversely affect Key’s business and performance, including indirectly through impacts on Key’s customers.

Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. New and/or more stringent regulatory requirements could materially affect our results by requiring us to take costly measures to comply with any new laws or regulations related to climate change that may be adopted by federal, state, and local governments. Consumers and businesses also may change their own behavior as a result of these concerns. Key and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Key and its customers may face cost increases, asset value reductions, operating process changes, and the like. In addition, the multiple and potentially conflicting laws and regulations regarding climate change that have been or may be adopted by various jurisdictions could increase our cost of doing business and make compliance with such laws and regulations more difficult. The impact on Key’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Changes to regulations or market shifts to low-carbon products could impact the credit worthiness or the value of assets securing loans of some of our customers, which may require us to adjust our lending portfolios and business strategies. Key’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-friendly companies, may not be effective in protecting Key from the negative impact of new laws and regulations or changes in consumer or business behavior.

The increased use of remote work infrastructure has expanded potential attack vectors and resulted in increased operational risks.

The increase in remote work over the past several years has resulted in an expanded potential attack surface and heightened operational risks and may negatively impact our ability, and the ability of our third-party service providers (including their downstream service providers), to perform services efficiently, securely, and without interruptions. In addition to some of our workforce working remotely periodically or on a full-time basis, our third-party service providers (including their downstream service providers) may utilize personnel who work remotely. Increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities.
For example, cybercriminals have become increasingly sophisticated in their attempts to compromise business emails, including by targeting employees through an increase of phishing attempts and fraudulent calls, including through the use of artificial intelligence. These fraudulent activities have resulted in increased fraud losses to us and the financial services industry generally. In addition to enhanced cybersecurity risk, employees and other personnel performing services for us who work remotely may experience disruptions to their home internet or phone connections, decreased efficiency due to delayed network speeds or other interruptions, and/or delays in the dissemination and exchange of information, any of which could negatively impact our operations. We have experienced, and may continue to experience, disruption related to remote work, which disruptions could adversely impact our business, and could result in legal liability, regulatory penalties, litigation expenses, remediation costs, or reputational harm.

IV.  Liquidity Risk

Capital and liquidity requirements imposed by banking regulations require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets.

Evolving capital standards resulting from the Dodd-Frank Act and the Regulatory Capital Rules adopted by our regulators have had and will continue to have a significant impact on banks and BHCs, including Key. For a detailed explanation of the capital and liquidity rules that apply to us, see the section titled “Regulatory capital requirements”
under the heading “Supervision and Regulation” in Item 1 of this report.

Regulatory capital standards require Key to maintain significant amounts of high-quality capital (e.g., common equity) and could limit our business activities (including lending) and our ability to expand organically or through acquisitions. They could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.

In addition, regulatory liquidity standards require us to hold high-quality liquid assets, may require us to change our future mix of investment alternatives, and may impact future business relationships with certain customers.
Additionally, support of liquidity standards may be satisfied through the use of term wholesale borrowings, which tend to have a higher cost than that of traditional core deposits.

Further, the Federal Reserve has detailed the processes that BHCs should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. These processes, the severity and other characteristics of which may evolve from year-to-year, are used by the Federal Reserve to, among other things, evaluate our management of capital and the adequacy of our regulatory capital and to determine the stress capital buffer that we must maintain above our minimum regulatory capital requirements. The results of these processes are difficult to predict due to, among other things, the Federal
Reserve’s use of proprietary stress models that differ from our internal models and may result in the Federal
Reserve imposing capital requirements in excess of our expectations which could require us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel, or alter our planned capital actions. The results may also lead to limits on Key’s ability to make distributions, including paying out dividends or buying back shares.

In addition, certain regulatory rule changes related to tailoring outlined in the EGRRCPA were finalized in 2019. While marginal relief from certain capital and liquidity standards has been afforded to Key (such as relief from LCR disclosure requirements), overall capital and liquidity management practices and expectations will remain unchanged for the foreseeable future. Moreover, Key has not experienced significant changes to its overall liquidity and capital levels or composition as a result of these final rules.

On July 27, 2023, the Federal Reserve, FDIC, and OCC issued a proposal to implement the Basel Committee’s
“Basel III” regulatory capital framework and substantially revise the capital requirements applicable to large banking organizations (those with $100 billion or more in total assets such as Key) and to banking organizations with significant trading activity. For more information on the proposal, see the section titled “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report. If implemented as proposed, the proposed rule would significantly increase capital requirements applicable to Key and many activities in which
Key engages.

Federal agencies’ actions to ensure stability of the U.S. financial system may have disruptive effects on us.

The federal government, in recent years, has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, in March 2020, the Federal Reserve initiated a round of emergency interest rate cuts designed to mitigate some of the economic effects resulting from the pandemic and subsequently began raising interest rates in March 2022 in an effort to combat inflation. These initiatives have impacted financial markets and our business and caused increased market and interest rate volatility, higher debt yields, an inverted slope to the yield curve, and unanticipated changes to quality spread premiums that may not follow historical relationships or patterns.

In early 2023, a series of bank failures, including SVB and Signature, lead the U.S. Treasury Secretary, the FDIC, and the Federal Reserve to invoke the systemic risk exception to the least-cost resolution requirement under the FDIA to guarantee uninsured deposits of the failed banks. The systemic bank exception can only be invoked for financial market risks that pose a threat to financial stability. As discussed under the section entitled “FDIA, Resolution Authority and Financial Stability” in “Supervision and Regulation” in Item 1 of this report, the FDIC imposed a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of SVB and Signature. The impact of the special assessment to Key is approximately $190 million, which was recognized in the fourth quarter of 2023 and impacted noninterest expense for that quarter. In addition, rating agencies reacted to the volatility caused by the bank failures by issuing updated ratings and assessments for numerous U.S. banks, including Key, as discussed below under “Our credit ratings affect our liquidity position.”

Following these immediate responses, regulators have issued a number of NPRs and proposed guidance and promised to adopt further measures designed to strengthen capital and liquidity standards and restore confidence in the banking system applicable to Key including those discussed in “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report. These final and proposed rules, if implemented, and any related proposal that may be put forward, including regarding liquidity, could have a material effect on our business, financial condition, and results of operations. Capital and long-term debt requirements require us to divert resources from otherwise profitable lending and investment opportunities to ensure compliance, which may be dilutive to shareholders or limit Key’s ability to buy back shares or issue dividends.

Further as market conditions evolve and respond to the influence of these government agency initiatives, or lack thereof, the slope of the yield curve will shift and influence our loan and deposit rates and value of investments. The actions of federal agencies are not fully predictable which contributes to market volatility and changes to the slope of the yield curve.

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

The rating agencies regularly evaluate the securities issued by KeyCorp and KeyBank. The ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies. Changes in any of these factors could impact our ability to maintain our current credit ratings. For instance, in 2023, rating agencies reacted to the volatility in the banking industry by issuing updated ratings and assessments for numerous U.S. banks, including Key. Among the rating agencies, Moody's, Standard & Poor's, and Fitch Ratings, Inc. each downgraded
KeyCorp's and KeyBank's long-term debt ratings. The rationales for the downgrades, which are documented in the agencies’ respective credit opinions and analyses, included a challenging environment for the entire banking industry along with other company-specific factors. We may be unable to maintain our current ratings and our ratings may be downgraded again in the future. The impact of the recent downgrades to KeyCorp's or KeyBank's credit ratings, or further downgrades, could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income. If future reductions placed on KeyCorp’s or KeyBank's credit ratings result in below-investment grade ratings, it could also create obligations or liabilities under the terms of existing arrangements that could increase our costs under such arrangements.

V.  Market Risk

A worsening of the U.S. economy and volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

A worsening of economic and market conditions or downside shocks could result in adverse effects on Key and others in the financial services industry. Recent and persistent interest rate increases and a slowing economy have presented a challenge for the industry, including Key, and affected business and financial performance.

In particular, we face the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:
•A loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on the price of Key’s common shares, decreasing the credit or liquidity available to Key, or leading to an increase in depositors withdrawing funds;
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

In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene or make adjustments to fiscal or monetary policy that would cause business and economic conditions to improve. A worsening of business and economic conditions or market volatility related thereto could have a material adverse effect on our business, financial condition, and results of operations.

In addition, volatility and uncertainty related to inflation and the effects of inflation, which has recently led to increased costs for businesses and consumers and caused the Federal Reserve to initiate a series of interest rate increases, may enhance or contribute to some of the risks of our business by adversely affecting the creditworthiness of our borrowers, increasing our costs, or resulting in lower values for our investment securities and other fixed-rate assets. To the extent that the Federal Reserve’s policies around managing inflation do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.

We are subject to interest rate risk, which could adversely affect net interest income.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Our ability to anticipate changes in these factors or to hedge the related on-and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and the resulting level of our net interest income and net interest margin. Changes in monetary policy, including changes in interest rate controls being applied by the
Federal Reserve, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. When the Federal Reserve raises or reduces interest rates, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the setting of benchmark rates may not follow historical relationships, which could influence net interest income and net interest margin. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations.

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

The impact of interest rates on our investment portfolio and consolidated financial results, including AOCI, can also affect our ability to maintain our capital ratios within our target ranges as well as the amount and timing of our future share repurchases and dividends. For additional information about the effects on interest rates on our business, refer to the information included under the caption “Risk Management — Market risk management” in Item 7 of this report.

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
Ohio; East Ohio/Western Pennsylvania; Atlantic; Western New York; Eastern New York; and New England — and
additional exposure to geographic regions outside of our branch footprint. Economic growth in the various regions where we operate has been uneven, and the health of the overall U.S. economy may differ from the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, impact of public health crises, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, insurance companies, and other institutional clients. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to, and may further lead to, market-wide liquidity problems and could lead to losses or defaults by us or other financial institutions. This phenomenon was evident following the bank failures in early 2023, as financial institutions, like us, were impacted by concerns regarding the soundness or creditworthiness of other financial institutions. Those events caused substantial and cascading disruption within the financial markets and adversely impacted the market price and volatility of our common stock.
In addition, many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. Our credit risk may be affected when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of our loan or derivatives exposure. There can be no assurance that any such losses would not adversely and materially affect our results of operations.

Depressed market values for our common stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill.

As of December 31, 2023, the book value of our goodwill was $2.8 billion. Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. A significant decline in a reporting unit’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock may cause the fair value of a reporting unit to be below its carrying amount, resulting in goodwill impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or on our regulatory capital levels, but such an impairment loss could significantly reduce our earnings. See the “Critical Accounting Policies” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for additional information.

VI.  Reputation Risk

Damage to our reputation could significantly impact our business and major stakeholders.

Our ability to attract and retain customers, clients, investors, and highly skilled management and employees is affected by our reputation. Damage to our reputation could also adversely impact our credit ratings and access to capital markets.

Significant harm to our reputation can arise from various sources, including inappropriate behavior or misconduct of employees, actual or perceived unethical behavior, litigation or regulatory outcomes, inadequate or ineffective risk management practices, failing to deliver minimum or required standards of service and quality, corporate governance and regulatory compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, failure to meet external commitments and goals, including financial and ESG-related commitments, the activities of our clients, customers and counterparties, including vendors, and actions taken by shareholder activists and community organizations. Additionally, actions by the financial services industry generally or by certain members or individuals in the industry as well as legislative or regulatory actions that target or negatively impact the industry may also have a significant adverse effect on our reputation.

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

We are also subject to the risk that disruptions to how our customers access our banking services, such as disruptions to our technology platforms (e.g., online banking websites or mobile applications) or other impacts to our branches, could harm our reputation with customers. In particular, a cybersecurity event impacting Key or our customers’ data or personal information could negatively impact our reputation and customer confidence in Key and our data security procedures.

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

Key is subject to environmental, social, and governance (ESG) risks that could adversely affect our reputation, the trading price of our common stock and/or our business and results of operations.

Views about ESG-related issues are diverse, dynamic, and rapidly changing. Financial services companies, including Key, face increasing criticism from social and environmental activists who target companies, including Key, for engaging in business with clients engaged in industries such activists perceive to be harmful to communities or the environment. Such criticism directed at Key could generate dissatisfaction among our stakeholders. Additionally, however we respond to such criticism, we face the risk that current or potential clients may decline to do business with us or current or potential employees refuse to work with us. This can be true regardless of whether we are perceived by some as not having done enough to address activist concerns or by others as having inappropriately yielded to activist pressures. Conversely, certain states have taken, and may in the future take, actions or proposed measures to limit the state’s ability to do business with financial institutions or other businesses identified as discriminating against certain industries or practices based on environmental or social criteria. We could be inherently exposed to reputational, financial, and legal risk, and our ability to retain and attract customers and employees may be negatively impacted as a result of these contrasting arguments in how a financial institution should address these issues.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosures. We may face criticism or a loss of confidence, with accompanying reputational risk, from our perceived action or inaction to deliver on our ESG-related commitments. Investors and other stakeholders, including U.S. institutional investors, are increasingly considering how corporations are incorporating
ESG matters, including climate change, into their business strategy when analyzing the expected risk and return of potential investments. The specific ESG factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. These shifts in investing priorities may result in adverse effects on the trading price of KeyCorp’s common stock if investors determine that Key has not made sufficient progress on ESG matters or is not aligned with the investors’ ESG-related priorities. In addition, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on Key, including on Key’s reputation. Further, inadequate processes to collect and review this information prior to disclosure could result in potential liability related to such information.

VII.  Strategic Risk

We may not realize the expected benefits of our strategic initiatives.

Our ability to compete depends on a number of factors, including, among others, our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitability; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our diverse and high-performing workforce. The success of these initiatives can be subject to changes in the macroeconomic environment that are beyond our control. In addition, our inability to execute on or achieve the anticipated outcomes of our strategic priorities, or to do so in the expected timeframe, may affect how the market perceives us and could impede our growth and profitability.

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

Maintaining or increasing our market share depends upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive products and services.

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

Additionally, we increasingly compete for talent outside of the core financial services industry. Non-financial institutions may be subject to different pay and hiring expectations than us, which may make it more difficult for us to attract qualified teammates. For example, we are required to deliver a substantial portion of the variable compensation of certain teammates in the form of awards tied to our financial performance. The decline in our share price we experienced in 2023 could impact our ability to retain those individuals. Similarly, our pay practices are subject to scrutiny by our regulators who may identify deficiencies in the structure of, or issue additional guidance on our compensation practices, causing us to make changes that may affect our ability to offer competitive pay to these individuals or that place us at a disadvantage to non-financial service industry competitors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

As a financial services institution, Key faces heightened risk of cybersecurity incidents. Risks and exposures related to cybersecurity incidents are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of cybersecurity threats and geopolitical events, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services utilized by us and our clients. To date, Key has not experienced material disruption to our operations, or material harm to our client base, from cyberattacks. However, we have incurred, and may again incur, expenses related to the investigation of cybersecurity incidents involving third-party providers or related to the protection of our clients from identity theft as a result of such incidents. We have also incurred, and may continue to incur, expenses to enhance our systems or processes to protect against cyber or other security incidents. For more information, see “Risk Factors—We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption” in Item 1A. Risk Factors of this report.

Key maintains an Information Security Program (the “IS Program”) to support the management of information security risk, including cybersecurity risk, across the organization. The IS Program is designed to protect Key’s clients, employees, third parties, and assets from threats by managing the confidentiality, availability, and integrity of
Key’s information assets. Our Chief Information Security Officer (“CISO”), who is also the Enterprise Security
Executive, oversees the IS Program and its related policy and has overall responsibility for managing the appropriate identification and ownership of cybersecurity risks. Key’s Corporate Information Security Team, under the oversight of the CISO, is responsible for maintaining the IS Program, assessing program-level risks and threats to our information assets, and overseeing the proper level of investment in security resources.

The IS Program is designed to provide safeguards for Key’s assets through a series of administrative, technical, and physical controls. Key employs a variety of security practices and controls to protect information and assets, including, but not limited to, access controls, vulnerability scans, network monitoring, internal and external penetration testing, monitoring of vendor vulnerability notices and patch releases, scanning of systems and emails for malware and other vulnerabilities, firewalls and intrusion detection and prevention systems, and dedicated security personnel.

As described in more detail in “Risk Management — Overview” in Item 7 of this report and in “Cybersecurity
Governance” below, Key employs the “Three Lines of Defense” in its risk governance framework. Assessing, identifying, and managing cybersecurity risk across the organization in support of the IS Program is a cross-functional effort that requires collaboration and direction from all lines of defense – the lines of business and support functions (First Line of Defense), Risk Management (Second Line of Defense), and the Risk Review Group (RRG), Key’s internal audit function (Third Line of Defense):

•First Line of Defense – Lines of Business and Support Functions. Primary responsibility for day-to-day management of cybersecurity risk lies with the senior management of each of Key’s lines of business (LOB) and support functions. The LOB and support functions own and manage the individual processes and procedures that are used throughout the IS Program, implement and manage business-specific security controls, and enforce behavioral controls throughout the management structure.
•Second Line of Defense – Risk Management. Risk Management oversees risk and monitors the First Line of Defense controls. Operational Risk Management performs review and challenge of controls, monitors the operational risk profile, and ensures Key operates within its operational risk appetite. Compliance Risk Management provides an independent, enterprise-wide function that focuses on compliance with laws, rules, regulations, and guidance applicable to Key. Privacy Compliance, which sits within Compliance Risk Management, provides advisory support, governance, and oversight of privacy-related statutes, regulations, and risks related to Key’s customers, employees, and other individuals from who Key collects personally identifiable information.
•Third Line of Defense – Risk Review Group. The RRG reviews and evaluates the scope and breadth of security activities throughout Key and the effectiveness of the IS Program. RRG conducts independent internal audits on Key’s LOBs, operations, information systems, and technologies. These internal audits provide an independent perspective on Key’s processes and risks. Technology risks are evaluated in areas including cybersecurity and information security, data control, acquisition and development, delivery and support, business continuity, and information technology governance. RRG shares the results of its audits with the LOB management, Key’s Operational and Compliance Risk Management Groups, the Board’s Audit Committee, and banking regulators.

As part of its cybersecurity risk management strategy, Key regularly reviews its security and privacy controls in the context of industry standard practices, frameworks, evolving laws, and changing client expectations. Key engages external providers periodically to perform a maturity assessment of the IS Program against industry cybersecurity frameworks. Key also engages external advisors periodically to perform security posture assessments of our environment to proactively identify weakness within our security policy and/or configurations. Summary level results from these assessments are shared to internal stakeholders through Key’s Risk Governance committee structure. Key is also subject to cybersecurity and privacy regulatory exams, as required by law for financial institutions.

Key has implemented cybersecurity, privacy, and fraud education and awareness programs across the enterprise to educate teammates on how to identify and report cybersecurity and privacy concerns. Employees and contractors with access to assets or data owned or maintained by Key receive mandatory enterprise-wide cybersecurity, privacy, and fraud training on an annual basis.

With respect to third party service providers, Key maintains a third party management program that is designed to identify, review, monitor, escalate, and, if necessary, remediate third party information security risks. Key’s third party onboarding process includes risk-based due diligence and security-relevant contract language. Risk-based due diligence can also include an assessment of the strength of certain control areas, including, but not limited to, information security management, physical security, network security, platform security, application security, cloud security, encryption management, business resiliency, and privacy. Once a business relationship is established with a service provider, Key performs risk-based periodic reviews of the third party service provider's security programs. In addition to an established governance approval process for new engagements, Key has established a Third Party Management Committee to oversee compliance with Key’s Third Party Management Policy and Program.

Cybersecurity Governance

As described in more detail in “Risk Management — Overview” in Item 7 of this report, the Board serves in an oversight capacity to ensure that Key’s risks, including risk from cybersecurity threats, are managed in a manner that is effective and balanced and adds value for our shareholders. The Board’s Risk Committee exercises primary oversight over enterprise-wide risk at Key, including operational risk, which includes cybersecurity risk, and provides oversight of management’s activities related to cybersecurity risk. The Board’s Audit Committee monitors and exercises oversight over cybersecurity risk as part of its joint oversight of operational risk with the Risk Committee. The Board’s Technology Committee provides additional oversight of management’s activities related to Key’s technology strategic investment plan, cybersecurity investments, and major technology vendor relationships and is expected to escalate to the Risk Committee on certain risk management issues.

Key’s CISO oversees the IS Program and its related policies and is responsible for determining whether relevant security risk information is properly integrated into strategic and business decisions, overseeing the appropriate identification and ownership of security risks, monitoring critical risks, and maintaining the appropriate oversight and governance of information security through associated programs and/or standards. Our CISO has served in various roles in information technology and information security at Key for over 29 years, including serving as Enterprise Security Executive. The CISO holds a B.S.B.A in Management Information Systems.

The CISO is responsible for reporting on information security matters, including cybersecurity risk, to the Board. The CISO provides updates to the Audit Committee on cybersecurity matters at each regularly scheduled Committee meeting (six times in 2023). The CISO’s update to the Committee generally address the cybersecurity threat landscape, information security trends, strategic initiatives related to information security, and cybersecurity program reviews. The CISO also updates the Risk Committee on cybersecurity matters and on Key’s compliance with the Gramm-Leach-Bliley Act on an annual basis and presents the Information Security Policy for approval. The CISO, along with Key’s Deputy CISO, also report annually to the Technology Committee to obtain approval on Key’s Cyber Strategy and Investment Plan. The CISO provides updates to the Board as needs arise and from time to time.

Key’s Deputy CISO leads the Corporate Information Security function, including the Cyber Defense Center, Identity
& Access Management Operations, Information Security Governance, and Security Architecture and Engineering.
The Deputy CISO has over 16 years of cybersecurity and technology risk management experience across financial services and retail, previously served as the Head of Information Security Governance within KeyCorp’s Corporate
Information Security group, as well as the Head of Cybersecurity and Technology Risk Oversight within KeyCorp’s
Risk Management group. He holds a bachelor’s degree in Finance and Management Information Systems and an
MBA.

The CISO reports to Key’s Chief Information Officer who oversees all of Key’s shared services for technology, operations, data, servicing, cyber and physical security, and corporate real estate solutions. Our Chief Information Officer, who has served in the role since 2012, has extensive experience overseeing technology and operations delivery for critical enterprise functions and has held various leadership roles during her over 30-year career in the financial services industry.

At the management level, our Enterprise Risk Management (ERM) Committee, chaired by the Chief Executive
Officer and comprising other senior level executives, including the Chief Information Officer, reports to the Board’s
Risk Committee and is responsible for managing risk, including cybersecurity risk. The ERM Committee serves as a senior level forum for review and discussion of material operational risk issues, including cybersecurity risk, and receives regular updates from the CISO regarding cybersecurity risk. The ERM Committee directly oversees the
Operational Risk Committee, which provides governance, direction, oversight, and high-level management of operational risk, including cybersecurity risk, and includes senior management representation from the LOB and support areas. The CISO is a voting member of the Operational Risk Committee.

The Operational Risk Committee also includes subcommittees which, among other things, address security issues and concerns, pursue security-related program enhancements, address fraud trends, provide input on fraud strategy, weigh the impacts of fraud risk on customers, business clients, and the LOB, and cascades awareness of fraud risks across Key.

Key also has a Privacy Team led by a Chief Privacy Officer (CPO) who has over ten years of experience in legal, compliance, and risk roles at financial institutions, focusing primarily on data protection and privacy. Our CPO holds an undergraduate degree in finance, a master’s degree in business administration, and a juris doctorate. He is licensed to practice law in the state of Ohio and has obtained the CIPP/US certification through the International
Association of Privacy Professionals. The CPO and Privacy team have the authority to escalate privacy risks to the
Board. The Privacy and Information Security teams work together to implement controls around how personally identifiable information is managed and protected and to comply with applicable laws and regulations.

Cybersecurity Incidents

When a cybersecurity incident is identified, we follow established processes in our enterprise privacy and cyber incident response plans, which are a supplement to our corporate incident response plan. These plans provide a framework to enable the appropriate personnel to recover operations in the event of a cyberattack and manage incidents impacting banking information, including our clients’ and employees’ information.

Our Core Incident Response Rapid Emergency Assessment and Coordination Team (Core IR REACT) is
responsible for responding to incidents, including cyberattacks, performing a preliminary assessment, and engaging additional support team members as necessary. The Core IR REACT team is a multidisciplinary team that is empowered to escalate issues, as appropriate, to our Crisis Management Team (CMT), which includes the CEO and senior executives from Key’s LOB and major support areas. The CMT provides overall strategic direction for incident responses and recovery. Incidents are also reported internally to key stakeholders through Key’s risk governance committee structure.

As discussed above in “Cybersecurity Risk Management,” the RRG shares the results of its independent internal audits of security activities at Key and the effectiveness of the IS Program with the line of business management,
Key’s Operational and Compliance Risk Management Groups, the Board’s Audit Committee, and banking regulators. Any identified gaps are risk rated, issued a due date for remediation, and tracked through completion of remediation. Remediation is then verified by the RRG.

ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located at 127 Public Square, Cleveland, Ohio 44114-1306 in the Key Center. At December 31, 2023, Key leased approximately 375,414 square feet of the complex, encompassing the first floor branch, the 2nd, 3rd and 5th through 9th office floors, the 12th floor, and the 54th through 56th floors of the 57-story Key Center. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and totaling 584,930 square feet at December 31, 2023. Our office space is used by all of our segments. As of the same date, KeyBank owned 415 branches and leased 544 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
ITEM 3.  LEGAL PROCEEDINGS
The information presented in the Legal Proceedings section of Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) of the Notes to Consolidated Financial Statements is incorporated herein by reference.
On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and any liabilities that may arise from outstanding legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
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
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2018, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group. Share price performance is not necessarily indicative of future price performance.

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

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. This authorization expired as of September 30, 2023. During the fourth quarter of 2023, Key repurchased less than $1 million of shares related to equity compensation programs.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2023.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs (b)
October 1 - 31	—	$—	—	$—
November 1 - 30	—	—	—	—
December 1 -31	1,744	13.73	—	—
Total	1,744	$13.73	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the fourth quarter of 2023.
(b)Our previous share purchase authorization expired as of September 30, 2023

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2023 and 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents. To review our financial condition and results of operations for 2021 and a comparison between the 2021 and 2022 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K filed with the SEC on February 22, 2023, which discussion is incorporated herein by reference.

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

For the 2023 fiscal year, our cash efficiency ratio and operating leverage were affected by an increase in noninterest expense and a decrease in revenues. Noninterest expense increased 7% from prior year including the impact of the FDIC special assessment as well as efficiency-related charges as we focused on expense management, including simplifying and streamlining our businesses. Net interest income decreased 13% from prior year reflecting higher interest-bearing deposit costs and a shift in funding mix to higher cost deposits and borrowings. Positive operating leverage remains one of our long-term financial targets.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

Our net charge-offs to average loans ratio remains near historically low levels and continues to reflect our proven underwrite-to-distribute model. We believe our strong risk management practices will allow us to continue supporting our clients, while maintaining our moderate risk profile, and will position Key to perform well through all business cycles.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

Our full-year dividend for 2023 was $.82. Our proactive balance sheet optimization efforts drove the increase in our CET1 ratio and improved our liquidity and funding profile. We believe that these proactive efforts will better position Key to deliver sound, profitable growth and value for all of our stakeholders.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship-based business model, growing our franchise, and being disciplined with respect to capital management. We intend to pursue this commitment by growing profitably; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our diverse and high-performing workforce. These strategic priorities for enhancing long-term shareholder value are described in more detail below.

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
•Maintain financial strength — With the foundation of a strong balance sheet, we intend to remain focused on sustaining strong reserves, liquidity, and capital. We plan to work closely with our Board and regulators to manage capital to support our clients’ needs and drive long-term shareholder value. Our capital position remains strong, and we are well-positioned relative to our capital priorities.
•Engage a high-performing, talented, and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We intend to continue to engage our high-performing, talented, and diverse workforce to create an environment where they can make a difference, own their careers, be respected, and feel a sense of pride.

Strategic developments

We took the following actions during 2023 in support of our corporate strategy:

•Throughout dynamic market conditions we continued to support our clients, growing in both commercial clients and consumer households and raising $80 billion in capital for our clients.
•We’ve continued to focus on relationships, primacy, and quality deposits, while de-emphasizing non-relationship business and significantly improving our funding and liquidity.
•Overall, credit quality remains strong reflecting our strong risk management discipline and our proven underwrite-to-distribute business model. We’ve continued to maintain low exposure in high-risk categories such as leveraged lending and office properties.
•We proactively managed our balance sheet by reducing risk-weighted assets, improving our capital position. At December 31, 2023, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 10.02% and 11.67%, respectively.
•We remained committed to our strategy to engage a high-performing, talented, and diverse workforce. We have been recognized by multiple organizations for our dedication to creating an environment where employees are treated with respect and empowered to bring their authentic selves to work. Some of these awards and recognitions included the Human Rights Campaign naming us one of the 2023 Equality 100 Award recipients as a leader in LGBTQ+ Workplace Inclusion, Bloomberg listing us on the Gender-Equality Index, G.I. Jobs and Military Spouse Magazine recognizing us as a Military Friendly® and Military Friendly® Spouse Employer, and receiving the Leading Disability Employer Seal from the National Organization on Disability. We were also named to DiversityInc’s 2023 Top 50 Companies for Diversity.

Current year expectations - full year 2024 vs. full year 2023

Category	Expectations (a)
Average loans	down 5% to 7%(c)
Average deposits	flat to down 2%
Net interest income (TE)	down 2% to 5%(c)
Noninterest income	up 5%+
Noninterest expense	relatively stable(b)
Net charge-offs to average loans	30 to 40 basis points (FY2024)
Effective tax rate	~20% (FY2024)
(a) Guidance range: relatively stable: +/- 2%.
(b) Excludes impact of the FDIC special assessment charge of $190 million, efficiency related expenses of $131 million, and a pension settlement charge of $18 million in 2023.
(c) Additional Guidance: End of period loans: relatively stable vs. year-end 2023 balances; Net interest income (TE): Up low-single digits vs. 4Q23 annualized exit rate, 10%+ 4Q24 vs. 4Q23.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2022, to the year ended December 31, 2023 (dollars in millions):
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

Net interest income (TE) for 2023 was $3.9 billion, and the net interest margin was 2.17%. Compared to 2022, net interest income (TE) decreased $611 million, and the net interest margin decreased by 47 basis points. The decline in net interest income (TE) and the net interest margin was driven by higher interest-bearing deposit costs and a shift in funding mix to higher cost deposits and borrowings. Partly offsetting the decline in net interest income and the net interest margin were higher earning asset balances and yields.
Average loans totaled $118.0 billion for 2023, compared to $111.3 billion in 2022. The $6.7 billion increase was driven by growth in commercial and industrial loans and consumer mortgage balances during the first half of 2023.

Average deposits totaled $144.1 billion for 2023, a decrease of $2.8 billion compared to 2022. The decrease was driven by changing client behavior as a result of higher interest rates.

Figure 1 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates over the past three years. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of our earning assets less the cost of funding, is calculated by dividing taxable-equivalent net interest income by average earning assets.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations(h)

Year ended December 31,	2023			2022			2021
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$59,379	$3,444	5.80%	$54,970	$2,148	3.91%	$50,931	$1,795	3.52%
Real estate — commercial mortgage	15,968	931	5.83	15,572	633	4.07	13,118	472	3.60
Real estate — construction	2,755	185	6.71	2,229	99	4.44	2,113	77	3.61
Commercial lease financing	3,703	116	3.13	3,869	98	2.54	4,019	114	2.84
Total commercial loans	81,805	4,676	5.72	76,640	2,978	3.89	70,181	2,458	3.50
Real estate — residential mortgage	21,428	699	3.26	19,036	559	2.94	12,252	348	2.84
Home equity loans	7,522	433	5.76	8,115	347	4.28	8,967	336	3.74
Consumer direct loans	6,228	304	4.88	6,490	277	4.27	5,105	233	4.56
Credit cards	986	136	13.88	959	107	11.23	925	94	10.11
Consumer indirect loans	35	1.71		62	—	—	2,839	90	3.19
Total consumer loans	36,199	1,573	4.35	34,662	1,290	3.72	30,088	1,101	3.66
Total loans	118,004	6,249	5.30	111,302	4,268	3.84	100,269	3,559	3.55
Loans held for sale	1,012	61	6.06	1,278	56	4.41	1,700	50	2.96
Securities available for sale (b), (e)	37,718	793	1.80	42,325	752	1.62	35,765	546	1.53
Held-to-maturity securities (b)	9,008	312	3.46	7,676	213	2.77	7,035	185	2.63
Trading account assets	1,138	55	4.85	850	31	3.61	820	19	2.35
Short-term investments	7,349	414	5.63	4,264	97	2.28	17,529	28.16
Other investments (e)	1,392	73	5.28	952	22	2.26	621	7	1.14
Total earning assets	175,621	7,957	4.37	168,647	5,439	3.15	163,739	4,394	2.69
Allowance for loan and lease losses	(1,419)			(1,101)			(1,340)
Accrued income and other assets	17,425			18,340			16,520
Discontinued assets	384			492			632
Total assets	$192,011			$186,378			$179,551
LIABILITIES
Money market deposits	$34,539	$666	1.93%	$35,966	$52.14%		$36,959	$15.04%
Demand deposits	54,711	1,102	2.01	49,707	182.37		47,777	26.05
Savings deposits	6,343	3.04		7,798	1.01		6,893	1.02
Certificates of deposit ($100,000 or more)(f)	4,517	171	3.79	1,455	8.56		2,135	16.72
Other time deposits	9,277	380	4.10	2,892	36	1.25	2,540	9.37
Total interest-bearing deposits	109,387	2,322	2.12	97,818	279.29		96,304	67.07
Federal funds purchased and securities sold under repurchase agreements	1,647	79	4.81	2,107	41	1.93	239	—	.02
Bank notes and other short-term borrowings	5,890	308	5.24	2,963	90	3.02	770	8	1.08
Long-term debt (f), (g)	20,983	1,305	6.22	14,915	475	3.19	12,391	221	1.79
Total interest-bearing liabilities	137,907	4,014	2.91	117,803	885.75		109,704	296.27
Noninterest-bearing deposits	34,672			49,044			48,731
Accrued expense and other liabilities	5,167			4,309			2,819
Discontinued liabilities (g)	384			492			632
Total liabilities	178,130			171,648			161,886
EQUITY
Key shareholders’ equity	13,881			14,730			17,665
Noncontrolling interests	—			—			—
Total equity	13,881			14,730			17,665
Total liabilities and equity	$192,011			$186,378			$179,551
Interest rate spread (TE)			1.46%			2.40%			2.42%
Net interest income (TE) and net interest margin (TE)		$3,943	2.17%		$4,554	2.64%		$4,098	2.50%
Less: TE adjustment (b)		30			27			27
Net interest income, GAAP basis		$3,913			$4,527			$4,071

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
(d)Commercial and industrial average loan balances include $196 million, $157 million, and $134 million of assets from commercial credit cards for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
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
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2023 vs. 2022
Dollars in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$261	$1,720	$1,981
Loans held for sale	(13)	18	5
Securities available for sale	(87)	128	41
Held-to-maturity securities	41	58	99
Trading account assets	12	12	24
Short-term investments	104	213	317
Other investments	14	37	51
Total interest income (TE)	332	2,186	2,518
INTEREST EXPENSE
Money market deposits	(2)	616	614
Demand deposits	20	900	920
Savings deposits	—	2	2
Certificates of deposit ($100,000 or more)	43	120	163
Other time deposits	169	175	344
Total interest-bearing deposits	230	1,813	2,043
Federal funds purchased and securities sold under repurchase agreements	(11)	49	38
Bank notes and other short-term borrowings	126	92	218
Long-term debt	248	582	830
Total interest expense	593	2,536	3,129
Net interest income (TE)	$(261)	$(350)	$(611)

(a)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses

PROVISION FOR CREDIT LOSSES (IN MILLIONS)

$445
$424
$1,021
$443
$(418)
$184
$502
$161
$489
$244
2019
2020
2021
2022
2023
PROVISION FOR CREDIT LOSSES (IN MILLIONS)
NET LOAN CHARGE-OFFS (IN MILLIONS)

Our provision for credit losses was a net charge of $489 million for 2023, compared to $502 million for 2022. The decrease in our provision for credit losses was driven by a lower reserve build, partly due to planned balance sheet optimization efforts over 2023, offset by higher net charge-offs. In 2022, the increase in provision for credit losses was a result of reserve increases largely driven by changes in the economic outlook and loan growth.

Noninterest income

Noninterest income for 2023 was $2.5 billion, compared to $2.7 billion during 2022. Noninterest income represented 39% of total revenue for 2023 and 37% of total revenue for 2022.

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

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management or administration that primarily generate these revenues are shown in Figure 4. For 2023, trust and investment services income decreased $10 million, or 1.9%. This was primarily due to a decrease in transactional commission based revenues slightly offset by an increase in investment management income and other fees stemming from increased assets under management.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2023, our bank, trust, and registered investment advisory subsidiaries had assets under management or administration of $54.9 billion, compared to $51.3 billion at December 31, 2022. The increase from 2022 to 2023 was attributable to movements in the equity markets and new business.

Figure 4. Assets Under Administration

Year ended December 31,			Change 2023 vs. 2022
Dollars in millions	2023	2022	Amount	Percent
Discretionary assets under management by investment type:
Equity	$30,724	$28,313	$2,411	8.5%
Fixed income	13,775	14,432	(657)	(4.6)
Money market	6,187	5,238	949	18.1
Total discretionary assets under management	$50,686	$47,983	$2,703	5.6%
Non-discretionary assets under administration	4,173	3,299	874	26.5
Total	$54,859	$51,282	$3,577	7.0%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity underwriting fees, merger and acquisition and debt placement advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2023, investment banking and debt placement fees decreased $96 million, or 15.0%, from the prior year reflective of the continued challenging environment in the capital markets.

Service charges on deposit accounts

Service charges on deposit accounts decreased $80 million, or 22.9%, in 2023 compared to the prior year. This decrease reflects the full year impact of new fee terms implemented in the second half of 2022 which eliminated NSF fees and introduced Key Coverage ZoneTM for overdraft fees, as well as lower account analysis fees related to the interest rate environment.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income remained relatively flat and only decreased $1 million, or 0.3%, in 2023 compared to 2022.

Other noninterest income

Other noninterest income decreased $61 million, or 7.1%, in 2023 compared to 2022, driven by decreases in corporate services income from lower derivatives trading income, decreases in operating lease income as our operating lease portfolio runs off, and decreases in consumer mortgage income from lower gain on sale margins. These decreases were slightly offset by an increase in commercial mortgage servicing fees driven by a higher servicing portfolio.
Noninterest expense
Noninterest expense for 2023 was $4.7 billion, compared to $4.4 billion for 2022. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2023.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 5. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR 2023

27%
3%
6%
8%
56%
Personnel
Computer Processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, intangible asset amortization and other miscellaneous expense. See the "Consolidated Statements of Income" in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $94 million, or 3.7%, in 2023 compared to 2022. Activity for the year was driven by higher salaries and severance with an offset from decreased incentive compensation costs from lower revenue generation in our variable expense businesses.
Figure 6. Personnel Expense

Year ended December 31, Dollars in millions			Change 2023 vs. 2022
	2023	2022	Amount	Percent
Salaries and contract labor	$1,649	$1,500	$149	9.9%
Incentive and stock-based compensation (a)	525	693	(168)	(24.2)
Employee benefits	405	363	42	11.6
Severance	81	10	71	N/M
Total personnel expense	$2,660	$2,566	$94	3.7%

N/M - Not meaningful
(a)Excludes directors’ stock-based compensation of $3 million in 2023 and $3 million in 2022, reported as “other noninterest expense” in Figure 5.

Non-personnel expense

In total, other non-personnel expense increased $230 million, or 12.5%, in 2023 compared to 2022 primarily due to the $190 million FDIC special assessment charge, as well as corporate real estate related rationalization costs recorded within other expense.

Income taxes

We recorded a tax provision from continuing operations of $196 million for 2023, compared to $422 million for 2022. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 16.9% for 2023 and 18.1% for 2022.

In 2023, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, and tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

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
Consumer Bank

Segment imperatives

•Execute a relationship-oriented growth strategy, which will enable us to grow (i) stable, low-cost deposits and (ii) valuable fee income streams, including wealth management and cards and payments
•Simplify our business to improve execution and efficiency while managing risk
•Meet the needs of our clients and communities in markets where we operate

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our clients’ needs not only today, but also for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. Key Consumer Bank’s focus on durable, long-term client relationships centered in core checking has been evident through the execution of our strategic priorities through focus areas such as developing a core Consumer relationship product suite and driving long-term deposits and fee income through new and enhanced products and services. Key continues to adapt to an increasingly digital world with an increased focus on client experience across our online banking channels. The advice our bankers provide, in combination with our products, services and digital platforms, place Key in a strong position to develop long-lasting and meaningful relationships with our current and prospective clients. Our goal is to help our clients move forward on their financial journeys and to be by their sides along the way.

Summary of operations

•Net income attributable to Key of $248 million in 2023, compared to $365 million in 2022, a decrease of 32.1%, largely driven by higher interest rates on deposits and the FDIC special assessment charge
•Taxable equivalent net interest income decreased in 2023 by $133 million, or 5.5%, from the prior year, reflecting higher interest-bearing deposit costs
•Average loans and leases increased in 2023 by $1.1 billion, or 2.6%, from the prior year, driven by increases in residential mortgage loans
•Average deposits decreased in 2023 by $6.2 billion, or 6.8%, from the prior year, driven by changes in client behavior due to the higher interest rate environment

Breakdown of 2023 average loans

Consumer direct loans: 14.7%
Credit cards: 2.3%
Home equity loans 17.7%
Commercial loans 15.0%
Real estate — residential mortgage: 50.3%

Breakdown of 2023 average deposits

Savings deposits
7.2%
Noninterest-bearing deposits
21.7%
Time deposits
8.9%
Money market deposits
33.9%
Demand deposits
28.3%

•Provision for credit losses decreased $82 million in 2023 compared to the prior year, driven by lower reserves due to planned balance sheet optimization efforts and changes in the economic outlook, offset by higher net charge-offs
•Noninterest income decreased in 2023 by $51 million, or 5.1%, driven by decreases in service charges on deposit accounts as a result of declining overdraft fee and NSF fees.
•Noninterest expense increased in 2023 by $52 million, or 1.9%, primarily reflective of the FDIC special assessment charge
Commercial Bank

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

Summary of operations

•Net income attributable to Key of $839 million in 2023, compared to $1.1 billion in 2022, a decrease of 26.7%, largely driven by an increase in reserves, increase in FDIC special assessment charges, lower investment banking and debt placement fees, and lower corporate services income
•Taxable equivalent net interest income decreased in 2023 by $52 million, or 2.8%, from the prior year, reflecting higher interest-bearing deposit costs and a shift in funding mix to higher-cost deposits
•Average loan and lease balances increased $5.6 billion in 2023, or 8.0%, driven by an increase in commercial and industrial loans and commercial real estate
•Average deposit balances decreased $798 million in 2023, or 1.5%, driven by changing client behavior due to the current economic environment while also being impacted by our focus on growing deposits across our commercial businesses
•Provision for credit losses increased $62 million in 2023 compared to the prior year, resulting from higher net-charge-offs and reserve increases driven by changes in portfolio activity and the economic outlook
•Noninterest income decreased $178 million in 2023, or 11.1%, from the prior year, driven by lower investment banking and debt placement fees, reflecting lower syndication and merger and acquisition advisory revenues, as well as a decline in corporate services income
•Noninterest expense increased by $69 million in 2023, or 4.0%, from the prior year, primarily due to the FDIC special assessment charge

Financial Condition
Loans and loans held for sale
Figure 7. Breakdown of Loans as of December 31, 2023
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 4 (“Loan Portfolio”) Item 8. Financial Statements of this report.

Figure 8 shows the composition of our loan portfolio at December 31 for each of the past two years.
Figure 8. Composition of Loans

	2023		2022
December 31, Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$55,815	49.6%	$59,647	50.0%
Commercial real estate:
Commercial mortgage	15,187	13.5	16,352	13.7
Construction	3,066	2.7	2,530	2.1
Total commercial real estate loans	18,253	16.2	18,882	15.8
Commercial lease financing (b)	3,523	3.1	3,936	3.3
Total commercial loans	77,591	68.9	82,465	69.1
CONSUMER
Real estate — residential mortgage	20,958	18.6	21,401	17.9
Home equity loans	7,139	6.4	7,951	6.6
Consumer direct loans	5,890	5.2	6,508	5.4
Credit cards	1,002	0.9	1,026	0.9
Consumer indirect loans	26	—	43	0.1
Total consumer loans	35,015	31.1	36,929	30.9
Total loans (c)	$112,606	100.0%	$119,394	100.0%

(a)Loan balances include $207 million and $172 million, of commercial credit card balances at December 31, 2023, and December 31, 2022, respectively.
(b)Commercial lease financing includes receivables held as collateral for a secured borrowing of $7 million and $8 million at December 31, 2023, and December 31, 2022, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(c)Total loans exclude loans of $339 million at December 31, 2023, and $434 million at December 31, 2022, related to the discontinued operations of the education lending business.
At December 31, 2023, total loans outstanding from continuing operations were $112.6 billion, compared to $119.4 billion at the end of 2022. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $77.6 billion at December 31, 2023, a decrease of $4.9 billion, or 5.9%, compared to December 31, 2022. The decrease was across all major commercial loan categories as a result of our planned balance sheet optimization efforts.

Figure 9 provides our commercial loan portfolio by industry classification as of December 31, 2023, and December 31, 2022.

Figure 9. Commercial Loans by Industry

December 31, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$925	$114	$74	$1,113	1.4%
Automotive	2,153	833	4	2,990	3.9
Business services	3,387	243	112	3,742	4.8
Commercial real estate	8,229	13,113	8	21,350	27.5
Construction materials and contractors	2,311	292	265	2,868	3.7
Consumer goods	3,851	622	268	4,741	6.1
Consumer services	4,568	774	327	5,669	7.3
Equipment	2,405	171	168	2,744	3.5
Finance	8,908	104	284	9,296	12.0
Healthcare	3,222	1,456	303	4,981	6.4
Materials and extraction	2,402	304	152	2,858	3.7
Oil and gas	2,212	37	12	2,261	2.9
Public exposure	2,241	8	513	2,762	3.6
Technology, media, and telecom	807	11	78	896	1.2
Transportation	988	97	466	1,551	2.0
Utilities	6,418	6	459	6,883	8.9
Other	788	68	30	886	1.1
Total	$55,815	$18,253	$3,523	$77,591	100.0%

December 31, 2022	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$829	$110	$83	$1,022	1.2%
Automotive	1,678	751	12	2,441	2.9
Business services	3,514	246	148	3,908	4.7
Commercial real estate	8,883	13,919	10	22,812	27.7
Construction materials and contractors	2,649	318	322	3,289	4.0
Consumer goods	4,643	576	288	5,507	6.7
Consumer services	5,009	900	346	6,255	7.6
Equipment	2,584	180	161	2,925	3.5
Finance	8,805	112	461	9,378	11.4
Healthcare	3,589	1,372	330	5,291	6.4
Materials and extraction	3,128	240	145	3,513	4.3
Oil and gas	2,399	33	20	2,452	3.0
Public exposure	2,534	9	580	3,123	3.8
Technology, media, and telecom	1,082	12	89	1,183	1.4
Transportation	1,092	137	477	1,706	2.1
Utilities	6,725	5	450	7,180	8.7
Other	504	(38)	14	480	.6
Total	$59,647	$18,882	$3,936	$82,465	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at December 31, 2023, and 50% at December 31, 2022. This portfolio is approximately 88% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $55.8 billion at December 31, 2023, a decrease of $3.8 billion, or 6.4%, compared to December 31, 2022. The decrease was broad-based and spread across most industry categories, reflecting our planned balance sheet optimization efforts.

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

At December 31, 2023, commercial real estate loans totaled $18.3 billion, comprised of $15.2 billion of mortgage loans and $3.1 billion of construction loans. Compared to December 31, 2022, this portfolio decreased $629 million driven by our planned balance sheet optimization efforts.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 17% of commercial real estate loans as of December 31, 2023. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of December 31, 2023, 78% of our construction portfolio are multi-family project loans. Our office exposure only represents 5% of commercial real estate loans at period end.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2023
Nonowner-occupied:
Diversified	$3	$—	$—	$3	$—	$16	$164	$186	1.0%	$—	$186
Industrial	58	24	80	110	230	280	20	802	4.4	168	634
Land & Residential	5	3	3	5	3	21	—	40.2		18	22
Lodging	48	—	3	4	46	66	55	222	1.2	5	217
Medical Office	37	—	42	1	21	97	75	273	1.5	27	246
Multifamily	1,237	552	1,271	1,272	2,707	1,370	444	8,853	48.5	2,389	6,464
Office	142	—	153	76	118	285	50	824	4.5	—	824
Retail	213	6	84	183	102	297	213	1,098	6.0	75	1,023
Self Storage	62	—	45	15	72	32	171	397	2.2	4	393
Senior Housing	124	22	143	88	65	120	213	775	4.2	126	649
Skilled Nursing	—	—	—	66	—	202	215	483	2.6	—	483
Student Housing	—	—	—	27	158	—	—	185	1.0	59	126
Other	1	12	8	35	37	67	160	320	1.8	—	320
Total nonowner-occupied	1,930	619	1,832	1,885	3,559	2,853	1,780	14,458	79.2	2,871	11,587
Owner-occupied	1,141	1	414	720	167	1,352	—	3,795	20.8	195	3,600
Total	$3,071	$620	$2,246	$2,605	$3,726	$4,205	$1,780	$18,253	100.0%	$3,066	$15,187

Nonowner-occupied:
Nonperforming loans	$1	$—	$46	$1	$9	$5	$38	$100	N/M	$—	$100
Accruing loans past due 90 days or more	1	—	—	6	—	3	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	3	—	12	—	7	7	—	29	N/M	—	29
December 31, 2022
Nonowner-occupied:
Diversified	$9	$—	$—	$4	$—	$24	$231	$268	1.4%	$—	$268
Industrial	75	25	101	135	220	284	52	892	4.7	203	689
Land & Residential	1	3	3	3	3	24	—	37.2		15	22
Lodging	58	—	10	4	20	72	41	205	1.1	22	183
Medical Office	47	—	43	9	19	98	25	241	1.3	64	177
Multifamily	1,083	533	1,388	1,264	2,813	1,370	438	8,889	47.1	1,705	7,184
Office	189	1	173	113	128	300	95	999	5.3	—	999
Retail	282	35	112	183	69	395	235	1,311	6.9	106	1,205
Self Storage	85	13	50	20	79	37	202	486	2.6	4	482
Senior Housing	150	57	144	76	118	120	235	900	4.8	194	706
Skilled Nursing	—	—	—	52	—	239	143	434	2.3	—	434
Student Housing	—	—	—	53	199	13	—	265	1.4	39	226
Other	24	4	9	79	42	83	195	436	2.3	2	434
Total nonowner-occupied	2,003	671	2,033	1,995	3,710	3,059	1,892	15,363	81.4	2,354	13,009
Owner-occupied	1,149	5	364	580	128	1,293	—	3,519	18.6	176	3,343
Total	$3,152	$676	$2,397	$2,575	$3,838	$4,352	$1,892	$18,882	100.0%	$2,530	$16,352

Nonperforming loans	$—	$—	$—	$2	$—	$7	$12	$21	N/M	$—	$21
Accruing loans past due 90 days or more	—	—	—	—	—	8	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	—	—	1	11	—	6	—	18	N/M	—	18

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2023, totaled $35.0 billion, a decrease of $1.9 billion, or 5.2%, from one year ago. This decrease reflects lower residential and consumer direct loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of December 31, 2023, representing approximately 60% of consumer loans. This is followed by our home equity portfolio comprising approximately 20% of consumer loans outstanding at year end.

We held the first lien position for approximately 64% of the home equity portfolio at December 31, 2023, and 66% at December 31, 2022. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Figure 11 presents our consumer loans by geography.

Figure 11. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2023
Washington	$4,520	$1,020	$226	$88	$1	$5,855
Ohio	2,704	1,029	250	203	1	4,187
New York	805	1,993	774	347	1	3,920
Colorado	3,001	277	149	32	—	3,459
California	2,294	14	496	3	4	2,811
Oregon	1,269	585	108	43	—	2,005
Pennsylvania	445	517	377	63	2	1,404
Florida	782	42	412	14	4	1,254
Utah	851	252	64	18	—	1,185
Connecticut	765	255	112	29	1	1,162
Other	3,522	1,155	2,922	162	12	7,773
Total	$20,958	$7,139	$5,890	$1,002	$26	$35,015

December 31, 2022
Washington	$4,621	$1,100	$253	$87	$2	$6,063
Ohio	2,766	1,173	347	214	5	4,505
New York	840	2,256	770	359	1	4,226
Colorado	3,006	301	171	32	—	3,510
California	2,357	16	538	4	6	2,921
Oregon	1,268	630	117	43	—	2,058
Pennsylvania	459	580	403	61	3	1,506
Florida	851	45	453	14	6	1,369
Texas	336	3	397	4	3	743
Illinois	134	3	212	2	1	352
Other	4,763	1,844	2,847	206	16	9,676
Total	$21,401	$7,951	$6,508	$1,026	$43	$36,929

Loan sales

As shown in Figure 12, during 2023, we sold $8.9 billion of our loans. Sales of loans classified as held for sale generated net gains of $135 million during 2023.

Figure 12 summarizes our loan sales during 2023 and 2022.

Figure 12. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2023
Fourth quarter	$35	$1,735	$21	$339	$2,130
Third quarter	85	2,861	49	345	3,340
Second quarter	118	1,431	28	283	1,860
First quarter	125	1,121	164	135	1,545
Total	$362	$7,148	$262	$1,103	$8,875

2022
Fourth quarter	$33	$2,774	$114	$235	$3,156
Third quarter	211	1,882	43	353	2,489
Second quarter	41	1,851	150	496	2,538
First quarter	1,469	1,909	39	901	4,318
Total	$1,754	$8,416	$346	$1,985	$12,501

Figure 13 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

December 31, Dollars in millions	2023	2022	2021	2020	2019
Commercial real estate loans	$499,449	$488,478	$444,131	$371,016	$347,186
Residential mortgage	11,193	11,026	10,312	8,311	6,146
Education loans	248	312	415	516	625
Commercial lease financing	1,946	1,646	1,236	1,359	1,047
Commercial loans	667	723	750	684	591
Consumer direct	408	509	699	1,711	2,243
Consumer indirect	792	1,536	2,714	—	—
Total	$514,703	$504,230	$460,257	$383,597	$357,838

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.5 billion of the $514.7 billion of loans administered or serviced at December 31, 2023. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 14 shows the remaining maturities of our loan portfolio and the sensitivity of certain loans to changes in interest rates as of December 31, 2023.

Figure 14. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates(a)

December 31, 2023
Dollars in millions	Within One Year	One - Five Years	Five - Fifteen Years	Over Fifteen Years	Total
Commercial
Commercial and industrial	$13,086	$37,501	$5,058	$170	$55,815
Commercial Mortgage	5,261	6,553	3,025	348	15,187
Real estate — construction	1,283	1,299	135	349	3,066
Commercial lease financing	388	1,857	1,278	—	3,523
Total commercial loans	$20,018	$47,210	$9,496	$867	$77,591

Consumer
Real estate - residential mortgage	$180	$40	$769	$19,969	$20,958
Home equity loans	96	250	2,135	4,658	7,139
Consumer direct loans	497	946	2,395	2,052	5,890
Credit Cards	1,002	—	—	—	1,002
Consumer indirect loans	—	20	5	1	26
Total consumer loans	1,775	1,256	5,304	26,680	35,015
Total loans	$21,793	$48,466	$14,800	$27,547	$112,606
Loans with floating or adjustable interest rates (b)		$41,916	$4,428	$13,153	$59,497
Loans with predetermined interest rates (c)		6,550	10,372	14,394	31,316
Total		$48,466	$14,800	$27,547	$90,813

(a)Accrued interest of $522 million at December 31, 2023, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.
(c)Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.
Securities
Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $45.8 billion at December 31, 2023, compared to $47.8 billion at December 31, 2022. Available-for-sale securities were $37.2 billion at December 31, 2023, compared to $39.1 billion at December 31, 2022. Held-to-maturity securities were $8.6 billion at December 31, 2023, compared to $8.7 billion at December 31, 2022.
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
Figure 15. Mortgage-Backed Securities by Issuer

December 31, Dollars in millions	2023	2022
FHLMC & FNMA	$24,302	$25,371
GNMA	11,665	11,620
Total (a)	$35,967	$36,991

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

Our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times served to provide the liquidity necessary to address our funding requirements. These funding requirements included periodic loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in high quality liquid assets, including GNMA-related securities, is related to liquidity management strategies to satisfy regulatory requirements.

Figure 16 shows the composition, TE yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 16. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(b)
December 31, 2023
Remaining maturity:
One year or less	$7,711	$29	$1	$72	$7,813	0.50%
After one through five years	1,090	1,653	2,303	2,633	7,679	2.44
After five through ten years	117	8,949	830	5,372	15,268	2.06
After ten years	108	4,847	455	1,015	6,425	1.78
Fair value	$9,026	$15,478	$3,589	$9,092	$37,185	—
Amortized cost	9,300	18,911	4,189	10,295	42,695	1.79%
Weighted-average yield (b)	0.83%	1.79%	1.62%	2.70%	1.79%	—
Weighted-average maturity	1.1 years	9.0 years	5.9 years	6.8 years	6.4 years	—
December 31, 2022
Fair value	$9,415	$16,433	$3,920	$9,349	$39,117	—%
Amortized cost	10,044	20,180	4,616	10,712	45,552	1.67
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Held-to-maturity securities
The majority of our held-to-maturity portfolio consists of Federal Agency CMOs and mortgage-backed securities. The portfolio is also comprised of asset-backed securities and foreign bonds. Figure 17 shows the composition, yields, and remaining maturities of these securities.
Figure 17. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2023
Remaining maturity:
One year or less	$14	$—	$4	$733	$4	$755	2.11%
After one through five years	1,446	112	2,155	2	25	3,740	3.34
After five through ten years	2,562	8	278	3	—	2,851	3.72
After ten years	1,148	45	36	—	—	1,229	4.26
Amortized cost	$5,170	$165	$2,473	$738	$29	$8,575	3.49%
Fair value	4,896	152	2,270	709	29	8,056	—
Weighted-average yield(b)	3.82%	2.81%	3.26%	2.09%	4.09%	3.49%	—
Weighted-average maturity	7.5 years	7.3 years	4.0 years	.6 years	2.5 years	5.9 years	—
December 31, 2022
Amortized cost	$4,586	$181	$2,522	$1,407	$14	$8,710	3.18%
Fair value	4,308	165	2,315	1,311	14	8,113	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at December 31, 2023

DEPOSIT PRODUCT MIX

21%
25%
4%
10%
40%
Money market deposits
Time deposits
Noninterest-bearing deposits
Savings deposits
Demand deposits

DEPOSIT BUSINESS MIX
46%
12%
9%
7%
26%
Retail
Middle Market
Large corporate
Business banking
Public sector

The following presents the breakdown of our deposits by product for the noted periods.

December 31,
Dollars in billions	2023	2022
Money market deposits	$37.0	$34.6
Demand deposits	57.7	52.1
Savings deposits	5.4	7.7
Time deposits	14.8	7.4
Noninterest bearing deposits	30.7	40.8
Total	$145.6	$142.6

Our highly diversified deposit base is our primary source of funding. At December 31, 2023, our deposits totaled $145.6 billion, an increase of $3.0 billion, compared to December 31, 2022. The increase reflects our durable relationship-based business model, in addition to changing client behavior as a result of higher interest rates.
Uninsured deposits totaled $61.5 billion and $67.1 billion at December 31, 2023 and December 31, 2022, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 19 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 19. Estimated Uninsured Deposits

December 31,
Dollars in billions	2023	2022
Uninsured deposits(a)	$61.5	$67.1
Total deposits	145.6	142.6
Uninsured % of Deposits	42%	47%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$9.5	$8.4

As of December 31, 2023 and December 31, 2022, approximately $13.1 billion and $11.6 billion, respectively, of uninsured deposits were collateralized by government-backed securities.

Figure 20 presents the maturity distribution of estimated uninsured time deposits.
Figure 20. Maturity Distribution of Uninsured Time Deposit Amounts

December 31,
Dollars in millions	2023	2022
Remaining maturity:
Three months or less	$480	$32
After three through six months	324	78
After six through twelve months	353	82
After twelve months	52	97
Total	$1,209	$289

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $22.6 billion at December 31, 2023, compared to $28.8 billion at December 31, 2022. The decrease reflects our balance sheet optimization efforts, which reduced our need for wholesale borrowings. For more information regarding our wholesale funds, see Item 7. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

Capital

Our capital management objective is to maintain capital levels consistent with our risk appetite and of a sufficient amount to operate under a wide range of economic conditions. Our current capital levels position us well to execute against our capital priorities including supporting organic growth and paying dividends.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 24 (“Shareholders' Equity”).
(a)Common Share repurchases were suspended during the second quarter of 2020 in response to the COVID-19 pandemic and resumed in the first quarter of 2021.

Dividends
Consistent with our capital plans, the Board declared a quarterly dividend of $.205 per Common Share for each of the four quarters of 2023. These quarterly dividend payments brought our annual dividend to $.82 per Common Share for 2023.

Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 28,577 holders of record at December 31, 2023. Our book value per Common Share was $13.02 based on 936.6 million shares outstanding at December 31, 2023, compared to $11.79 based on 933.3 million shares outstanding at December 31, 2022. At December 31, 2023, our tangible book value per Common Share was $10.02, compared to $8.75 at December 31, 2022.
Figure 21 shows activities that caused the change in our outstanding Common Shares over the past two years.
Figure 21. Changes in Common Shares Outstanding

		2023 Quarters
In thousands	2023	Fourth	Third	Second	First	2022
Shares outstanding at beginning of period	933,325	936,161	935,733	935,229	933,325	928,850
Open market repurchases and return of shares under employee compensation plans	(4,383)	(2)	(10)	(38)	(4,333)	(1,736)
Shares issued under employee compensation plans (net of cancellations)	7,622	405	438	542	6,237	6,211
Shares outstanding at end of period	936,564	936,564	936,161	935,733	935,229	933,325

During 2023, Common Shares outstanding increased by 3.2 million shares, primarily driven by issuances under employee compensation plans. For more information on share repurchases activity, see Note 24 (“Shareholders' Equity”).
At December 31, 2023, we had 320.1 million treasury shares, compared to 323.4 million treasury shares at December 31, 2022. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2023. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 7.8% at December 31, 2023, compared to 7.1% at December 31, 2022. Our tangible common equity to tangible assets ratio was 5.1% at December 31, 2023, compared to 4.4% at December 31, 2022. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2023, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.
Figure 22 represents the details of our regulatory capital positions at December 31, 2023, and December 31, 2022, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 24 (“Shareholders' Equity”).

Figure 22. Capital Components and Risk-Weighted Assets

December 31, Dollars in millions		2023	2022
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,637	$13,454
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	118	178
	Common Equity Tier 1 capital before adjustments and deductions	12,309	11,186
Less:	Goodwill, net of deferred taxes	2,594	2,612
	Intangible assets, net of deferred taxes	49	88
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,296)	(4,857)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(656)	(1,160)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(277)	(277)
	Total Common Equity Tier 1 capital	14,894	14,779
TIER 1 CAPITAL
Common Equity Tier 1		14,894	14,779
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	17,340	17,225
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		2,020	2,200
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,668	1,351
Less:	Deductions	—	—
	Total Tier 2 capital	3,688	3,551
	Total risk-based capital	$21,028	$20,776

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$115,861	$125,900
Risk-weighted off-balance sheet exposure		31,555	35,745
Market risk-equivalent assets		1,159	826
	Gross risk-weighted assets	148,575	162,471
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$148,575	$162,471
AVERAGE QUARTERLY TOTAL ASSETS		$191,948	$193,986

CAPITAL RATIOS
Tier 1 risk-based capital		11.67%	10.60%
Total risk-based capital		14.15	12.79
Leverage (d)		9.03	8.88
Common Equity Tier 1		10.02	9.10

(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $16 million and $21 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2023, and December 31, 2022, respectively.
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

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2023, is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.”

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

Group	Overview and Responsibilities	Activities
Board of Directors	–Oversight capacity –Oversees that Key’s risks are managed in a manner that is effective and balanced –Fiduciary duty to Key’s shareholders
–Understands Key's risk philosophy
–Approves the risk appetite
–Inquires about risk practices
–Reviews the portfolio of risks
–Compares the actual risks to the risk appetite
–Is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately
–Challenges management and promotes accountability

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2023, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. The MRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2023, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR for any day during the quarters ended December 31, 2023, and December 31, 2022. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of back testing are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.6 million at December 31, 2023, and $1.1 million at December 31, 2022. Figure 23 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2023, and December 31, 2022.

Figure 23. VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.3	$.7	$1.1	$1.1	$1.1	$.4	$.7	$.4
Derivatives:
Interest rate	$.5	$.3	$.4	$.4	$.7	$.2	$.3	$.6

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $4.0 million at December 31, 2023, and $1.9 million at December 31, 2022. Figure 24 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2023, and December 31, 2022. The increase in stressed VaR is due to a change in the size and composition of our fixed income inventory.

Figure 24. Stressed VaR for Significant Portfolios of Covered Positions

	2023				2022
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$4.7	$1.9	$3.1	$3.6	$2.4	$1.1	$1.6	$1.1
Derivatives:
Interest rate	$.4	$.2	$.3	$.3	$.7	$.2	$.3	$.6

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $6 million at December 31, 2023, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee, the ALCO, and the Treasury Risk Oversight Committee (“TROC”) review reports on the interest rate risk exposures described above. In addition, the ALCO reviews reports on stress tests and sensitivity analyses related to interest rate risk. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The A/LM policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. The MRM, as the second line of defense, provides additional oversight.

LIBOR Transition

Key had successfully transitioned substantially all of it its products away from LIBOR as of June 30, 2023. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms. We have also originated a small number of new loans using credit sensitive rates in a limited and managed fashion.

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

Figure 25 presents the results of the simulation analysis at December 31, 2023, and December 31, 2022. At December 31, 2023, our simulated impact to changes in interest rates was moderate low. The exposure to declining rates has decreased as a result of the change in balance sheet mix compared to the December 31, 2022 analysis. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 25. Simulated Change in Net Interest Income

	December 31, 2023		December 31, 2022
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	Mid 50s	N/A	Mid 40s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(0.01)%	(2.08)%	(1.66)%	(2.61)%

+200 NII at risk beta sensitivity	December 31, 2023
Beta assumption	Mid 60s	Low 60s	Mid 50s	Low 50s
Interest rate risk assessment	(4.65)%	(3.36)%	(2.08)%	(0.85)%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 25. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 29 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 123 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The resulting rate in the policy decline scenario is equal to the greater of the current fed funds target and zero. As of December 31, 2023, the policy decline scenario is minus 200 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of December 31, 2023.

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

Figure 26. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2023
				Weighted-Average			December 31, 2022
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$15,000	$(641)		2.3	2.0%	5.4%	$28,450	$(1,503)
Receive fixed/pay variable — conventional debt	8,976	(395)		3.9	2.5	5.4	10,995	(551)
Receive fixed/pay variable — forward loans	4,000	(27)		2.6	3.5	5.0	1,300	(8)
Receive fixed/pay variable — forward debt	1,411	(40)		6.6	3.1	5.3	—	—
Pay fixed/receive variable — conventional debt	50	1		4.5	5.6	3.6	50	1
Pay fixed/receive variable — securities	8,655	(152)		4.1	5.4	4.0	405	48
Total portfolio swaps	$38,092	$(1,254)	(a)	3.3	3.1%	5.0%	$41,200	$(2,013)	(a)

Floors — forward purchased	$3,250	$26		2.1	—%	—%	$—	$—
Floors — forward sold	3,250	(11)		2.1	—	—	—	—
Total floors	$6,500	$15		—	—%	—%	$—	$—

a.Excludes accrued interest of $58 million and $62 million at December 31, 2023, and December 31, 2022, respectively.

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
Governance structure
We manage liquidity for all of our affiliates on an integrated basis. This approach considers the funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. The approach also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to sufficient wholesale funding.
The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, the TROC, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Corporate Treasury Oversight group within the MRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.
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

During 2023, rating agencies reacted to the volatility in the banking industry by issuing updated ratings for numerous U.S. banks, including Key. On August 21, 2023, Standard & Poor’s downgraded KeyCorp’s and KeyBank’s Long-term Debt ratings from “BBB+” to “BBB”, and from “A-” to “BBB+”, respectively. On October 10, 2023, Fitch Ratings, Inc. downgraded both KeyCorp and KeyBank’s respective Long-Term Debt ratings from “A-” to “BBB+” and, on October 20, 2023, Moody’s downgraded KeyCorp and KeyBank's Long-term Debt ratings from "Baa1" to "Baa2", and from "A3" to "Baa1.” The rationales for Standard & Poor’s, Fitch Ratings, Inc., and Moody’s downgrades are documented in their respective credit opinions and analyses.

Our credit ratings at December 31, 2023, are shown in Figure 27. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 27. Credit Ratings

December 31, 2023	Short-Term Borrowings	Long-Term Deposits(a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch	F2	N/A	BBB+	N/A	BB	BB
DBRS	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch	F2	F2/A-	BBB+	BBB	N/A	N/A
DBRS	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F2 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Managing liquidity risk
Most of our liquidity risk is derived from our business model, which involves taking in deposits, many of which can be withdrawn at any time, and lending them out in the form of illiquid loan assets. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under stressed environments. We manage these exposures in accordance with our risk appetite, and within Board-approved policy limits.

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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 78% as of December 31, 2023. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 28 shows our available contingent liquidity at December 31, 2023 and December 31, 2022. In 2023, our secured term borrowings decreased $1.5 billion from a reduction in FHLB borrowings.
Figure 28. Available Contingent Liquidity

December 31,
Dollars in billions	2023	2022
Available contingent liquidity:
Unpledged securities	$7.5	$33.2
Net balances of federal funds sold and balances in our Federal Reserve account	10.7	2.4
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	54.7	33.8
Unused secured borrowing capacity at the FHLB	13.6	6.7
Total	$86.5	$76.1

Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2023, our loan-to-deposit ratio was 77.9%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.

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

On January 26, 2023, KeyBank issued $500 million of 4.70% Fixed Rate Senior Bank Notes due January 26, 2026 and $1 billion of 5.00% Fixed Rate Senior Bank Notes due January 26, 2033. Accordingly, at December 31, 2023, there was $15.5 billion available for issuance under the KeyBank Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2023, KeyCorp held $2.7 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2023, KeyBank paid $675 million in cash dividends to KeyCorp, and during the fourth quarter of 2023, KeyBank paid $150 million cash dividends to KeyCorp. At January 1, 2024, KeyBank had regulatory capacity to pay $2.3 billion in dividends to KeyCorp without prior regulatory approval. KeyCorp had no debt issuances during 2023.
Our liquidity position and recent activity

Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased primarily due to an increase in Key's cash position. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.
From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. During the third quarter of 2023, Key repurchased $92.3 million of KeyBank senior debt consisting of $13.1 million of 3.30% Senior Unsecured Debt due June 1, 2025, $64.7 million of 4.15% Senior Unsecured Debt due August 8, 2025, and $14.5 million of 4.70% Senior Unsecured Debt due January 26, 2026. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2023, and December 31, 2022.
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
Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at December 31, 2023, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date. For more information, see Note 5 (“Asset Quality”).
As shown in Figure 29, our ALLL from continuing operations increased by $171 million, or 12.8%, from December 31, 2022. The commercial ALLL increased by $196 million, or 22.7%, from December 31, 2022, driven by portfolio migration and changes in the economic outlook, including the impact from higher interest rates and lower commercial real estate values, partly offset by balance sheet reductions. The consumer ALLL decreased $25 million, or 5.3%, from December 31, 2022, largely driven by changes in the economic forecasts, including improved home price values.
Figure 29. Allocation of the Allowance for Loan and Lease Losses

	2023			2022
December 31, Dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$556	36.9%	49.6%	$601	45.0%	50.0%
Commercial real estate:
Commercial mortgage	419	27.8	13.5	203	15.2	13.7
Construction	52	3.4	2.7	28	2.1	2.1
Total commercial real estate loans	471	31.2	16.2	231	17.3	15.8
Commercial lease financing	33	2.2	3.1	32	2.4	3.3
Total commercial loans	1,060	70.3	68.9	864	64.7	69.1
Real estate — residential mortgage	162	10.7	18.6	196	14.7	17.9
Home equity loans	86	5.7	6.4	98	7.3	6.6
Consumer direct loans	121	8.0	5.2	111	8.3	5.4
Credit cards	78	5.2	.9	66	4.9	.9
Consumer indirect loans	1.1		—	2.1		.1
Total consumer loans	448	29.7	31.1	473	35.3	30.9
Total loans (a)	$1,508	100.0%	100.0%	$1,337	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $16 million at December 31, 2023, and $21 million at December 31, 2022.

Net loan charge-offs
Figure 30 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32. Figure 31 shows the ratio of net charge-offs by loan category as a percentage of the respective average loan balance.
Over the past 12 months, net loan charge-offs increased $83 million.
Figure 30. Net Loan Charge-offs from Continuing Operations

Year ended December 31,
Dollars in millions	2023	2022
Commercial and industrial	$144	$103
Real estate — commercial mortgage	37	18
Real estate — construction	(1)	(1)
Commercial lease financing(a)	(5)	(2)
Total commercial loans	175	118
Real estate — residential mortgage(a)	(3)	(7)
Home equity loans	(1)	(2)
Consumer direct loans	43	26
Credit cards	30	24
Consumer indirect loans	—	2
Total consumer loans	69	43
Total net loan charge-offs	$244	$161
Net loan charge-offs to average loans	.21%	.14%
Net loan charge-offs from discontinued operations — education lending business	$3	$4
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 31. Net Loan Charge-offs to Average Loans from Continuing Operations

Year ended December 31,
	2023	2022
Commercial and industrial	0.24%	0.19%
Real estate — commercial mortgage	0.23	0.12
Real estate — construction	(0.04)	(0.04)
Commercial lease financing(a)	(0.14)	(0.05)
Total commercial loans	0.21	0.15
Real estate — residential mortgage(a)	(0.01)	(0.04)
Home equity loans	(0.01)	(0.02)
Consumer direct loans	0.69	0.40
Credit cards	3.04	2.50
Consumer indirect loans	—	3.23
Total consumer loans	0.19	0.12
Total net loan charge-offs	0.21%	0.14%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, Dollars in millions	2023	2022
Average loans outstanding	$118,004	$111,302
Allowance for loan and lease losses at beginning of period	$1,337	$1,061
Loans charged off:
Commercial and industrial	$188	$153
Real estate — commercial mortgage	39	23
Real estate — construction	—	—
Total commercial real estate loans (a)	39	23
Commercial lease financing	—	2
Total commercial loans (b)	227	178
Real estate — residential mortgage	1	(2)
Home equity loans	2	1
Consumer direct loans	50	34
Credit cards	37	30
Consumer indirect loans	1	4
Total consumer loans	91	67
Total loans charged off	318	245
Recoveries:
Commercial and industrial	44	50
Real estate — commercial mortgage	2	5
Real estate — construction	1	1
Total commercial real estate loans (a)	3	6
Commercial lease financing	5	4
Total commercial loans (b)	52	60
Real estate — residential mortgage	4	5
Home equity loans	3	3
Consumer direct loans	7	8
Credit cards	7	6
Consumer indirect loans	1	2
Total consumer loans	22	24
Total recoveries	74	84
Net loan charge-offs	(244)	(161)
Provision (credit) for loan and lease losses	415	437
Allowance for loan and lease losses at end of year	$1,508	$1,337
Liability for credit losses on lending-related commitments at beginning of the year	225	160
Provision (credit) for losses on lending-related commitments	74	65
Liability for credit losses on lending-related commitments at end of the year (c)	$296	$225
Total allowance for credit losses at end of the year	$1,804	$1,562
Net loan charge-offs to average total loans	.21%	.14%
Allowance for loan and lease losses to period-end loans	1.34	1.12
Allowance for credit losses to period-end loans	1.60	1.31
Allowance for loan and lease losses to nonperforming loans	262.7	345.5
Allowance for credit losses to nonperforming loans	314.3	403.6
Discontinued operations — education lending business:
Loans charged off	$4	$6
Recoveries	1	2
Net loan charge-offs	$(3)	$(4)

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

Nonperforming assets

Figure 33 shows the composition of our nonperforming assets. As shown in Figure 33, nonperforming assets increased $171 million during 2023. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.
Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
Dollars in millions	2023	2022
Commercial and industrial	$297	$174

Real estate — commercial mortgage	100	21
Real estate — construction	—	—
Total commercial real estate loans (a)	100	21
Commercial lease financing	—	1
Total commercial loans (b)	397	196
Real estate — residential mortgage	71	77
Home equity loans	97	107
Consumer direct loans	3	3
Credit cards	5	3
Consumer indirect loans	1	1
Total consumer loans	177	191
Total nonperforming loans	574	387
Nonperforming loans held for sale	—	20
OREO	17	13
Other nonperforming assets	—	—
Total nonperforming assets	$591	$420

Accruing loans past due 90 days or more	$107	$60
Accruing loans past due 30 through 89 days	222	180
Restructured loans — accruing and nonaccruing (c)	N/A	236
Restructured loans included in nonperforming loans (c)	N/A	118
Nonperforming assets from discontinued operations — education lending business	3	3
Nonperforming loans to period-end portfolio loans	.51%	.32%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.52	.35

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
Figure 34 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2023, and December 31, 2022.
Figure 34. Summary of Changes in Nonperforming Loans from Continuing Operations

		2023 Quarters
Dollars in millions	2023	Fourth	Third	Second	First	2022
Balance at beginning of period	$387	$455	$431	$416	$387	$454
Loans placed on nonaccrual status	768	297	159	169	143	398
Charge-offs	(318)	(95)	(87)	(76)	(60)	(244)
Loans sold	(38)	(9)	(4)	(23)	(2)	(15)
Payments	(132)	(56)	(25)	(20)	(31)	(113)
Transfers to OREO	(9)	(2)	(3)	(2)	(2)	(5)
Loans returned to accrual status	(84)	(16)	(16)	(33)	(19)	(88)
Balance at end of period	$574	$574	$455	$431	$416	$387

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

Cybersecurity

For information on our cybersecurity risk management and governance practices, please see Item 1C. Cybersecurity of this report.

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

	Year ended December 31,
	Dollars in millions	2023	2022	2021
	Tangible common equity to tangible assets at period end
	Key shareholders’ equity (GAAP)	$14,637	$13,454	$17,423
Less:	Intangible assets (a)	2,806	2,844	2,820
	Preferred Stock (b)	2,446	2,446	1,856
	Tangible common equity (non-GAAP)	$9,385	$8,164	$12,747
	Total assets (GAAP)	$188,281	$189,813	$186,346
Less:	Intangible assets (a)	2,806	2,844	2,820
	Tangible assets (non-GAAP)	$185,475	$186,969	$183,526
	Tangible common equity to tangible assets ratio (non-GAAP)	5.06%	4.37%	6.95%
	Average tangible common equity
	Average Key shareholders’ equity (GAAP)	$13,881	$14,730	$17,665
Less:	Intangible assets (average) (c)	2,826	2,839	2,829
	Preferred Stock (average)	2,500	2,114	1,900
	Average tangible common equity (non-GAAP)	$8,555	$9,777	$12,936
	Return on average tangible common equity from continuing operations
	Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$821	$1,793	$2,506

	Average tangible common equity (non-GAAP)	$8,555	$9,777	$12,936
	Return on average tangible common equity from continuing operations (non-GAAP)	9.60%	18.34%	19.37%
	Return on average tangible common equity consolidated
	Net income (loss) attributable to Key common shareholders (GAAP)	$824	$1,799	$2,519
	Average tangible common equity (non-GAAP)	8,555	9,777	12,936
	Return on average tangible common equity consolidated (non-GAAP)	9.63%	18.40%	19.47%
(a)For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, intangible assets exclude $1 million, $2 million, and $3 million, respectively, of period-end purchased credit card relationships.
(b)Net of capital surplus.
(c)For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, average intangible assets exclude $1 million, $2 million, and $4 million, respectively, of average purchased credit card relationships.

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

Year ended December 31,
Dollars in millions		2023	2022	2021
Cash efficiency ratio
Noninterest expense (GAAP)		$4,734	$4,410	$4,429
Less:	Intangible asset amortization (GAAP)	39	47	58
Adjusted noninterest expense (non-GAAP)		$4,695	$4,363	$4,371

Net interest income (GAAP)		$3,913	$4,527	$4,071
Plus:	TE adjustment	30	27	27
Net interest income TE (non-GAAP)		3,943	4,554	4,098
Noninterest income (GAAP)		2,470	2,718	3,194
Total TE revenue (non-GAAP)		$6,413	$7,272	$7,292

Cash efficiency ratio (non-GAAP)		73.2%	60.0%	59.9%
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

We use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller loan portfolios. Probability of default models estimate the likelihood a borrower will cease making payments as agreed. These models use observed loan-level information and projected paths of macroeconomic variables. Borrower credit attributes including FICO scores of consumers and internally assigned risk ratings for commercial borrowers are significant inputs to the models. Consumer FICO scores are refreshed quarterly and commercial risk ratings are updated annually with select borrowers updated more frequently. The macroeconomic trends that have a significant impact on the probability of default vary by portfolio segment. Exposure at default models estimate the loan balance at the time of default. We use an amortization based formulaic approach to estimate account level EAD for all term loans. We use portfolio specific methods in each of our revolving product portfolios. LGD models estimate the loss we will suffer once a loan is in default. Account level inputs to LGD models include collateral attributes, such as loan to value.

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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compare the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 4 percentage point decline in GDP annualized growth and an approximate 3 percentage point increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.7x for commercial and 1.6x for the consumer modeled allowance results.

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

We performed a quantitative annual goodwill impairment test as of October 1, 2023. The quantitative test estimates the fair value of the reporting units using the income approach (weighted 50%) and two market based approaches: the publicly traded company approach (weighted 25%) and the recent transactions approach (weighted 25%). For the market based approaches, valuations of reporting units considered a combination of earnings and equity multiples based on either public companies with characteristics similar to the reporting unit or actual prices paid from recent transactions. Since the fair values determined under the market approaches are representative of noncontrolling interests, the valuations incorporated a control premium. For the income approach, estimated future cash flows were derived from internal forecasts and economic expectations for each reporting unit.

The inputs and assumptions utilized for the valuation of each reporting unit include projections of future cash flows, discount rates, valuation multiples of comparable public companies, and recent transaction information. Future cash flows are based on multi-year forecasts for each reporting unit and include inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. A terminal growth rate is estimated for each reporting unit based on market expectations of inflation and economic conditions in the financial services industry. Discount rates are developed using the CAPM which considers a risk free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium, and a company specific risk premium. The discount rates used for the Consumer, Commercial, and Institutional reporting units were, 13%, 13.5%, and 13.5%, respectively.

The results of the annual goodwill impairment test indicated that the fair values of the Consumer, Commercial and Institutional Bank reporting units were in excess of their respective carrying values, therefore, there was no goodwill impairment. However, for the Institutional Bank reporting unit, the fair value of the reporting united exceeded its carrying value by 7%, indicating that the $133 million of goodwill allocated to this reporting unit could be at risk of future impairment. The combined fair value of all reporting units was considered reasonable by comparison to Key's market capitalization. The estimated fair values of each reporting unit are sensitive to changes in management’s estimates and assumptions. Changes in the estimates and assumptions could result in instances in which the fair value of a reporting unit is less than its carrying value. We have performed sensitivity analyses around certain assumptions to assess their reasonableness and impact on the reporting units’ fair values. The analysis of the Institutional Bank reporting unit indicated that if the discount rate utilized in the income approach was increased or decreased by 50 basis points, the estimated fair value of the reporting unit inclusive of the weighted results of the market approaches would decrease or increase approximately 2%, respectively. If the noninterest income rate utilized in the income approach was increased or decreased by 10%, the estimated fair value of the reporting unit inclusive of the weighted results of the market approaches would increase or decrease by approximately 10%, respectively, which if a decrease would result in goodwill impairment. Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment.
Additionally, we monitored events and circumstances during the period from October 1, 2023 through December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Key specific performance indicators, a comparison of management’s forecast and assumptions to those used in the October 1, 2023 quantitative impairment test, and the sensitivity of the October 1, 2023 quantitative test results to changes in assumptions through December 31, 2023. Based on these considerations, we concluded that it was not more-likely-than-not that the fair value of one or more of the reporting units was below its respective carrying value as of December 31, 2023.

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
Contingent liabilities, guarantees and income taxes
Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee. Contingent aspects of guarantees within the scope of ASC 326 are assessed a reserve under CECL. There is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2023.
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

Accounting and reporting developments

Accounting guidance pending adoption

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-05 Business Combinations— Joint Venture Formations (Subtopic 805-60)	January 1, 2025 Early adoption is permitted.	This guidance requires that a joint venture apply a new basis of accounting upon its initial formation. By doing this, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value, with certain exceptions. Existing joint ventures have the option to apply this new guidance retrospectively as long as they have sufficient information to do so.
The guidance is not expected to have any impact on Key’s financial condition or results of operations.
ASU 2023-06 Disclosure Improvements	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.	This guidance clarifies and improves disclosure requirements for a variety of topics. The amendments should be applied prospectively.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2023-07 Segment Reporting (Topic 280)	Annual periods beginning January 1, 2024 Interim periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain segment disclosures in annual and interim periods. It also clarifies that companies may report on additional measures if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.

		The guidance should be applied on a retrospective basis.	We are still assessing the impact on Key’s disclosures.
ASU 2023-09 Income Taxes (Topic 740)	January 1, 2025 Early adoption is permitted.	This guidance requires certain tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	We are still assessing the impact on Key’s disclosures.

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

During 2023, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, the Corporation maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of the Corporation is properly reported to its Chief Executive Officer, Chief Financial Officer, General Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2023.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 22, 2024.

Christopher M. Gorman                        Clark H. Khayat
Chairman and Chief Executive Officer                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KeyCorp at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses
Description of the Matter

KeyCorp’s loan and lease portfolio totaled $112.6 billion as of December 31, 2023 and the associated ALLL was $1.5 billion. As discussed in Note 1 and 5 of the financial statements, the ALLL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL using relevant available information, from internal and external sources, relating to past events, current portfolio specific and economic conditions, and reasonable and supportable forecasts. The ALLL is the sum of (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves. Management estimates the quantitative reserves using probability of default / loss given default / exposure at default models (“loss forecasting models”), as well as other estimation methods for smaller loan portfolios. The ALLL also considers qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to reflect management’s best estimate of current expected credit losses.

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

With the assistance of EY specialists, we tested management’s loss forecasting models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key modeling assumptions, including the reasonable and supportable forecast period, and independently recalculating model output. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, management’s policies and procedures, and lending personnel. For example, we evaluated the reasonableness of qualitative adjustments (or lack thereof) for concentrations of credit by independently comparing to loan portfolio information. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g., macroeconomic data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ALLL, inclusive of qualitative factor adjustments, appropriately reflects losses expected in the loan and lease portfolio by comparing to peer bank data.

Goodwill Impairment Test of the Institutional Bank Reporting Unit
Description of the Matter
KeyCorp has a goodwill balance of $2.8 billion as of December 31, 2023, of which $133 million is allocated to the Institutional Bank reporting unit. As discussed in Notes 1 and 12 of the financial statements, management performs an annual goodwill impairment test at the reporting unit level as of October 1, or more frequently as events occur or circumstances change that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. Management estimates the fair value of its reporting units by using a combination of income and market approaches. The income approach consists of discounted cash flow modeling that uses internal forecasts and various other inputs and assumptions. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity.

Auditing management's annual goodwill impairment test for the Institutional Bank reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to the (i) discounted cash flow method of the income approach and its significant assumptions, which include the terminal growth rate and discount rate and (ii) valuation multiples of comparable public companies and recent transaction information.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over KeyCorp’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

With the assistance of EY specialists, we evaluated management’s fair value methodology, assessed the reasonableness of significant assumptions used in the discounted cash flow method, evaluated the appropriateness of selected multiples of comparable public companies and recent transaction information used in the market approach, developed an independent fair value range of the Institutional Bank reporting unit and compared the results to management’s fair value estimate and carrying value of the Institutional Bank reporting unit, and reconciled management’s estimated fair value of KeyCorp to its market capitalization as of the annual measurement date.

We have served as KeyCorp’s auditor since 1994. Cleveland, Ohio February 22, 2024

Consolidated Balance Sheets

December 31,
Dollars in millions, except per share data	2023	2022
ASSETS
Cash and due from banks	$941	$887
Short-term investments	10,817	2,432
Trading account assets	1,142	829
Securities available for sale	37,185	39,117
Held-to-maturity securities (fair value: $8,056 and $8,113)	8,575	8,710
Other investments	1,244	1,308
Loans, net of unearned income of $356 and $368	112,606	119,394
Allowance for loan and lease losses	(1,508)	(1,337)
Net loans	111,098	118,057
Loans held for sale (a)	483	963
Premises and equipment	661	636
Goodwill	2,752	2,752
Other intangible assets	55	94
Corporate-owned life insurance	4,383	4,369
Accrued income and other assets	8,601	9,223
Discontinued assets	344	436
Total assets	$188,281	$189,813
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$114,859	$101,761
Noninterest-bearing deposits	30,728	40,834
Total deposits	145,587	142,595
Federal funds purchased and securities sold under repurchase agreements	38	4,077
Bank notes and other short-term borrowings	3,053	5,386
Accrued expense and other liabilities	5,412	4,994
Long-term debt	19,554	19,307
Total liabilities	173,644	176,359
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,281	6,286
Retained earnings	15,672	15,616
Treasury stock, at cost (320,138,094 and 323,377,500 shares)	(5,844)	(5,910)
Accumulated other comprehensive income (loss)	(5,229)	(6,295)
Total equity	14,637	13,454
Total liabilities and equity	$188,281	$189,813

(a)Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $51 million at December 31, 2023, and $24 million at December 31, 2022.
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
Dollars in millions, except per share amounts	2023	2022	2021
INTEREST INCOME
Loans	$6,219	$4,241	$3,532
Loans held for sale	61	56	50
Securities available for sale	793	752	546
Held-to-maturity securities	312	213	185
Trading account assets	55	31	19
Short-term investments	414	97	28
Other investments	73	22	7
Total interest income	7,927	5,412	4,367
INTEREST EXPENSE
Deposits	2,322	279	67
Federal funds purchased and securities sold under repurchase agreements	79	41	—
Bank notes and other short-term borrowings	308	90	8
Long-term debt	1,305	475	221
Total interest expense	4,014	885	296
NET INTEREST INCOME	3,913	4,527	4,071
Provision for credit losses	489	502	(418)
Net interest income after provision for credit losses	3,424	4,025	4,489
NONINTEREST INCOME
Trust and investment services income	516	526	530
Investment banking and debt placement fees	542	638	937
Cards and payments income	340	341	415
Service charges on deposit accounts	270	350	337
Corporate services income	302	372	288
Commercial mortgage servicing fees	190	167	160
Corporate-owned life insurance income	132	132	128
Consumer mortgage income	51	58	131
Operating lease income and other leasing gains	92	103	148
Other income(a)	35	31	120
Total noninterest income	2,470	2,718	3,194
NONINTEREST EXPENSE
Personnel	2,660	2,566	2,561
Net occupancy	267	295	300
Computer processing	368	314	284
Business services and professional fees	168	212	227
Equipment	88	92	100
Operating lease expense	77	101	126
Marketing	109	123	126
Other expense	997	707	705
Total noninterest expense	4,734	4,410	4,429
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,160	2,333	3,254
Income taxes	196	422	642
INCOME (LOSS) FROM CONTINUING OPERATIONS	964	1,911	2,612
Income (loss) from discontinued operations	3	6	13
NET INCOME (LOSS)	967	1,917	2,625
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$967	$1,917	$2,625
Income (loss) from continuing operations attributable to Key common shareholders	$821	$1,793	$2,506
Net income (loss) attributable to Key common shareholders	824	1,799	2,519
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$1.94	$2.64
Income (loss) from discontinued operations, net of taxes	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.89	1.94	2.65
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$1.92	$2.62
Income (loss) from discontinued operations, net of taxes	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.88	1.93	2.63
Weighted-average Common Shares outstanding (000)	927,217	924,363	947,065
Effect of convertible preferred stock	—	—	—
Effect of Common Share options and other stock awards	5,542	8,696	10,349
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	932,759	933,059	957,414

(a)Net securities gains (losses) totaled $(11) million for the year ended December 31, 2023, $9 million for the year ended December 31, 2022, and $7 million for the year ended December 31, 2021.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
Dollars in millions	2023	2022	2021
Net income (loss)	$967	$1,917	$2,625
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(222), $1,415, and $306	705	(4,492)	(970)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(114), $382, and $122	361	(1,212)	(388)
Net pension and postretirement benefit costs, net of income taxes of $0, $1, and $(11)	—	(5)	34
Total other comprehensive income (loss), net of tax	1,066	(5,709)	(1,324)
Comprehensive income (loss) attributable to Key	$2,033	$(3,792)	$1,301

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	$17,981
Net income (loss)						2,625			2,625
Other comprehensive income (loss)								(1,324)	(1,324)
Deferred compensation					9				9
Cash dividends declared
Common Shares ($.75 per share)						(717)			(717)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(25)			(25)
Series G Preferred Stock ($.1.406252 per depositary share)						(24)			(24)
Open market Common Share repurchases		(27,346)					(559)		(559)
Employee equity compensation program Common Share repurchases		(1,611)			—		(32)		(32)
Common shares reissued (returned) for stock options and other employee benefit plans		8,061			(12)		143		131
Common Share repurchases under ASR program		(26,027)			—		(585)		(585)
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						1,917			1,917
Other comprehensive income (loss)								(5,709)	(5,709)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.79 per share)						(736)			(736)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ($.477917 per depositary share)						(12)			(12)
Open market Common Share repurchases		—							—
Employee equity compensation program Common Share repurchases		(1,736)			—		(44)		(44)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,211			24		113		137
Issuance of Series H Preferred stock	600		600		(10)				590
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						967			967
Other comprehensive income (loss)								1,066	1,066
Deferred compensation					(5)				(5)
Cash dividends declared
Common Shares ($0.82 per share)						(768)			(768)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ( $1.55 per depositary share)						(37)			(37)
Open market Common Share repurchases		(2,550)					(38)		(38)
Employee equity compensation program Common Share repurchases		(1,833)					(34)		(34)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,622			—		138		138
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637

Consolidated Statements of Cash Flows

Year ended December 31,
Dollars in millions	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$967	$1,917	$2,625
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	489	502	(418)
Depreciation and amortization expense, net	134	137	32
Accretion of acquired loans	20	27	24
Increase in cash surrender value of corporate-owned life insurance	(110)	(113)	(113)
Stock-based compensation expense	121	120	104
Deferred income taxes (benefit)	(108)	(27)	146
Proceeds from sales of loans held for sale	8,859	12,496	16,114
Originations of loans held for sale, net of repayments	(8,434)	(10,684)	(16,497)
Net losses (gains) from sale of loans held for sale	(135)	(151)	(282)
Net losses (gains) on leased equipment	(9)	7	(12)
Net securities and other investments losses (gains)	11	(9)	(7)
Net losses (gains) on sales of fixed assets	18	(7)	18
Net decrease (increase) in trading account assets	(313)	(128)	34
Net transfer of loans held for sale	—	—	—
Other operating activities, net	1,393	382	(615)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,903	4,469	1,153
INVESTING ACTIVITIES
Purchases of intangible assets via acquisitions	—	(12)	—
Cash received (used) in acquisitions, net of cash acquired	—	(58)	(29)
Net decrease (increase) in short-term investments, excluding acquisitions	(8,385)	8,578	5,184
Purchases of securities available for sale	(2,160)	(4,473)	(28,190)
Proceeds from sales of securities available for sale	1,752	—	1,375
Proceeds from prepayments and maturities of securities available for sale	3,225	4,545	7,623
Proceeds from prepayments and maturities of held-to-maturity securities	1,343	2,291	2,889
Purchases of held-to-maturity securities	(1,194)	(3,670)	(3)
Purchases of other investments	(599)	(667)	(55)
Proceeds from sales of other investments	646	17	41
Proceeds from prepayments and maturities of other investments	11	15	26
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	6,668	(17,649)	(4,276)
Proceeds from sales of portfolio loans	151	157	337
Proceeds from corporate-owned life insurance	96	72	72
Purchases of premises, equipment, and software	(142)	(96)	(66)
Proceeds from sales of premises and equipment	5	16	4
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,417	(10,934)	(15,068)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	2,992	(9,977)	17,290
Net increase (decrease) in short-term borrowings	(6,372)	8,702	(218)
Net proceeds from issuance of long-term debt	5,240	16,596	1,203
Payments on long-term debt	(5,052)	(8,580)	(2,566)
Repurchases of long-term debt	(92)	—	—
Issuance of preferred shares	—	590	—
Open market common share repurchases	(38)	—	(559)
Employee equity compensation program Common Share repurchases	(34)	(44)	(32)
Common share purchases under ASR program	—	—	(585)
Net proceeds from reissuance of Common Shares	1	6	27
Cash dividends paid	(911)	(854)	(823)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,266)	6,439	13,737
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	54	(26)	(178)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	887	913	1,091
CASH AND DUE FROM BANKS AT END OF YEAR	$941	$887	$913

Additional disclosures relative to cash flows:
Interest paid	$3,109	$601	$363
Income taxes paid	156	292	277
Noncash items:
Reduction of secured borrowing and related collateral	$6	$9	$9
Loans transferred to portfolio from held for sale	208	105	87
Loans transferred to held for sale from portfolio	19	—	3,403
Loans transferred to other real estate owned	7	6	4
CMBS risk retentions	—	12	28
ABS risk retentions	7	8	11
Securities received as consideration	—	—	2,825
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2023, KeyBank operated 959 full-service retail banking branches and 1,217 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Consumer Bank and Commercial Bank, is included in Note 25 (“Business Segment Reporting”).

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

The consolidated financial statements also include the accounts of any voting rights entities in which we have a controlling financial interest and certain VIEs. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly affect the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). See Note 13 (“Variable Interest Entities”) for information on our involvement with VIEs.

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

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income and may include commercial and consumer loans and leases, modified loans to borrowers experiencing financial difficulty, and nonaccruing TDR loans prior to the adoption of ASU 2022-02. Nonperforming loans do not include loans held for sale. Once a loan is designated nonaccrual, the interest accrued but not collected is reversed against interest income, and payments subsequently received are applied to principal until qualifying for return to accrual.

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

We classify consumer loans as nonperforming and stop accruing interest when the borrower’s payment is 120 days past due, unless the loan is well-secured and in the process of collection. Any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. Secured loans that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are designated as nonperforming loans and TDRs prior to the adoption of ASU 2022-02. Our charge-off policy for most consumer loans takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to net realizable value when payment is 180 days past due. Credit card loans and similar unsecured products continue to accrue interest until the account is charged off at 180 days past due.

Commercial and consumer loans may be returned to accrual status if we are reasonably assured that all contractually due principal and interest are collectible and the borrower has demonstrated a sustained period (generally six months) of repayment performance under the contracted terms of the loan and applicable regulation.
Purchased Loans
Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized in interest income based on the effective yield method of amortization for term loans or the straight-line method of amortization for revolving loans. The methods utilized to estimate the required ALLL for purchased performing loans is similar to originated loans.
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
For additional information on our available-for-sale portfolio, refer to Note 7 (“Securities”).
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
For additional information on our held-to-maturity portfolio, refer to Note 7 (“Securities”).
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
We may elect to perform a qualitative analysis to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. When conducting a qualitative analysis, we evaluate both internal and external factors, including recent performance, updated projections, stock prices and economic conditions. If we elect to bypass this qualitative analysis, or conclude via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative goodwill impairment test is performed. If the fair value is less than the carrying value, an impairment charge is recorded for the difference, to the extent that the loss recognized does not exceed the amount of the goodwill allocated to that reporting unit.

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
Corporate Services Income. Corporate services income includes various ancillary service revenue including letter of credit fees, loan fees, non-hedging derivatives gains and losses, and certain capital market fees. Revenue from these fees is recorded in a manner that reflects the timing of when transactions occur, and as services are provided.
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

We use the proportional amortization method for LIHTC and certain NMTC investments, whereby the associated investment tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are nonrefundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, generally within “Accrued income and other assets” or “Loans, net of unearned income”. Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within “Other income”.

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
Accounting Guidance Adopted in 2023

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2021-08, Business Combinations (Topic 805)	January 1, 2023	At the acquisition date, an acquirer must account for any acquired revenue contracts in accordance with Topic 606 as if it had originated the contracts (i.e., measure contract assets and liabilities, generally consistent with acquiree's financial statements).

		The guidance should be applied on a prospective basis.	The adoption of this guidance did not have a material impact on Key’s financial condition or results of operations.
ASU 2022-01, Derivatives and Hedging (Topic 815)	January 1, 2023	This guidance allows entities to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets. It also allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If a breach is anticipated, an entity is required to partially or fully dedesignate a hedged layer or layers until a breach is no longer anticipated. There are additional requirements and enhanced disclosures related to basis adjustments.

		The guidance should be applied on a prospective, retrospective or modified retrospective basis depending on the amendment.	The adoption of this guidance did not have a material impact on Key’s financial condition or results of operations.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326)	January 1, 2023	The amendments eliminate current Troubled Debt Restructuring (TDR) guidance and instead require entities to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or is a continuation of an existing loan.

Entities must disclose current-period gross write-offs on an amortized cost basis by credit quality indicator and class of financing receivable by year of origination.

		The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.	The adoption of this guidance did not have a material impact on Key's financial condition or results of operations. Newly required disclosures are included in Note 5 (“Asset Quality”).
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323)	January 1, 2023	Reporting entities may elect to account for their tax equity investments, not limited to LIHTC structures, using the proportional amortization method as long as certain criteria are met. Entities must make an accounting policy election to apply the proportional amortization method on a tax credit-program-by-tax-credit-program basis. Also, LIHTC
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

Accounting Guidance Adopted in 2024

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2022-03, Fair Value Measurement - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	January 1, 2024	The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value.

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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
Dollars in millions, except per share amounts	2023	2022	2021
EARNINGS
Income (loss) from continuing operations	$964	$1,911	$2,612
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
Income (loss) from continuing operations attributable to Key	964	1,911	2,612
Less: Dividends on preferred stock	143	118	106
Income (loss) from continuing operations attributable to Key common shareholders	821	1,793	2,506
Income (loss) from discontinued operations, net of taxes	3	6	13
Net income (loss) attributable to Key common shareholders	$824	$1,799	$2,519
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	927,217	924,363	947,065
Effect of common share options and other stock awards	5,542	8,696	10,349
Weighted-average common shares and potential Common Shares outstanding (000) (a)	932,759	933,059	957,414
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$1.94	$2.64
Income (loss) from discontinued operations, net of taxes	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.89	1.94	2.65
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.88	1.92	2.62
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.88	1.93	2.63
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
During 2023, KeyBank paid $675 million in dividends to KeyCorp. At December 31, 2023, KeyBank had regulatory capacity to pay $2.3 billion in dividends to KeyCorp without prior regulatory approval. At December 31, 2023, KeyCorp held $2.7 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

4. Loan Portfolio
Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

December 31,
Dollars in millions	2023	2022
Commercial and industrial (b)	$55,815	$59,647
Commercial real estate:
Commercial mortgage	15,187	16,352
Construction	3,066	2,530
Total commercial real estate loans	18,253	18,882
Commercial lease financing (c)	3,523	3,936
Total commercial loans	77,591	82,465
Residential — prime loans:
Real estate — residential mortgage	20,958	21,401
Home equity loans	7,139	7,951
Total residential — prime loans	28,097	29,352
Consumer direct loans	5,890	6,508
Credit cards	1,002	1,026
Consumer indirect loans	26	43
Total consumer loans	35,015	36,929
Total loans (d)	$112,606	$119,394

(a)Accrued interest of $522 million and $417 million at December 31, 2023, and December 31, 2022, respectively, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $207 million and $172 million of commercial credit card balances at December 31, 2023, and December 31, 2022, respectively.
(c)Commercial lease financing includes receivables of $7 million and $8 million held as collateral for secured borrowings at December 31, 2023, and December 31, 2022, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(d)Total loans exclude loans of $339 million at December 31, 2023, and $434 million at December 31, 2022, related to the discontinued operations of the education lending business.

5. Asset Quality
ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at December 31, 2023, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Twelve Months Ended December 31, 2023:

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	December 31, 2023
Commercial and Industrial	$601	$99		$(188)	$44	$556
Commercial real estate:
Real estate — commercial mortgage	203	253		(39)	2	419
Real estate — construction	28	23		—	1	52
Total commercial real estate loans	231	276		(39)	3	471
Commercial lease financing	32	(4)		—	5	33
Total commercial loans	864	371		(227)	52	1,060
Real estate — residential mortgage	196	(37)		(1)	4	162
Home equity loans	98	(13)		(2)	3	86
Consumer direct loans	111	53		(50)	7	121
Credit cards	66	42		(37)	7	78
Consumer indirect loans	2	(1)		(1)	1	1
Total consumer loans	473	44		(91)	22	448
Total ALLL — continuing operations	1,337	415	(a)	(318)	74	1,508
Discontinued operations	21	(2)		(4)	1	16
Total ALLL — including discontinued operations	$1,358	$413		$(322)	$75	$1,524

(a)Excludes a provision related to reserves on lending-related commitments of $74 million.

Twelve Months Ended December 31, 2022:

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	December 31, 2022
Commercial and Industrial	$445	$259		$(153)	$50	$601
Commercial real estate:
Real estate — commercial mortgage	182	39		(23)	5	203
Real estate — construction	29	(2)		—	1	28
Total commercial real estate loans	211	37		(23)	6	231
Commercial lease financing	32	(2)		(2)	4	32
Total commercial loans	688	294		(178)	60	864
Real estate — residential mortgage	95	94		2	5	196
Home equity loans	110	(14)		(1)	3	98
Consumer direct loans	105	32		(34)	8	111
Credit cards	61	29		(30)	6	66
Consumer indirect loans	2	2		(4)	2	2
Total consumer loans	373	143		(67)	24	473
Total ALLL — continuing operations	1,061	437	(a)	(245)	84	1,337
Discontinued operations	28	(3)		(6)	2	21
Total ALLL — including discontinued operations	$1,089	$434		$(251)	$86	$1,358

(a)Excludes a provision related to reserves on lending-related commitments of $65 million.

Twelve Months Ended December 31, 2021

Dollars in millions	December 31, 2020	Provision		Charge-offs	Recoveries	December 31, 2021
Commercial and industrial	$678	$(142)		$(174)	$83	$445
Commercial real estate:
Real estate — commercial mortgage	327	(114)		(40)	9	182
Real estate — construction	47	(18)		—	—	29
Total commercial real estate loans	374	(132)		(40)	9	211
Commercial lease financing	47	(16)		(6)	7	32
Total commercial loans	1,099	(290)		(220)	99	688
Real estate — residential mortgage	102	(12)		2	3	95
Home equity loans	171	(57)		(9)	5	110
Consumer direct loans	128	(2)		(29)	8	105
Credit cards	87	(7)		(27)	8	61
Consumer indirect loans	39	(13)		(39)	15	2
Total consumer loans	527	(91)		(102)	39	373
Total ALLL — continuing operations	1,626	(381)	(a)	(322)	138	1,061
Discontinued operations	36	(6)		(4)	2	28
Total ALLL — including discontinued operations	$1,662	$(387)		$(326)	$140	$1,089

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

Economic Outlook

As of December 31, 2023, economic uncertainty remained elevated. Unemployment rates remain at relatively low levels, but job growth is moderating. Inflation, in the United States, has eased as the restrictive monetary policy and higher interest rates have made an impact. Commercial real estate values remain under pressure, with office being the most vulnerable asset class. We utilized the Moody’s November 2023 Consensus forecast as our baseline forecast to estimate our expected credit losses as of December 31, 2023. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at year end.

The baseline scenario reflects continued economic resiliency, but weaknesses remain and the economy is forecasted to slow down in 2024. U.S. GDP is expected to grow at an annual rate of approximately 1.1% and 1.6% for 2024 and 2025, respectively, down from 2.4% in 2023. The expected national unemployment rate was 3.8% in the fourth quarter of 2023 and forecasted to peak at 4.5% in late 2024. The forecast assumes the Fed Funds rate begins easing mid-2024. The U.S. Consumer Price Index annualized rate is forecasted at 2.7% for 2024. The national home price index is expected to remain generally stable over 2024, while the commercial real estate price index is forecasted to drop approximately 7%.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL. As a result of the current economic uncertainty, our future loss estimates may vary considerably from our December 31, 2023 assumptions.

Commercial Loan Portfolio

The commercial ALLL increased by $196 million, or 22.7%, from December 31, 2022, through December 31, 2023. The overall increase is driven by changes in portfolio activity and the economic outlook.

The reserve levels are reflective of the inflationary and elevated interest rate environment as of December 31, 2023. The reserve increase from the prior year is concentrated in the commercial real estate portfolio, and reflects changes in portfolio factors and deterioration in the economic conditions for this segment. Offsetting these drivers was a decrease in the reserve for the commercial & industrial portfolio, largely due to planned balance sheet optimization efforts in the current year, partly offset by portfolio migration.

Consumer Loan Portfolio

The consumer ALLL decreased $25 million, or 5.3%, from December 31, 2022, through December 31, 2023. The overall decrease in the allowance is primarily driven by changes in the economic outlook.

The most meaningful change to the economic forecast year-over-year is the improvement in the home price index outlook, which contributes to reserve decreases for both the residential mortgage and home equity portfolios.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$4,020	$10,145	$6,141	$2,539	$2,064	$3,534	$24,395	$123	$52,961
Criticized (Accruing)	84	361	427	233	127	170	1,140	15	2,557
Criticized (Nonaccruing)	14	49	50	2	28	70	84	—	297
Total commercial and industrial	4,118	10,555	6,618	2,774	2,219	3,774	25,619	138	55,815
Current period gross write-offs	1	7	35	8	11	21	105	—	188
Real estate — commercial mortgage
Risk Rating:
Pass	1,084	3,664	2,922	804	1,545	2,507	1,017	66	13,609
Criticized (Accruing)	6	646	411	15	186	193	20	1	1,478
Criticized (Nonaccruing)	—	—	1	3	7	55	34	—	100
Total real estate — commercial mortgage	1,090	4,310	3,334	822	1,738	2,755	1,071	67	15,187
Current period gross write-offs	—	1	1	11	2	21	3	—	39
Real estate — construction
Risk Rating:
Pass	401	1,185	912	157	62	48	31	8	2,804
Criticized (Accruing)	10	40	60	64	41	47	—	—	262
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	411	1,225	972	221	103	95	31	8	3,066
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	520	878	575	352	307	808	—	—	3,440
Criticized (Accruing)	11	30	9	9	8	16	—	—	83
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	531	908	584	361	315	824	—	—	3,523
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Total commercial loans	$6,150	$16,998	$11,508	$4,178	$4,375	$7,448	$26,721	$213	$77,591
Total commercial loan current period gross write-offs	$1	$8	$36	$19	$13	$42	$108	$—	$227

(a)Accrued interest of $383 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$680	$5,992	$7,785	$2,392	$586	$923	$—	$—	$18,358
660 to 749	180	739	780	248	90	240	—	—	2,277
Less than 660	15	58	56	22	17	130	—	—	298
No Score	2	1	1	1	—	18	2	—	25
Total real estate — residential mortgage	877	6,790	8,622	2,663	693	1,311	2	—	20,958
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	—	85	1,575	435	114	378	2,034	331	4,952
660 to 749	24	65	229	152	66	164	886	107	1,693
Less than 660	3	13	38	27	17	77	281	31	487
No Score	2	—	—	—	—	1	4	—	7
Total home equity loans	29	163	1,842	614	197	620	3,205	469	7,139
Current period gross write-offs	(1)	—	—	—	—	2	—	1	2
Consumer direct loans
FICO Score:
750 and above	185	1,187	1,457	660	277	98	97	—	3,961
660 to 749	150	365	342	171	83	50	199	—	1,360
Less than 660	24	64	65	32	17	12	57	—	271
No Score	30	33	17	11	10	12	185	—	298
Total consumer direct loans	389	1,649	1,881	874	387	172	538	—	5,890
Current period gross write-offs	1	12	10	6	5	2	14	—	50
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	489	—	489
660 to 749	—	—	—	—	—	—	400	—	400
Less than 660	—	—	—	—	—	—	112	—	112
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,002	—	1,002
Current period gross write-offs	—	—	—	—	—	—	37	—	37
Consumer indirect loans
FICO Score:
750 and above	—	—	(2)	—	—	14	—	—	12
660 to 749	—	—	—	—	—	10	—	—	10
Less than 660	—	—	—	—	—	4	—	—	4
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	—	—	(2)	—	—	28	—	—	26
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Total consumer loans	$1,295	$8,602	$12,343	$4,151	$1,277	$2,131	$4,747	$469	$35,015
Total consumer loan current period gross write-offs	$—	$12	$10	$6	$5	$6	$51	$1	$91

(a)Accrued interest of $139 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans”.

The following aging analysis of past due and current loans as of December 31, 2023, and December 31, 2022, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

December 31, 2023	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$55,354	$62	$30	$72	$297	$461	$55,815
Commercial real estate:
Commercial mortgage	15,049	25	3	10	100	138	15,187
Construction	3,065	1	—	—	—	1	3,066
Total commercial real estate loans	18,114	26	3	10	100	139	18,253
Commercial lease financing	3,520	2	1	—	—	3	3,523
Total commercial loans	$76,988	$90	$34	$82	$397	$603	$77,591
Real estate — residential mortgage	$20,863	$17	$7	$—	$71	$95	$20,958
Home equity loans	7,001	27	10	4	97	138	7,139
Consumer direct loans	5,853	15	10	9	3	37	5,890
Credit cards	974	6	5	12	5	28	1,002
Consumer indirect loans	24	1	—	—	1	2	26
Total consumer loans	$34,715	$66	$32	$25	$177	$300	$35,015
Total loans	$111,703	$156	$66	$107	$574	$903	$112,606

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $522 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At December 31, 2023, the carrying amount of our commercial nonperforming loans outstanding represented 72% of their original contractual amount owed, total nonperforming loans outstanding represented 77% of their original contractual amount owed, and nonperforming assets in total were carried at 80% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $37 million, $17 million, and $17 million for each of the twelve months ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $301 million at December 31, 2023.

As of December 31, 2023, 51% of our nonperforming loans were contractually current versus 41% as of December 31, 2022.

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

At December 31, 2023 and December 31, 2022, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $89 million and $156 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during 2023.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023, disaggregated by class of loan and type of concession granted. The table does not include those modifications that only resulted in an insignificant payment delay. The table does not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of December 31, 2023, there were 121 loans totaling $15 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $61 million at December 31, 2023.

As of December 31, 2023	Interest Rate Reduction	Term Extension	Other	Combination(b)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$180	$49	$34	$263	0.47%
Commercial real estate:
Commercial mortgage	—	4	2	—	6	0.04
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	4	2	—	6	0.03
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$184	$51	$34	$269	0.35%
Real estate — residential mortgage	—	—	1	9	10	0.05
Home equity loans	2	1	1	5	9	0.13
Consumer direct loans	—	1	—	2	3	0.05
Credit cards	—	—	—	4	4	0.40
Consumer indirect loans(a)	—	—	—	—	—	—
Total consumer loans	2	2	2	20	26	0.07
Total loans	$2	$186	$53	$54	$295	0.26%

(a)The amortized cost amount as of December 31, 2023, for Consumer indirect loans modified for borrowers experiencing financial difficulty totaled less than $1 million.
(b)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans during the three and twelve months ended December 31, 2023.

Three months ended December 31, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(14.58)%	0.38
Real estate — residential mortgage	(1.82)%	7.75
Home equity loans	(2.48)%	7.74
Consumer direct loans	(1.17)%	0.38
Credit cards	(13.76)%	0.25
Consumer indirect loans	—%	0.42

Twelve months ended December 31, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(5.69)%	0.59
Commercial mortgage	—%	1.37
Real estate — residential mortgage	(1.97)%	7.58
Home equity loans	(4.02)%	6.87
Consumer direct loans	(3.62)%	1.01
Credit cards	(14.90)%	1.00
Consumer indirect loans	(3.05)%	0.51

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

There were $1 million of Commercial mortgage loans that were modified for borrowers experiencing financial difficulty that received modifications and subsequently defaulted during the three-month period ended December 31, 2023. There were $11 million of loans that were modified for borrowers experiencing financial difficulty that received modifications and subsequently defaulted during the twelve-month period ended December 31, 2023.

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty in the past 12 months.

As of December 31, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$238	$25	$—	$263
Commercial real estate
Commercial mortgage	6	—	—	6
Construction	—	—	—	—
Total commercial real estate loans	244	25	—	269
Commercial lease financing	—	—	—	—
Total commercial loans	244	25	—	269
Real estate — residential mortgage	9	1	—	10
Home equity loans	8	—	1	9
Consumer direct loans	3	—	—	3
Credit cards	3	1	—	4
Consumer indirect loans	—	—	—	—
Total consumer loans	$23	$2	$1	$26
Total loans	$267	$27	$1	$295

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

Changes in the liability for credit losses for off balance sheet exposures are summarized as follows:

	Twelve months ended December 31,
Dollars in millions	2023	2022
Balance at beginning of period	$225	$160
Provision (credit) for losses on off balance sheet exposures	74	65
Other	(3)	—
Balance at end of period	$296	$225

TDR Disclosures Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. See Note 1 (“Summary of Significant Accounting Policies”) in this report for more information on TDR accounting and disclosure requirements.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $10 million at December 31, 2022.

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

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

December 31,
Dollars in millions	2022
Commercial loans:
Extension of Maturity Date	$36
Total	$36
Consumer loans:
Interest rate reduction	$13
Other	20
Total	$33
Total TDRs	$69

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

December 31,
Dollars in millions	2022
Balance at beginning of the period	$220
Additions	79
Payments	(45)
Charge-offs	(18)
Balance at end of period	$236

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	December 31, 2022
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	27	$60	$45
Commercial real estate:
Real estate — commercial mortgage	4	50	13
Total commercial real estate loans	4	50	13
Total commercial loans	31	110	58
Real estate — residential mortgage	238	30	27
Home equity loans	468	32	28
Consumer direct loans	156	2	2
Credit cards	331	2	2
Consumer indirect loans	16	2	1
Total consumer loans	1,209	68	60
Total nonperforming TDRs	1,240	178	118
Prior-year accruing: (a)
Commercial and industrial	19	—	—
Commercial real estate:
Real estate — commercial mortgage	—	—	—
Total commercial loans	19	—	—
Real estate — residential mortgage	425	41	35
Home equity loans	1,547	96	73
Consumer direct loans	272	4	3
Credit cards	607	4	2
Consumer indirect loans	95	11	5
Total consumer loans	2,946	156	118
Total prior-year accruing TDRs	2,965	156	118
Total TDRs	4,205	$334	$236

(a)All TDRs that were restructured prior to January 1, 2022, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During 2022, there were 12 commercial loan TDRs and 191 consumer loan TDRs with a combined recorded investment of $12 million that experienced payment defaults after modifications resulting in TDR status during 2021.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer below. The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2023, and December 31, 2022.

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$685	$—	$685	$—	$698	$—	$698
States and political subdivisions	—	93	—	93	—	33	—	33
Other mortgage-backed securities	—	340	—	340	—	84	—	84
Other securities	—	21	—	21	—	—	—	—
Total trading account securities	—	1,139	—	1,139	—	815	—	815
Commercial loans	—	3	—	3	—	14	—	14
Total trading account assets	—	1,142	—	1,142	—	829	—	829
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,026	—	9,026	—	9,415	—	9,415
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	15,478	—	15,478	—	16,433	—	16,433
Agency residential mortgage-backed securities	—	3,589	—	3,589	—	3,920	—	3,920
Agency commercial mortgage-backed securities	—	9,092	—	9,092	—	9,349	—	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$37,185	$—	$37,185	$—	$39,117	$—	$39,117
Other investments:
Principal investments:
Direct	$—	$—	$—	$—	$—	$—	$1	$1
Indirect (measured at NAV) (a)	—	—	—	17	—	—	—	34
Total principal investments	—	—	—	17	—	—	1	35
Equity investments:
Direct	—	—	2	2	4	—	2	6
Direct (measured at NAV) (a)	—	—	—	40	—	—	—	32
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	4
Total equity investments	—	—	2	46	4	—	2	42
Total other investments	—	—	2	63	4	—	3	77
Loans, net of unearned income (residential)	—	—	9	9	—	—	9	9
Loans held for sale (residential)	—	51	—	51	—	24	—	24
Derivative assets:
Interest rate	—	175	(2)	173	—	301	2	303
Foreign exchange	74	15	—	89	112	24	—	136
Commodity	—	721	—	721	—	1,328	—	1,328
Credit	—	—	—	—	—	—	1	1
Other	—	14	2	16	—	13	—	13
Derivative assets	74	925	—	999	112	1,666	3	1,781
Netting adjustments (b)	—	—	—	(818)	—	—	—	(757)
Total derivative assets	74	925	—	181	112	1,666	3	1,024
Total assets on a recurring basis at fair value	$74	$39,303	$11	$38,631	$116	$41,636	$15	$41,080
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$30	$774	$—	$804	$126	$509	$—	$635
Derivative liabilities:
Interest rate	—	985	—	985	—	1,307	—	1,307
Foreign exchange	58	15	—	73	107	24	—	131
Commodity	—	698	—	698	—	1,304	—	1,304
Credit	—	1	—	1	—	—	3	3
Other	—	20	—	20	—	5	—	5
Derivative liabilities	58	1,719	—	1,777	107	2,640	3	2,750
Netting adjustments (b)	—	—	—	(473)	—	—	—	(1,262)
Total derivative liabilities	58	1,719	—	1,304	107	2,640	3	1,488
Total liabilities on a recurring basis at fair value	$88	$2,493	$—	$2,108	$233	$3,149	$3	$2,123

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

As of December 31, 2023, we have wound down substantially all of our direct principal investment portfolio.
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

Under the provisions of the Volcker Rule, we were required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2023. Key completed conforming and/or divesting certain indirect investments subject to the Volcker Rule as of June 30, 2023.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2023, as well as financial support provided for the years ended December 31, 2023, and December 31, 2022.

			Financial support provided
			Year ended December 31,
	December 31, 2023		2023		2022
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$—	$—	$—	$—	$—	$—
Indirect investments (a)	17	1	—	—	—	—
Total	$17	$1	$—	$—	$—	$—

(a)Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2023, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2023, and December 31, 2022.

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2023
Securities available for sale
Other securities	$—	$—	$—		$—	$—	$—	$—	$—		$—		$—	$—
Other investments
Principal investments
Direct	1	—	(1)		—	—	—	—	—		—		—	—
Equity investments
Direct	2	—	—	(c)	—	—	—	—	—		—		2	—
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans held for investment (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	(23)	(d)	19	1	—	—	(6)	(e)	5	(e)	(2)	—
Credit	(2)	—	—	(d)	—	2	—	—	—		—		—	—
Other (a)	—	—	—		—	—	—	2	—		—		2	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2022
Securities available for sale
Other securities	$—	$—	$—		$—	$—	$—	$—	$—		$—		$—	$—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	9		(3)	(c)		(4)		—	—		—		2	(3)
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans held for investment (residential)	11	—	(3)		—	(1)	—	2	—		—		9	—
Derivative instruments (b)
Interest rate	33		(72)	(d)	2	(2)		—	33	(e)	8	(e)	2
Credit	(6)	—	4	(d)	—	—	$—	—	—				(2)	—
Other (a)	5	—	—		—	—	—	(5)	—		—		—	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2023, and December 31, 2022.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2023, and December 31, 2022:

	December 31, 2023				December 31, 2022
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$104	$104	$—	$—	$17	$17
Other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	29	29	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$133	$133	$—	$—	$31	$31

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

At December 31, 2023, and December 31, 2022, the carrying amount of equity investments recorded under this method was $339 million and $249 million, respectively. No impairment or other adjustments were recorded for the year ended December 31, 2023.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 9 (“Mortgage Servicing Assets”).	Level 3
(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2023, and December 31, 2022, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
Dollars in millions	December 31, 2023	December 31, 2022			December 31, 2023	December 31, 2022
Recurring
Loans, net of unearned income (residential)	$9	$9	Market comparable pricing	Comparability factor	62.67%-89.60% (70.83%)	61.00 - 86.58% (72.21%)
Derivative instruments:
Interest rate	(2)	2	Discounted cash flows	Probability of default	.02 - 100% (5.30%)	.02 - 100% (8.00%)
				Loss given default	0 - 1 (.48)	0 - 1 (.49)
Insignificant level 3 assets, net of liabilities(d)	4	1
Nonrecurring
Collateral dependent loans	104	17	Fair value of underlying collateral	Credit and liquidity discount	0 - 10.00% (5.00%)	0 - 85.00% (34.00%)
Accrued income and other assets:(e)
OREO and other assets	21	14	Appraised value	Appraised value	N/M	N/M
(a)Principal investments, direct is excluded from this table as the balance at December 31, 2023, is insignificant (less than $1 million).
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
(e)Excludes $8 million pertaining to mortgage servicing assets measured at fair value as of December 31, 2023. No mortgage servicing assets required fair value adjustments as of December 31, 2022. Refer to Note 9 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2023, and December 31, 2022, are shown in the following table. Assets and liabilities are further arranged by measurement category.

	December 31, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,142	$—	$1,142	$—	$—	$—		$1,142
Other investments (b)	1,244	—	—	1,183	61	—		1,244
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	51	—	51	—	—	—		51
Derivative assets - trading (b)	168	74	886	—	—	(792)	(f)	168
Fair value - OCI
Securities available for sale (b)	37,185	—	37,185	—	—	—		37,185
Derivative assets - hedging (b) (g)	13	—	39	—	—	(26)	(f)	13
Amortized cost
Held-to-maturity securities (c)	8,575	—	8,056	—	—	—		8,056
Loans, net of unearned income (d)	111,089	—	—	105,950	—	—		105,950
Loans held for sale (b)	432	—	—	432	—	—		432
Other
Cash and short-term investments (a)	11,758	11,758	—	—	—	—		11,758
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,304	$58	$1,707	$—	$—	$(461)	(f)	$1,304
Fair value - OCI
Derivative liabilities - hedging (b) (g)	—	—	12	—	—	(12)	(f)	—
Amortized cost
Time deposits (e)	14,776	—	14,911	—	—	—		14,911
Short-term borrowings (a)	3,091	30	3,061	—	—	—		3,091
Long-term debt (e)	19,554	11,288	7,720	—	—	—		19,008
Other
Deposits with no stated maturity (a)	130,811	—	130,811	—	—	—		130,811

	December 31, 2022
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$829	$—	$829	$—	$—	$—		$829
Other investments (b)	1,308	4	—	1,234	70	—		1,308
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	24	—	24	—	—	—		24
Derivative assets - trading (b)	927	112	1,552	3	—	(740)	(f)	927
Fair value - OCI
Securities available for sale (b)	39,117	—	39,117	—	—	—		39,117
Derivative assets - hedging (b) (g)	97	—	114	—	—	(17)	(f)	97
Amortized cost
Held-to-maturity securities (c)	8,710	—	8,113	—	—	—		8,113
Loans, net of unearned income (d)	118,048	—	—	112,590	—	—		112,590
Loans held for sale (b)	939	—	—	939	—	—		939
Other
Cash and short-term investments (a)	3,319	3,319	—	—	—	—		3,319
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,485	$107	$2,637	$3	$—	$(1,262)	(f)	$1,485
Fair value - OCI
Derivative liabilities - hedging (b) (g)	3	—	3	—	—	—	(f)	3
Amortized cost
Time deposits (e)	7,373	—	7,392	—	—	—		7,392
Short-term borrowings (a)	9,463	126	9,337	—	—	—		9,463
Long-term debt (e)	19,307	12,196	$6,685	—	—	—		18,881
Other
Deposits with no stated maturity (a)	135,222	—	135,222	—	—	—		135,222

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2023 and 2022, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $339 million ($264 million at fair value) at December 31, 2023, and $434 million ($357 million at fair value) at December 31, 2022

These loans are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

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

	2023				2022
December 31, Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$9,300	$6	$280	$9,026	$10,044	$—	$629	$9,415
Agency residential collateralized mortgage obligations	18,911	4	3,437	15,478	20,180	—	3,747	16,433
Agency residential mortgage-backed securities	4,189	—	600	3,589	4,616	—	696	3,920
Agency commercial mortgage-backed securities	10,295	—	1,203	9,092	10,712	2	1,365	9,349
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$42,695	$10	$5,520	$37,185	$45,552	$2	$6,437	$39,117
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,170	$9	$283	$4,896	$4,586	$5	$283	$4,308
Agency residential mortgage-backed securities	165	—	13	152	181	—	16	165
Agency commercial mortgage-backed securities	2,473	1	204	2,270	2,522	1	208	2,315
Asset-backed securities(b)	738	—	29	709	1,407	—	96	1,311
Other securities	29	—	—	29	14	—	—	14
Total held-to-maturity securities	$8,575	$10	$529	$8,056	$8,710	$6	$603	$8,113

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At December 31, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $64 million and $25 million, respectively. At December 31, 2022, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $67 million and $88 million, respectively.
(b)Includes $731 million of securities as of December 31, 2023, and $1.4 billion of securities as of December 31, 2022, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023, and December 31, 2022:

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—		$8,532	$280	$8,532	$280
Agency residential collateralized mortgage obligations	—	—		14,979	3,437	14,979	3,437
Agency residential mortgage-backed securities	24	—		3,562	600	3,586	600
Agency commercial mortgage-backed securities	891	49		8,201	1,154	9,092	1,203
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,123	30		3,070	253	4,193	283
Agency residential mortgage-backed securities	—	—		152	13	152	13
Agency commercial mortgage-backed securities	—	—		2,199	204	2,199	204
Asset-backed securities	—	—		709	29	709	29
Other securities	17	—	(a)	12	—	29	—
Total securities in an unrealized loss position	$2,055	$79		$41,416	$5,970	$43,471	$6,049
December 31, 2022
Securities available for sale:
U.S. Treasury, agencies, and corporations	$494	$48		$8,920	$581	$9,414	$629
Agency residential collateralized mortgage obligations	3,114	377		13,317	3,370	16,431	3,747
Agency residential mortgage-backed securities	579	31		3,338	665	3,917	696
Agency commercial mortgage-backed securities	4,511	282		4,791	1,083	9,302	1,365
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,659	178		726	105	3,385	283
Agency residential mortgage-backed securities	165	16		—	—	165	16
Agency commercial mortgage-backed securities	2,243	208		—	—	2,243	208
Asset-backed securities	1	—		1,309	96	1,310	96
Other securities	10	—	(b)	4	—	14	—
Total securities in an unrealized loss position	$13,776	$1,140		$32,405	$5,900	$46,181	$7,040

(a)At December 31, 2023, gross unrealized losses totaled less than $1 million for other securities held to maturity with a loss duration of less than 12 months.
(b)At December 31, 2022, gross unrealized losses totaled less than $1 million for other securities held to maturity with a loss duration of less than 12 months
Based on our evaluation at December 31, 2023, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

During the year ended December 31, 2023, we recognized $4 million in gross realized gains and $8 million in gross realized losses from the sale of securities available for sale. For the years ended December 31, 2022 and December 31, 2021, we had no realized gains or losses from the sale of securities available for sale.

At December 31, 2023, securities available-for-sale and held-to-maturity securities totaling $37.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Dollars in millions
Due in one year or less	$8,044	$7,813	$755	$726
Due after one through five years	8,336	7,679	3,740	3,537
Due after five through ten years	18,128	15,268	2,851	2,632
Due after ten years	8,187	6,425	1,229	1,161
Total	$42,695	$37,185	$8,575	$8,056

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
At December 31, 2023, after taking into account the effects of bilateral collateral and master netting agreements, we had $13 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting arrangements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $168 million and derivative liabilities of $1.3 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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
We designate interest rate floors as cash flow hedges. Interest rate floors also reduce the potential adverse effect of interest rate decreases on future interest income. We receive interest payments when the reference rate specified in the contracts falls below a strike price or floor rate in exchange for an upfront premium.
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
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2023, was not significant.
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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2023, and December 31, 2022. The change in the notional amounts of these derivatives by type from December 31, 2022, to December 31, 2023, indicates the volume of our derivative transaction activity during 2023. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2023			December 31, 2022
		Fair Value (a)			Fair Value (a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$44,621	$39	$12	$41,200	$114	$3
Derivatives not designated as hedging instruments:
Interest rate	78,051	134	973	80,772	189	1,304
Foreign exchange	6,034	89	73	9,507	136	131
Commodity	11,611	721	698	16,176	1,328	1,304
Credit	121	—	1	95	1	3
Other (b)	2,683	16	20	940	13	5
Total derivatives not designated as hedging instruments:	98,500	960	1,765	107,490	1,667	2,747
Total	143,121	999	1,777	148,690	1,781	2,750
Netting adjustments (c)	—	(818)	(473)	—	(757)	(1,262)
Net derivatives in the balance sheet	143,121	181	1,304	148,690	1,024	1,488
Other collateral (d)	—	(1)	(18)	—	—	(5)
Net derivative amounts	$143,121	$180	$1,286	$148,690	$1,024	$1,483

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of December 31, 2023, excess collateral that has not been offset against net derivative instrument positions totaled $161 million of cash collateral and $269 million of securities collateral posted as well as $16 million of cash collateral and $212 million of securities collateral held.
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
Fair value hedges. During the year ended December 31, 2023, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2023 and December 31, 2022, related to cumulative basis adjustments for fair value hedges.

	December 31, 2023
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$9,919	$(437)
Interest rate contracts	Securities available for sale(c)	8,655	(152)

	December 31, 2022
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$10,411	$(552)
Interest rate contracts	Securities available for sale(c)	405	48

(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedges that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $5 million and $6 million at December 31, 2023 and December 31, 2022, respectively.
(c)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At December 31, 2023 and December 31, 2022, the

amortized cost of the closed portfolios used in these hedging relationships was $13 billion and $708 million, respectively, of which $7 billion and $405 million were designated in a portfolio layer hedging relationship. At December 31, 2023 and December 31, 2022, the cumulative basis adjustments associated with these amounts totaled $(147) million and $48 million.

Cash flow hedges. During the year ended December 31, 2023, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2023, we expect to reclassify an estimated $324 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $189 million of pre-tax net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates hedge de-designations and the addition of other hedges subsequent to December 31, 2023. As of December 31, 2023, the maximum length of time over which we hedge forecasted transactions is 4.02 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Twelve Months Ended December 31, 2023
Total amounts presented in the consolidated statement of income	$(1,305)	$6,219	$793	$542

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(119)	—	181	—
Recognized on derivatives designated as hedging instruments	(135)	—	(132)	—
Net income (expense) recognized on fair value hedges	$(254)	$—	$49	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(956)	$—	$5
Net income (expense) recognized on cash flow hedges	$(2)	$(956)	$—	$5

Twelve Months Ended December 31, 2022
Total amounts presented in the consolidated statement of income	$(475)	$4,241	$752	$638

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	690	—	(339)	—
Recognized on derivatives designated as hedging instruments	(697)	—	350	—
Net income (expense) recognized on fair value hedges	$(7)	$—	$11	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(3)	$(146)	$—	$9
Net income (expense) recognized on cash flow hedges	$(3)	$(146)	$—	$9

Twelve Months Ended December 31, 2021
Total amounts presented in the consolidated statement of income	$(221)	$3,532	$546	$937

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	276	—	(113)	—
Recognized on derivatives designated as hedging instruments	(150)	—	113	—
Net income (expense) recognized on fair value hedges	$126	$—	$—	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(4)	$329	$—	$4
Net income (expense) recognized on cash flow hedges	$(4)	$329	$—	$4

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Twelve Months Ended December 31, 2023
Cash Flow Hedges
Interest rate	$(294)	Interest income — Loans	$(956)
Interest rate	—	Interest expense — Long-term debt	(2)
Interest rate	5	Investment banking and debt placement fees	5
Total	$(289)		$(953)
Twelve Months Ended December 31, 2022
Cash Flow Hedges
Interest rate	$(1,660)	Interest income — Loans	$(146)
Interest rate	7	Interest expense — Long-term debt	(3)
Interest rate	11	Investment banking and debt placement fees	9
Total	$(1,642)		$(140)
Twelve Months Ended December 31, 2021
Cash Flow Hedges
Interest rate	$(307)	Interest income — Loans	$329
Interest rate	2	Interest expense — Long-term debt	(4)
Interest rate	10	Investment banking and debt placement fees	4
Total	$(295)		$329

Nonhedging instruments.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, and where they are recorded on the income statement.

	2023				2022				2021
Year ended December 31, Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$41	$—	$—	$41	$57	$—	$6	$63	$30	$—	$2	$32
Foreign exchange	50	—	—	50	52	—	—	52	47	—	—	47
Commodity	22	—	—	22	23	—	—	23	14	—	—	14
Credit	2	—	(52)	(50)	(1)	—	(39)	(40)	4	—	(36)	(32)
Other	—	(1)	(6)	(7)	—	4	(2)	2	—	13	(7)	6
Total net gains (losses)	$115	$(1)	$(58)	$56	$131	$4	$(35)	$100	$95	$13	$(41)	$67

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $408 million at December 31, 2023, and $10 million at December 31, 2022. The cash collateral netted against derivative liabilities totaled $64 million at December 31, 2023, and $626 million at December 31, 2022.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, Dollars in millions	2023	2022
Interest rate	$123	$136
Foreign exchange	42	67
Commodity	409	820
Credit	—	—
Other	15	11
Derivative assets before collateral	589	1,034
Plus (Less): Related collateral	(408)	(10)
Total derivative assets	$181	$1,024

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2023, we had gross exposure of $703 million to broker-dealers and banks. We had net exposure of $65 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $47 million after considering $18 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $7 million at December 31, 2023. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At December 31, 2023, we had gross exposure of $128 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $115 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $1 million as of December 31, 2023, and $2 million as of December 31, 2022.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2023, and December 31, 2022. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2023			2022
December 31, Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$4	10.69	4.86%	$1	15.17	5.10%
Total credit derivatives sold	$4	—	—	$1	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2023, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	December 31, 2023	December 31, 2022
Net derivative liabilities with credit-risk contingent features	$(45)	$(612)
Collateral posted	42	534

As of December 31, 2023, and December 31, 2022, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. There were no derivative contracts with credit risk contingent features held by KeyCorp at December 31, 2023.
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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, Dollars in millions	2023	2022
Balance at beginning of period	$653	$634
Servicing retained from loan sales	87	106
Purchases	21	38
Amortization	(123)	(125)
Temporary recoveries (impairments)	—	—
Balance at end of period	$638	$653
Fair value at end of period	$911	$997

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to determine fair value our commercial mortgage servicing assets along with the valuation techniques, are shown in the following table:

dollars in millions		December 31, 2023			December 31, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	0.97%	2.00%	1.07%
	Residual cash flows discount rate	7.42%	10.56%	10.17%	8.54%	10.02%	9.48%
	Escrow earn rate	5.67%	5.72%	5.67%	5.09%	5.21%	5.17%
	Loan assumption rate	—%	2.15%	1.97%	—%	1.41%	1.12%

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

The amortization of commercial mortgage servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $314 million for the year ended December 31, 2023, $292 million for the year ended December 31, 2022, and $264 million for the year ended December 31, 2021. This fee income was partially offset by $123 million of amortization for the year ended December 31, 2023, $125 million for the year ended December 31, 2022, and $120 million for the year ended December 31, 2021. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

Dollars in millions	2023	2022
Balance at beginning of period	$106	$93
Servicing retained from loan sales	12	23
Purchases	—	—
Amortization	(9)	(11)
Temporary recoveries (impairments)	(1)	1
Balance at end of period	$108	$106
Fair value at end of period	$132	$130

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets along with the valuation techniques, are shown in the following table:

		December 31, 2023			December 31, 2022
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Prepayment speed	6.27%	44.47%	7.70%	6.10%	41.34%	7.20%
	Discount rate	6.50%	8.75%	6.59%	7.50%	8.50%	7.53%
	Servicing cost	$70.00	$3,582	$75.02	$62.00	$4,375	$67.05

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

The amortization of residential mortgage servicing assets for December 31, 2023, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $38 million for the year ended December 31, 2023, $35 million for the year ended December 31, 2022, and $42 million for the year ended December 31, 2021. This fee income was offset by $9 million of amortization for the year ended December 31, 2023, $11 million for the year ended December 31, 2022, and $18 million for the year ended December 31, 2021. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.
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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

Dollars in millions	December 31, 2023	December 31, 2022
Operating lease cost	$122	$128
Finance lease cost:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	—	—
Variable lease cost	19	24
Total lease cost (a)	$142	$153

(a)Short-term lease cost was less than $1 million for both the twelve months ended December 31, 2023, and December 31, 2022

Cash flows related to leases are summarized as follows:

Dollars in millions	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$135	$139
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations: (a)
Operating leases	$65	$46

(a)There were no right-of-use assets obtained in exchange for finance lease obligations for either the twelve months ended December 31, 2023 or December 31, 2022.

Additional balance sheet information related to leases is summarized as follows:

Dollars in millions	Balance sheet classification	December 31, 2023	December 31, 2022
Operating lease assets	Accrued income and other assets	$479	$525
Operating lease liabilities	Accrued expense and other liabilities	548	601
Finance leases:
Property and equipment, gross	Premises and equipment	$18	$18
Accumulated depreciation	Premises and equipment	(15)	(14)
Property and equipment, net		3	4
Finance lease liabilities	Long-term debt	5	6

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.69	6.10
Finance leases	3.53	4.53
Weighted-average discount rate:
Operating leases	3.09%	2.78%
Finance leases	4.54%	4.54%

Maturities of lease liabilities are summarized as follows:

Dollars in millions	Operating Leases	Finance Leases	Total
2024	$133	$2	$135
2025	118	1	119
2026	102	—	102
2027	84	—	84
2028	64	—	64
Thereafter	103	3	106
Total lease payments	$604	$6	$610
Less imputed interest	56	1	57
Total	$548	$5	$553

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

Dollars in millions	December 31, 2023	December 31, 2022
Sales-type and direct financing leases
Interest income on lease receivable	$78	$64
Interest income related to accretion of unguaranteed residual asset	13	15
Interest income on deferred fees and costs	4	—
Total sales-type and direct financing lease income	95	79
Operating leases
Operating lease income related to lease payments	84	105
Other operating leasing gains and (losses)	8	(2)
Total operating lease income and other leasing gains	92	103
Total lease income	$187	$182

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

Dollars in millions	December 31, 2023	December 31, 2022
Lease receivables	$2,896	$3,170
Unearned income	(286)	(253)
Unguaranteed residual value	468	472
Deferred fees and costs	2	5
Net investment in sales-type and direct financing leases	$3,080	$3,394

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees at December 31, 2023, and December 31, 2022, was $258 million and $270 million, respectively.

At December 31, 2023, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

Dollars in millions	Sales-type and direct financing lease payments
2024	$823
2025	615
2026	485
2027	316
2028	192
Thereafter	445
Total lease payments	$2,876

At December 31, 2023, minimum future lease payments to be received for operating leases are as follows:

Dollars in millions	Operating lease payments
2024	$63
2025	52
2026	36
2027	24
2028	14
Thereafter	32
Total lease payments	$220

The carrying amount of operating lease assets at December 31, 2023 and December 31, 2022, was $372 million and $505 million, respectively.

11. Premises and Equipment
Premises and Equipment

Our premises and equipment consisted of the following:

		December 31,
Dollars in millions	Useful life (in years)	2023	2022
Land	Indefinite	$114	$114
Buildings and improvements	15-40	665	696
Leasehold improvements	1-15	535	615
Furniture and equipment	2-15	812	824
Capitalized building leases	1-14 (a)	18	18
Construction in process	N/A	61	41
Total premises and equipment		2,205	2,308
Less: Accumulated depreciation and amortization		(1,544)	(1,672)
Premises and equipment, net		$661	$636

(a)Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was $89 million, $96 million, and $107 million, respectively. This includes amortization of assets under capital leases.

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

Key had capitalized software assets, including internally-developed and purchased software and costs associated with certain cloud computing arrangements of $520 million and $447 million and related accumulated amortization of $225 million and $163 million as of December 31, 2023, and December 31, 2022, respectively. This includes in-process software that has not started amortizing. Amortization expense related to internal-use software for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, was $78 million, $77 million, and $66 million, respectively.
12. Goodwill and Other Intangible Assets
Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reporting units at which goodwill is tested for impairment are the Consumer Bank, Commercial Bank and Institutional Bank reporting units. The Commercial Bank and Institutional Bank reporting units are aggregated within Key’s overall Commercial Bank reporting segment. As of December 31, 2023, the Commercial Bank and Institutional Bank reporting units were allocated goodwill of $800 million and $133 million, respectively. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets.”

For our annual test, we conducted a quantitative test as of October 1, 2023. We utilized a combination of market and income approaches to calculate the estimated fair values of our reporting units. We determined that the estimated fair value of the Consumer Bank reporting unit was 31% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 31% greater than its carrying amount, and the estimated fair value of the Institutional Bank reporting unit was 7% greater than its carrying amount. The carrying amounts of the reporting units represent the average equity based on blended capital for goodwill impairment testing and management reporting purposes. Based on the results of the quantitative test, there was no goodwill impairment.

Additionally, we monitored events and circumstances during the period from October 1, 2023 through December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Key specific performance indicators, a comparison of management’s forecast and assumptions to those used in the October 1, 2023 quantitative impairment test, and the sensitivity of the October 1, 2023 quantitative test results to changes in assumptions through December 31, 2023. Based on these considerations, we concluded that it was not more-likely-

than-not that the fair value of one or more of the reporting units is below its respective carrying value as of December 31, 2023.
Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT DECEMBER 31, 2021	$1,761	$932	$2,693
XUP acquisition measurement period adjustment	—	1	1
GradFin acquisition	58	—	58
BALANCE AT DECEMBER 31, 2022	1,819	933	2,752
BALANCE AT DECEMBER 31, 2023	$1,819	$933	$2,752

Additional information regarding recent acquisitions is provided in Note 15 (“Acquisitions and Discontinued Operations”).
As of December 31, 2023, we expect goodwill in the amount of $359 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2023, December 31, 2022, and December 31, 2021.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2023		2022
December 31, Dollars in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$356	$326	$355	$303
PCCR intangibles	16	15	16	14
Other intangible assets	80	56	84	44
Total	$452	$397	$455	$361

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
Dollars in millions	2024	2025	2026	2027	2028
Intangible asset amortization expense	$28	$19	$7	$1	$—
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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $2.3 billion and $1.9 billion of investments in LIHTC operating partnerships at December 31, 2023, and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2023, and December 31, 2022, we had liabilities of $1.4 billion and $957 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2023, and December 31, 2022. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2023
LIHTC investments	$8,904	$3,848	$2,768
December 31, 2022
LIHTC investments	$8,227	$3,091	$2,370

We had $25 million and $12 million in NMTC investments at December 31, 2023 and December 31, 2022, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the twelve months ended December 31, 2023, we recognized $217 million of amortization, $204 million of tax credits and $52 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the twelve months ended December 31, 2022, we recognized $190 million of amortization, $187 million of tax credits and $45 million of other tax benefits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $17 million and $34 million at December 31, 2023, and December 31, 2022, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2023.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2023
Indirect investments	$2,741	$91	$18
December 31, 2022
Indirect investments	$6,636	$90	$43

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no liabilities at December 31, 2023, and December 31, 2022, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at December 31, 2023, and December 31, 2022. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. These liabilities are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. Of the total balance as of December 31, 2023, $731 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
December 31, 2023
Other unconsolidated VIEs	$1,149	$1
December 31, 2022
Other unconsolidated VIEs	$1,798	$1

14. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, Dollars in millions	2023	2022	2021
Currently payable:
Federal	$257	$368	$423
State	48	80	73
Total currently payable	$305	$448	$496
Deferred:
Federal	$(84)	$(14)	$119
State	(25)	(12)	27
Total deferred	(109)	(26)	146
Total income tax (benefit) expense (a)	$196	$422	$642

(a)There was income tax (benefit) expense on securities transactions of $(3) million in 2023, $2 million in 2022, and $(2) million in 2021. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $34 million in 2023, $33 million in 2022, and $33 million in 2021.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” on our Consolidated Balance Sheets, are as follows:

December 31, Dollars in millions	2023	2022
Allowance for loan and lease losses	$422	$380
Employee benefits	166	187
Net unrealized securities losses	1,612	1,959
Federal net operating losses and credits	3	4
Non-tax accruals	142	61
Operating lease liabilities(a)	136	149
State net operating losses and credits	1	1
Partnership investments	78	90
Other	148	164
Gross deferred tax assets	2,708	2,995
Less: Valuation Allowance	12	11
Total deferred tax assets	$2,696	$2,984

Leasing transactions	$446	$521
State taxes	77	86
Operating lease right-of-use assets (a)	119	130
Goodwill	157	139
Other	82	86
Total deferred tax liabilities	881	962
Net deferred tax assets (liabilities) (b)	$1,815	$2,022

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

At December 31, 2023, we had net capital loss carryforwards of $12 million for which we have recorded $12 million of valuation allowances. The capital loss carryforwards if not utilized, will expire beginning in 2025. Realization of this tax benefit is dependent upon Key's ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforward. Currently, generation of sufficient gain income is uncertain.

At December 31, 2023, we had federal net operating loss carryforwards of $7 million and federal credit carryforwards of $2 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. The federal credit carryforward consists of general business credits which expire in 2027, under the Internal Revenue Code. We currently expect to fully utilize these losses and credits.

We had state net operating loss carryforwards of $23 million, resulting in a net state deferred tax asset of $1 million.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, Dollars in millions	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% statutory federal tax rate	$244	21.0%	$490	21.0%	$683	21.0%
Amortization of tax-advantaged investments	171	14.8	149	6.4	151	4.6
Tax-exempt interest income	(35)	(3.1)	(28)	(1.2)	(26)	(.8)
Corporate-owned life insurance income	(28)	(2.4)	(28)	(1.2)	(27)	(.8)
State income tax, net of federal tax benefit	18	1.6	53	2.3	79	2.4
Tax credits	(196)	(16.9)	(204)	(8.8)	(218)	(6.7)
FDIC Insurance	22	1.9	12.5		7.3
Other	—	—	(22)	(.9)	(7)	(.3)
Total income tax expense (benefit)	$196	16.9%	$422	18.1%	$642	19.7%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, Dollars in millions	2023	2022
Balance at beginning of year	$40	$50
Increase for other tax positions of prior years	5	4
Decrease for payments and settlements	—	—
Decrease related to tax positions taken in prior years	—	(14)
Balance at end of year	$45	$40

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $45 million at December 31, 2023, and $40 million at December 31, 2022. It is reasonably possible that the balance of unrecognized tax benefits could decrease in the next twelve months due to examinations by various tax authorities or the expiration of statutes of limitations.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $4 million, $1.5 million, and $0.1 million in 2023, 2022, and 2021, respectively. We did not recover any state tax penalties in 2023, 2022, or 2021. At December 31, 2023, we had $0.6 million accrued interest payable, compared to none at December 31, 2022.

There were no unrecognized tax benefits presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, at December 31, 2023 and December 31, 2022, respectively.
The BEPS 2.0/Pillar Two proposals issued by the Organization for Economic Co-operation and Development focus on global profit allocation and a global minimum tax rate. While we continue to analyze the tax implications of BEPS 2.0/Pillar Two, we do not currently anticipate that the implementation of tax laws aligned with the BEPS 2.0/Pillar Two proposals will have a material impact on KeyCorp’s income tax expense.
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

Discontinued operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2023, and December 31, 2022, approximately $339 million and $434 million, respectively, of education loans are included in discontinued assets on our Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.
16. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2023, and December 31, 2022:

	December 31, 2023				December 31, 2022
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$7	$(7)	$—	$—	$8	$(8)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$7	$(7)	$—	$—	$8	$(8)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$38	$(7)	$(31)	$—	$71	$(8)	$(63)	$—
Total	$38	$(7)	$(31)	$—	$71	$(8)	$(63)	$—

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

As of December 31, 2023, the carrying amount of assets pledged as collateral against repurchase agreements totaled $38 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on the Consolidated Balance Sheets. At December 31, 2023, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $31 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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
17. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $121 million for 2023, $120 million for 2022, and $104 million for 2021. The total income tax benefit recognized in the income statement for these plans was $29 million for 2023, $29 million for 2022, and $25 million for 2021.
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other awards which may be denominated or payable in or valued by reference to our Common Shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. In 2019, shareholders approved the 2019 Equity Compensation Plan, under which 71,600,000 shares may be issued as equity awards. In 2023, shareholders approved an Amended and Restated 2019 Equity Compensation Plan, under which the number of shares that may be issued as equity awards was increased by 40,000,000 to 111,600,000. The Compensation and Organization Committee has authority to approve all stock option grants but may delegate some of its authority to grant awards from time to time. The committee has delegated to our Chief Executive Officer the authority to grant equity awards, including stock options, to any employee who is not designated an “officer” for purposes of Section 16 of the Exchange Act. No more than 3,000,000 Common Shares may be issued under this authority.
At December 31, 2023, we had 42,362,938 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2023, 2022, and 2021 are shown in the following table.

Year ended December 31,	2023	2022	2021
Average option life	6.7 years	6.5 years	6.6 years
Future dividend yield	4.28%	3.01%	3.88%
Historical share price volatility	.347	.341	.335
Weighted-average risk-free interest rate	3.9%	2.0%	0.8%

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2023:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	4,496,332	$17.71	3.8	$8
Granted	528,951	21.07
Exercised	(134,484)	10.28
Lapsed or canceled	(31,346)	17.51
Outstanding at December 31, 2023	4,859,453	$18.28	4.4	$4

Expected to vest	1,174,800	22.66	7.9	—
Exercisable at December 31, 2023	3,618,041	$16.78	3.3	$4
(a)The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $4.23 for options granted during 2023, $5.78 for options granted during 2022, and $3.38 for options granted during 2021. Stock option exercises numbered 134,484 in 2023, 484,521 in 2022, and 2,319,438 in 2021. The aggregate intrinsic value of exercised options was $1 million for 2023, $5 million for 2022, and $22 million for 2021. As of December 31, 2023, unrecognized compensation cost related to nonvested options under the plans totaled $1 million. We expect to recognize this cost over a weighted-average period of 2.2 years.
Cash received from options exercised was $1 million, $6 million, and $27 million in 2023, 2022, and 2021, respectively. The actual tax benefit realized for the tax deductions from options exercised was less than $1 million in 2023 and less than $1 million in 2022.
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
During 2023, 28,008 performance units vested that were payable in stock and 1,778,941 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2023 totaled $1 million and $32 million, respectively. During 2022, 30,055 performance units vested that were payable in stock and 2,224,127 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2022 totaled $1 million and $55 million, respectively.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2023.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	11,924,785	$21.56	58,331	$19.02	4,907,796	$17.42
Granted	6,247,357	19.15	—	—	2,507,322	14.48
Vested	(4,924,223)	20.36	(28,008)	18.98	(1,778,941)	18.06
Forfeited	(391,878)	20.87	—	—	(52,887)	11.75
Outstanding at December 31, 2023	12,856,041	$20.97	30,323	$19.07	5,583,290	$14.67

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
The weighted-average grant-date fair value of awards granted under the Program was $17.81 during 2023, $23.39 during 2022, and $20.06 during 2021. As of December 31, 2023, unrecognized compensation cost related to nonvested shares under the Program totaled $85 million. We expect to recognize this cost over a weighted-average period of 2.5 years. The total fair value of shares vested was $133 million in 2023, $144 million in 2022, and $105 million in 2021.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2023.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	3,022,971	$18.82
Granted	666,556	12.93
Vested	(1,045,551)	18.75
Forfeited	(41,109)	20.55
Outstanding at December 31, 2023	2,602,867	$17.71

The weighted-average grant-date fair value of awards granted was $12.93 during 2023, $20.11 during 2022, and $21.25 during 2021. As of December 31, 2023, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $11 million. We expect to recognize this cost over a weighted-average period of 2.5 years. The total fair value of shares vested was $20 million in 2023, $21 million in 2022, and $16 million in 2021.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 720,280 Common Shares at a weighted-average cost to employees of $10.62 during 2023, 422,844 Common Shares at a weighted-average cost to employees of $17.46 during 2022, and 335,951 Common Shares at a weighted-average cost to employees of $19.28 during 2021.

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
Pre-tax AOCI not yet recognized as net pension cost was $384 million at December 31, 2023, and $385 million at December 31, 2022, consisting entirely of net unrecognized losses.
During 2023, 2022, and 2021, we recognized a settlement loss for lump sum payments made under certain pension plans. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss reflected in the following table.
Net pension cost is recorded within “other expense.” The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, Dollars in millions	2023	2022	2021
Interest cost on PBO	$45	$27	$25
Expected return on plan assets	(42)	(27)	(28)
Amortization of losses	9	15	18
Settlement loss	18	12	9
Net pension cost	$30	$27	$24

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$26	$31	$(19)
Amortization of gains	(27)	(27)	(27)
Total recognized in comprehensive income	$(1)	$4	$(46)

Total recognized in net pension cost and comprehensive income	$29	$31	$(22)

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2023, and December 31, 2022.

The following table summarizes changes in the PBO related to our pension plans. Actuarial losses in 2023 were primarily driven by a decrease in discount rates.

Year ended December 31, Dollars in millions	2023	2022
PBO at beginning of year	$965	$1,156
Interest cost	45	27
Actuarial losses (gains)	10	(133)
Benefit payments	(97)	(85)
PBO at end of year	$923	$965

The following table summarizes changes in the FVA.

Year ended December 31, Dollars in millions	2023	2022
FVA at beginning of year	$886	$1,096
Actual return on plan assets	25	(138)
Employer contributions	13	13
Benefit payments	(97)	(85)
FVA at end of year	$827	$886

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2023, and December 31, 2022.

December 31, Dollars in millions	2023	2022
Funded status (a)	$(95)	$(78)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$34	$58
Current liabilities	(14)	(13)
Noncurrent liabilities	(115)	(123)
Net prepaid pension cost recognized (b)	$(95)	$(78)

(a)The shortage of the FVA under the PBO.
(b)Represents the accrued benefit liability of the pension plans.
At December 31, 2023, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2024. We also do not expect to make any significant discretionary contributions during 2024.
At December 31, 2023, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2024 — $89 million; 2025 — $87 million; 2026 — $84 million; 2027 — $81 million; 2028 — $79 million and $347 million in the aggregate from 2029 through 2033.
The ABO for all of our pension plans was $922 million at December 31, 2023, and $965 million at December 31, 2022. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,	2023		2022
Dollars in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$793	$128	$828	$137
ABO	793	128	828	137
Fair value of plan assets	827	—	886	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2023	2022
Discount rate	4.68%	4.85%
Weighted-average interest crediting rate	4.09%	3.97%
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2023	2022	2021
Discount rate	4.85%	2.43%	2.05%
Expected return on plan assets	4.50%	2.75%	2.75%
We estimate that we will recognize $11 million in net pension cost for 2024. We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2024 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2024 by approximately $2 million.
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
•Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 4.5% for 2023, 4.5% for 2022 and 2.75% for 2021. We deemed a rate of 4.50% to be appropriate in estimating 2023 pension cost.
The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2023.

Target Allocation
Asset Class	2023
Global equity	16%
Fixed income	84
Total	100%

Investments consist of mutual funds, collective investment funds and insurance investments that invest in underlying assets in accordance with the target asset allocations shown above.
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
The following tables show the fair values of our pension plan assets by asset class at December 31, 2023, and December 31, 2022.

December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Fixed income — U.S.	$—	$342	$—	$342
Collective investment funds (measured at NAV) (a)	—	—	—	465
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	20
Total net assets at fair value	$—	$342	$—	$827

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
The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
Dollars in millions	2023	2022
Net unrecognized losses (gains)	$(9)	$(9)
Net unrecognized prior service credit	(11)	(12)
Total unrecognized AOCI	$(20)	$(21)

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
Dollars in millions	2023	2022	2021
Interest cost on APBO	$2	$2	$2
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of gains	(1)	(1)	(1)
Net postretirement benefit cost	$(2)	$(2)	$(2)
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$1	$1	$1
Amortization of prior service credit	1	1	1
Total recognized in comprehensive income	$2	$2	$2

Total recognized in net postretirement benefit cost and comprehensive income	$—	$—	$—

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2023, and December 31, 2022.
The following table summarizes changes in the APBO. Actuarial losses are a result of asset performance.

Year ended December 31,
Dollars in millions	2023	2022
APBO at beginning of year	$40	$57
Service cost	—	—
Interest cost	2	2
Plan participants’ contributions	1	1
Actuarial losses (gains)	6	(5)
Benefit payments	(9)	(15)
Plan amendments	—	—
APBO at end of year	$40	$40

The following table summarizes changes in FVA.

Year ended December 31,
Dollars in millions	2023	2022
FVA at beginning of year	$40	$57
Employer contributions	—	—
Plan participants’ contributions	1	1
Benefit payments	(9)	(15)
Actual return on plan assets	8	(3)
FVA at end of year	$40	$40

The postretirement plans were fully funded at December 31, 2023, and December 31, 2022. Therefore, no liabilities were recognized on our Consolidated Balance Sheets.
There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2024, if any, will be minimal.

At December 31, 2023, we expect to pay the benefits from other postretirement plans as follows: 2024 — $5 million; 2025 — $5 million; 2026 — $5 million; 2027 — $4 million; 2028 — $4 million; and $19 million in the aggregate from 2029 through 2033.
To determine the APBO, we assumed discount rates of 4.5% at December 31, 2023, and 4.5% at December 31, 2022.
To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2023	2022	2021
Discount rate	4.50%	4.50%	4.50%
Expected return on plan assets	4.50	4.50	4.50
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
We expect to recognize a $2 million credit in net postretirement benefit cost for 2024.
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

Target Allocation
Asset Class	2023
U.S. equity securities	64%
International equity securities	16
Fixed income securities	20
Total	100%

Investments consist of mutual funds and other assets that invest in underlying assets in accordance with the target asset allocations shown above. Exchange-traded mutual funds are valued using quoted prices and, therefore, are classified as Level 1. Investments in other assets are valued using the Net Asset Value practical expedient and are not classified within the fair value hierarchy. These investments do not have readily determinable fair values and are valued using a methodology consistent with accounting guidance that allows the plan to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership in partners’ capital to which a proportionate share of net assets is attributed).
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2023, and December 31, 2022.

December 31, 2023
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
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2023, and December 31, 2022, we did not receive federal subsidies.
Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 7% being eligible for matching contributions in 2023. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. We did not accrue a profit sharing contributions for 2023 or 2022. We made a contribution of 1% for 2021, on eligible compensation for employees eligible on the last business day of the plan year. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $99 million in 2023, $82 million in 2022, and $119 million in 2021.
19. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
Dollars in millions	2023	2022	2021
FEDERAL FUNDS PURCHASED
Balance at year end	$—	$4,006	$—
Average during the year	1,098	1,490	—
Maximum month-end balance	3,020	5,872	—
Weighted-average rate during the year	4.83%	2.04%	—%
Weighted-average rate at December 31	—	4.18	—
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$38	$71	$173
Average during the year	549	617	239
Maximum month-end balance	1,954	1,090	281
Weighted-average rate during the year	4.77%	1.66%	.02%
Weighted-average rate at December 31	1.63	3.74	.01
OTHER SHORT-TERM BORROWINGS
Balance at year end	$3,053	$5,386	$588
Average during the year	5,890	2,963	770
Maximum month-end balance	1,061	11,372	897
Weighted-average rate during the year	5.24%	1.82%	1.08%
Weighted-average rate at December 31	5.58	.50	1.97

As described below and in Note 20 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which can reduce our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $10.7 billion at December 31, 2023, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2023, our unused secured borrowing capacity was $54.7 billion at the Federal Reserve Bank of Cleveland and $13.6 billion at the FHLB.
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

December 31,
Dollars in millions	2023	2022
Senior medium-term notes due through 2033 (a)	$3,870	$3,789
2.075% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	91	99
7.75% Subordinated notes due 2029 (b)	117	112
Other subordinated notes (b)(c)	77	77
Total parent company	4,317	4,239
Senior medium-term notes due through 2039 (d)	5,519	6,411
4.39% Senior remarketable notes due 2027 (e)	214	191
3.40% Subordinated notes due 2026 (f)	569	555
6.95% Subordinated notes due 2028 (f)	286	281
3.90% Subordinated notes due 2029 (f)	333	327
4.90% Subordinated notes due 2032 (f)	695	685
Secured borrowing due through 2032 (g)	11	14
Federal Home Loan Bank advances due through 2038 (h)	7,586	6,594
Investment Fund Financing due through 2055 (i)	24	10
Total subsidiaries	15,237	15,068
Total long-term debt	$19,554	$19,307

(a)Senior medium-term notes had a weighted-average interest rate of 2.31% at December 31, 2023, and 2.3134% at December 31, 2022. These notes had fixed interest rates at December 31, 2023, and December 31, 2022. These notes may not be redeemed prior to their maturity dates.
(b)See Note 21 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.
(c)The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 7.14% at December 31, 2023, and 6.16% at December 31, 2022. These notes may be redeemed prior to their maturity dates.
(d)Senior medium-term notes had weighted-average interest rates of 4.88% at December 31, 2023, and 5.96% at December 31, 2022. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.
(e)The remarketable senior medium-term notes had a weighted-average interest rate of 4.39% at both December 31, 2023 and December 31, 2022. These notes had fixed interest rates at December 31, 2023, and December 31, 2022. These notes may not be redeemed prior to their maturity dates.
(f)These notes are all obligations of KeyBank. Only medium term notes due 2027 may be redeemed prior to maturity date.
(g)This includes $5 million of Capital Lease financing debt with maturity dates ranging from October 1, 2025 to October 1, 2032. This category of debt consists primarily of non-recourse debt collateralized by leased equipment under operating, direct financing and sales-type leases. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”). This also includes $5 million of capital leases acquired in the First Niagara merger with a maturity range from March 2022 through October 2032.
(h)Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 5.76% at December 31, 2023, and 4.48% at December 31, 2022. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $7.6 billion at December 31, 2023, and $6.6 billion at December 31, 2022.
(i)Investment Fund Financing with maturity dates of September 1, 2048 and April 29, 2055 respectively.
At December 31, 2023, scheduled principal payments on long-term debt were as follows:

Dollars in millions	Parent	Subsidiaries	Total
2024	$—	$8,708	$8,708
2025	1,081	1,896	2,977
2026	—	1,059	1,059
2027	720	1,227	1,947
2028	888	296	1,184
All subsequent years	1,628	2,051	3,679

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
On November 15, 2022, under the Bank Note Program, KeyBank issued $1.0 billion of 5.850% Fixed Rate Senior Bank Notes due November 15, 2027.
On January 26, 2023, KeyBank issued the following notes under the bank note program: $1.0 billion of Fixed Rate Senior Bank Notes due January 26, 2033, and $500 million of Fixed Rate Senior Bank Notes due January 26, 2026.
As of December 31, 2023, $15.5 billion remained available for issuance under the Bank Note Program.
KeyCorp shelf registration, including Medium-Term Note Program. On June 9, 2023, KeyCorp updated its shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more.
On May 23, 2022, KeyCorp issued $600 million of 3.878% Fixed-to-Floating Senior Notes due May 23, 2025 and $750 million of 4.789% Fixed-to-Floating Senior Notes due June 1, 2033. The fixed rate periods for each issuance are effective through May 23, 2024, and June 1, 2032, respectively.
At December 31, 2023, KeyCorp had authorized and available for issuance up to $15 billion of additional debt securities under the Medium-Term Note Program.
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
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)(d)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2023
KeyCorp Capital I	$156	$6	$162	6.396%	2028
KeyCorp Capital II	87	4	91	6.875	2029
KeyCorp Capital III	113	4	117	7.750	2029
HNC Statutory Trust III	21	1	22	7.040	2035
HNC Statutory Trust IV	18	1	19	6.932	2037
Willow Grove Statutory Trust I	20	1	21	6.956	2036
Westbank Capital Trust II	8	—	8	7.822	2034
Westbank Capital Trust III	8	—	8	7.822	2034
Total	$431	$17	$448	6.981%	—
December 31, 2022	$433	$17	$450	5.321%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include debt issuance costs and basis adjustments related to fair value hedges totaling $15 million at December 31, 2023, and $17 million at December 31, 2022. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our Consolidated Balance Sheets. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2023, and December 31, 2022, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our Consolidated Balance Sheets in “other liabilities.” Additional information on LIHTC commitments is provided in Note 13 (“Variable Interest Entities”).
The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, Dollars in millions	2023	2022
Loan commitments:
Commercial and other	$55,603	$58,269
Commercial real estate and construction	3,440	4,037
Home equity	8,984	9,346
Credit cards	7,058	7,424
Total loan commitments	75,085	79,076
Commercial letters of credit	65	86
Purchase card commitments	995	875
Principal investing commitments	1	9
Tax credit investment commitments	1,361	958
Total loan and other commitments	$77,507	$81,004

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

Record-Keeping Investigation. On February 9, 2024, the Company’s broker-dealer subsidiary, KeyBanc Capital Markets, Inc. (KBCM), and investment advisory subsidiary, Key Investment Services (KIS), entered into a resolution with the SEC to resolve the SEC’s investigation concerning compliance with certain record-keeping requirements relating to business communications transmitted on unapproved electronic communications platforms. Under this resolution, KBCM and KIS agreed to pay a penalty of $10 million to the SEC along with other prospective relief.

Gurevitch Litigation. On August 4, 2023, a putative class action, Gurevitch v. KeyCorp et al., was filed against KeyCorp and certain of its current and former executives in the United States District Court for the Northern District of Ohio. The named plaintiff seeks to represent a national class of individuals who purchased or acquired KeyCorp securities from February 2020 to June 2023 and who were allegedly harmed by certain disclosures relating to KeyCorp’s liquidity, operations, and prospects. The lead plaintiff is scheduled to file an amended complaint in March 2024. At this stage of the proceedings, it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Derivative Litigation. In November and December 2023, purported shareholders of KeyCorp filed two shareholder derivative lawsuits in the United States District Court for the Northern District of Ohio. The lawsuits assert that various officers and directors violated their duties to KeyCorp by virtue of the matters alleged in the Gurevitch litigation described above. The lawsuits are purportedly brought on behalf of KeyCorp and seek relief on KeyCorp’s behalf and for its benefit.

Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2023. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2023	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,234	$79
Recourse agreement with FNMA	7,465	98
Residential mortgage reserve	3,350	11
Written put options (a)	3,304	183
Total	$18,353	$371

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2023, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2023, our standby letters of credit had a remaining weighted-average life of 1.6 years, with remaining actual lives ranging from less than 1 year to 10.9 years.

Recourse agreement with FNMA. At December 31, 2023, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.0 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.0 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31% of the principal balance of loans outstanding at December 31, 2023. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 5 (“Asset Quality”).
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
At December 31, 2023, the unpaid principal balance outstanding of loans sold by us was $11.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2023.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our Consolidated Balance Sheets, was $11 million at December 31, 2023.

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2023, our written put options had an average life of 1.8 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
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
23. Accumulated Other Comprehensive Income

The following table summarizes our changes in AOCI:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2021	$(403)	$88	$(271)	$(586)
Other comprehensive income before reclassification, net of income taxes	(4,492)	(1,319)	(25)	(5,836)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	107	20	127
Net current-period other comprehensive income, net of income taxes	(4,492)	(1,212)	(5)	(5,709)
Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	702	(364)	(18)	320
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	3	725	18	746
Net current-period other comprehensive income, net of income taxes	705	361	—	1,066
Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI, are as follows:

	Twelve Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2023	2022
Unrealized gains (losses) on available for sale securities
Realized losses	$(4)	$—	Other income
	(4)	—	Income (loss) from continuing operations before income taxes
	(1)	—	Income taxes
	$(3)	$—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(956)	$(146)	Interest income — Loans
Interest rate	(2)	(3)	Interest expense — Long-term debt
Interest rate	5	9	Investment banking and debt placement fees
	(953)	(140)	Income (loss) from continuing operations before income taxes
	(228)	(33)	Income taxes
	$(725)	$(107)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(15)	Other expense
Settlement loss	(18)	(12)	Other expense
Amortization of prior service credit	1	1	Other expense
	(25)	(26)	Income (loss) from continuing operations before income taxes
	(7)	(6)	Income taxes
	$(18)	$(20)	Income (loss) from continuing operations

24. Shareholders' Equity
Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. This authorization expired as of September 30, 2023. During 2023, Key repurchased $38 million shares in the open market and $34 million of shares related to equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per common share for each of the four quarters in 2023. These quarterly dividend payments brought our annual dividend to $.82 per common share for 2023.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2023:

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2023 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Noncumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
Fixed Rate Perpetual Noncumulative Series H	600	600,000	1	1,000	1/40th	25	.387500

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2023, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2023, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2023, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
At December 31, 2023, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$21,028	14.15%	$11,886	8.00%	N/A	N/A
KeyBank (consolidated)	20,726	14.16	11,712	8.00	$14,640	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$17,340	11.67%	$8,914	6.00%	N/A	N/A
KeyBank (consolidated)	17,487	11.94	8,784	6.00	$11,712	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$17,340	9.03%	$7,678	4.00%	N/A	N/A
KeyBank (consolidated)	17,487	9.22	7,587	4.00	$9,483	5.00%
December 31, 2022
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$20,776	12.79%	$12,998	8.00%	N/A	N/A
KeyBank (consolidated)	19,903	12.39	12,850	8.00	$16,063	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$17,225	10.60%	$9,748	6.00%	N/A	N/A
KeyBank (consolidated)	16,801	10.46	9,638	6.00	$12,850	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$17,225	8.88%	$7,759	4.00%	N/A	N/A
KeyBank (consolidated)	16,801	8.78	7,657	4.00	$9,572	5.00%

25. Business Segment Reporting

The following is a description of the segments and their primary businesses at December 31, 2023.

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

The table on the following page shows selected financial data for our major business segments for the years ended December 31, 2023, 2022, and 2021.

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

Year ended December 31,	Consumer Bank			Commercial Bank
Dollars in millions	2023	2022	2021	2023	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,276	$2,409	$2,361	$1,811	$1,863	$1,650
Noninterest income	944	995	1,068	1,422	1,600	1,990
Total revenue (TE) (a)	3,220	3,404	3,429	3,233	3,463	3,640
Provision for credit losses	111	193	(118)	379	317	(279)
Depreciation and amortization expense	106	87	84	99	113	134
Other noninterest expense	2,677	2,644	2,321	1,703	1,620	1,732
Income (loss) from continuing operations before income taxes (TE)	326	480	1,142	1,052	1,413	2,053
Allocated income taxes (benefit) and TE adjustments	78	115	274	213	269	412
Income (loss) from continuing operations	248	365	868	839	1,144	1,641
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	248	365	868	839	1,144	1,641
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$248	$365	$868	$839	$1,144	$1,641
AVERAGE BALANCES (b)
Loans and leases	$42,408	$41,315	$39,422	$75,143	$69,549	$60,486
Total assets (a)	45,232	44,414	42,656	84,895	80,068	70,051
Deposits	83,964	90,132	88,474	53,874	54,672	55,598
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$72	$52	$39	$3	$4	$12
Net loan charge-offs (b)	133	83	126	111	84	81
Return on average allocated equity (b)	6.92%	10.36%	24.31%	8.14%	12.57%	19.21%
Return on average allocated equity	6.92	10.36	24.31	8.14	12.57	19.21
Average full-time equivalent employees (c)	7,773	8,101	8,043	2,484	2,466	2,384

Year ended December 31,	Other			Key
Dollars in millions	2023	2022	2021	2023	2022	2021
SUMMARY OF OPERATIONS
Net interest income (TE)	$(144)	$282	$87	$3,943	$4,554	$4,098
Noninterest income	104	123	136	2,470	2,718	3,194
Total revenue (TE) (a)	(40)	405	223	6,413	7,272	7,292
Provision for credit losses	(1)	(8)	(21)	489	502	(418)
Depreciation and amortization expense	27	71	80	232	271	298
Other noninterest expense	122	(125)	78	4,502	4,139	4,131
Income (loss) from continuing operations before income taxes (TE)	(188)	467	86	1,190	2,360	3,281
Allocated income taxes (benefit) and TE adjustments	(65)	65	(17)	226	449	669
Income (loss) from continuing operations	(123)	402	103	964	1,911	2,612
Income (loss) from discontinued operations, net of taxes	3	6	13	3	6	13
Net income (loss)	(120)	408	116	967	1,917	2,625
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$(120)	$408	$116	$967	$1,917	$2,625
AVERAGE BALANCES (b)
Loans and leases	$453	$438	$361	$118,004	$111,302	$100,269
Total assets (a)	61,500	61,404	66,212	191,627	185,886	178,919
Deposits	6,221	2,058	963	144,059	146,862	145,035
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$118	$198	$63	$193	$254	$114
Net loan charge-offs (b)	—	(6)	(23)	244	161	184
Return on average allocated equity (b)	1,025.00%	19.12%	1.85%	6.94%	12.97%	14.79%
Return on average allocated equity	1,000.00	19.40	2.09	6.97	13.01	14.86
Average full-time equivalent employees (c)	7,435	7,094	6,547	17,692	17,661	16,974
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

26. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, Dollars in millions	2023	2022
ASSETS
Cash and due from banks	$2,727	$3,146
Short-term investments	17	15
Securities available for sale	—	—
Other investments	85	78
Loans to:
Banks	250	250
Nonbank subsidiaries	—	16
Total loans	250	266
Investment in subsidiaries:
Banks	14,789	13,033
Nonbank subsidiaries	901	928
Total investment in subsidiaries	15,690	13,961
Goodwill	167	167
Corporate-owned life insurance	197	209
Derivative assets	1	111
Accrued income and other assets	331	248
Total assets	$19,465	$18,201
LIABILITIES
Accrued expense and other liabilities	$511	$508
Long-term debt due to:
Subsidiaries	447	450
Unaffiliated companies	3,870	3,789
Total long-term debt	4,317	4,239
Total liabilities	4,828	4,747
SHAREHOLDERS’ EQUITY (a)	14,637	13,454
Total liabilities and shareholders’ equity	$19,465	$18,201

(a)See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
Dollars in millions	2023	2022	2021
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$675	$475	$1,925
Nonbank subsidiaries	—	100	50
Interest income from subsidiaries	15	4	1
Other income	24	7	36
Total income	714	586	2,012
EXPENSE
Interest on long-term debt with subsidiary trusts	33	19	13
Interest on other borrowed funds	273	130	65
Personnel and other expense	111	101	101
Total expense	417	250	179
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	297	336	1,833
Income tax (expense) benefit	95	60	38
Income (loss) before equity in net income (loss) less dividends from subsidiaries	392	396	1,871
Equity in net income (loss) less dividends from subsidiaries	575	1,521	754
NET INCOME (LOSS)	967	1,917	2,625
Less: Net income attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$967	$1,917	$2,625

.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
Dollars in millions	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$967	$1,917	$2,625
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(6)	6	(22)
Stock-based compensation expense	9	117	9
Equity in net (income) loss less dividends from subsidiaries	(575)	(1,521)	(754)
Net (increase) decrease in other assets	44	23	13
Net increase (decrease) in other liabilities	3	(24)	48
Other operating activities, net	122	(480)	(414)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	564	38	1,505
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(14)	(26)	(15)
Proceeds from sales, prepayments and maturities of securities available for sale	—	—	—
Net (increase) decrease in loans to subsidiaries	16	(200)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2	(226)	(15)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,350	—
Payments on long-term debt	—	—	(997)
Repurchase of Treasury Shares	(73)	(44)	(1,176)
Net cash from the issuance (redemption) of Common Shares and preferred stock	—	590	—
Cash dividends paid	(912)	(855)	(823)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(985)	1,041	(2,996)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(419)	853	(1,506)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	3,146	2,293	3,799
CASH AND DUE FROM BANKS AT END OF YEAR	$2,727	$3,146	$2,293

KeyCorp paid interest on borrowed funds totaling $171 million in 2023, $137 million in 2022, and $130 million in 2021.
27. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business:

Year ended December 31,	2023			2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$410	$68	$478	$403	$69	$472
Investment banking and debt placement fees	—	344	344	—	430	430
Services charges on deposit accounts	158	111	269	211	139	350
Cards and payments income	187	145	332	177	154	331
Other noninterest income	12	—	12	11	—	11
Total revenue from contracts with customers	$767	$668	$1,435	$802	$792	$1,594

Other noninterest income (a)			$931			$1,001
Noninterest income from other segments (b)			104			123
Total noninterest income			$2,470			$2,718

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

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2023, and December 31, 2022.

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
Reports Regarding Internal Controls
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 97, 98, and 99, respectively.
ITEM 9B. OTHER INFORMATION
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended December 31, 2023, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 9, 2024 (the “2024 Proxy Statement”), and these sections are incorporated herein by reference:

•“Proposal One: Election of Directors”
•“Corporate Governance Documents — Code of Business Conduct and Ethics”
•“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”
•“Additional Information — Other Proposals and Director Nominations for the 2025 Annual Meeting of Shareholders”

KeyCorp expects to file the 2024 Proxy Statement with the SEC on or about March 22, 2024.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2024 Proxy Statement and these sections are incorporated herein by reference:

•“Compensation Discussion and Analysis”
•“Compensation of Executive Officers and Directors”
•“Compensation and Organization Committee Report”
•“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2024 Proxy Statement and these sections are incorporated herein by reference:

•“The Board of Directors and Its Committees — Director Independence”
•“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2024 Proxy Statement, and is incorporated herein by reference.
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

3.3	Fourth Amended and Restated Regulations of KeyCorp, effective September 21, 2023, filed as Exhibit 3.1 to Form 8-K on September 22, 2023.
4.1	Description of KeyCorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
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

4.16	Form of Depositary Receipt related to Series H Preferred Stock (included as part of Exhibit 4.15), filed as Exhibit 4.4 to Form 8-K on August 24, 2022.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Cash-settling Performance Shares Award Agreement (2021-2023), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2020.*
10.3	Form of Stock-settling Performance Shares Award Agreement (2021-2023), filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2020.*
10.4	Form of Cash-settling Performance Shares Award Agreement (2022-2024), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2021.*
10.5	Form of Stock-settling Performance Shares Award Agreement (2023-2025), filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2022.*.
10.6	Form of Cash-settling Performance Shares Award Agreement (2024-2026).

10.7	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.8	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*
10.9	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2020.*.
10.10	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2018.*.
10.11
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
10.15
Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2017.*

10.16
Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2017.*

10.17	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.18	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.19	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.20	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.21	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.22
KeyCorp Amended and Restated 2019 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to KeyCorp’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 11, 2023).*

10.23	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.24	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.25	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.26	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.27	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2019.*
10.28	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective September 16, 2020), filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2020.*
10.29	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.30	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.31	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.32	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.33	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*

10.34	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.35	Amendment to the KeyCorp Second Excess Cash Balance Pension Plan (effective May 8, 2023).
10.36
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.37	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.38	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2022.*
10.39	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2022.*
10.40	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.41	Amended and Restated KeyCorp Second Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2022.*
10.42	Amended and Restated KeyCorp Second Deferred Savings Plan (effective May 8, 2023).
10.43	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.44	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.45	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.46	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
21	Subsidiaries of the Registrant.
22	Subsidiary Issuers of Guaranteed Securities.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	KeyCorp Compensation Recovery Policy.
101	The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (contained in Exhibit 101).

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

KEYCORP

/s/ Clark H. Khayat
Clark H. Khayat
Chief Financial Officer (Principal Financial Officer)
February 22, 2024

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Christopher M. Gorman	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

Clark H. Khayat	Chief Financial Officer (Principal Financial Officer)

*Douglas M. Schosser	Chief Accounting Officer (Principal Accounting Officer)

*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*Robin N. Hayes	Director
*Carlton L. Highsmith	Director
*Richard J. Hipple	Director
*Devina A. Rankin	Director
*Barbara R. Snyder	Director
*Richard J. Tobin	Director
*Todd J. Vasos	Director
*David K. Wilson	Director

/s/ James L. Waters
* By James L. Waters, attorney-in-fact
February 22, 2024