Form 10-Q
period 2024-03-31
KEYCORP /NEW/
filed 2024-05-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	942,860,462 shares
Title of class	Outstanding at April 29, 2024

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2024, and March 31, 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2023 Form 10-K” refer to our Form 10-K for the year ended December 31, 2023, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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
SOFR: Secured Overnight Financing Rate.
TDR: Troubled debt restructuring.
TE: Taxable-equivalent.
TROC: Treasury Risk Oversight Committee.
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2023 Form 10-K, in Part II, Item 1A. "Risk Factors" of this report, and in any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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

For the first quarter of 2024, both our operating leverage and our cash efficiency ratio compared to the year-ago period were impacted by an expected decrease in net interest income stemming from lower loan balances and higher funding costs. This decrease was slightly offset by an increase in noninterest income primarily due to a record first quarter performance in investment banking. Positive operating leverage remains a long-term financial target.

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

We remain focused on efforts to deliver sound profitable growth and value for our stakeholders. At the end of the first quarter, our CET1 ratio improved to 10.27% and our tangible common equity to tangible assets ratio held steady at 5.04%, despite the impact of increased rates, reflecting the work we have done to improve balance sheet resiliency to changes in interest rates, up or down.

Strategic developments

Our actions and results during the first quarter of 2024 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 50 of our 2023 Form 10-K.

•Our relationship-based business model and our long-term strategic commitment to primacy, that is, serving as our client's primary bank, continues to serve us well, highlighted by 6% year-over-year commercial client growth and 2.5% year-over-year net new relationship household growth.
•Our recent launch of Key Private Client helps us to penetrate a large, growing mass affluent segment within our consumer base and with our commercial business owners. Overall, our Assets Under Management have now surpassed $57 billion.
•We announced a strategic partnership that will help us accelerate growth in our commercial platform, another example of how we are delivering best-in-class execution services for our clients, while concurrently managing risk.
•Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles. Net charge-offs and delinquencies remain low by historical standards.
•We ended the quarter with a Common Equity Tier 1 ratio of 10.3%(a), up approximately 120 basis points from a year ago, representing our fastest rate of organic capital build over a 12-month period since the industry began tracking this metric.

Current year expectations - full year 2024 vs. full year 2023

Category	Expectations
Average loans	down 5% to 7%(b)
Average deposits	flat to down 2%
Net interest income (TE)	down 2% to 5%(b)
Noninterest income	up 5%+
Noninterest expense	relatively stable(c)(d)
Net charge-offs to average loans	30 to 40 basis points (FY2024)
Effective tax rate	~20% (FY2024)
(a) March 31, 2024 capital ratios are estimates
(b)Additional Guidance: End of period loans: relatively stable vs. year-end 2023 balances; Net interest income (TE): Up low-single digits vs. 4Q23 annualized exit rate, 10%+ 4Q24 vs. 4Q23.
(c) Relatively stable: +/- 2%
(d) Noninterest expense guidance excludes the FDIC special assessment of $190 million, efficiency related expenses of $131 million, and a pension settlement charge of $18 million recorded in 2023. The noninterest expense guidance excludes the FDIC special assessment of $29 million in 2024.

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

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. The Institutional operating segment is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and special servicer of CMBS. The operating segment also includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity capital markets, derivatives, foreign exchange, financial advisory, public finance, commercial payments, equipment finance, and commercial mortgage banking. Additionally, KBCM provides fixed income and equity sales and trading services to investor clients.

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2023 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors as well as the disclosure included in Part II, Item 1A. "Risk Factors" of this report.

Regulatory capital requirements

KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the Basel III international capital framework (“Basel III”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework (“Regulatory Capital Rules”) are discussed in more detail in Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At March 31, 2024, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp March 31, 2024 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	10.3%
Tier 1 Capital	6.0	2.5	8.5	12.0
Total Capital	8.0	2.5	10.5	14.5
Leverage (a)	4.0	N/A	4.0	9.1
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
(c)March 31, 2024 ratios are estimated and reflect the five-year transition of CECL impacts on regulatory ratios.

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
(b)As a “standardized approach” banking organization, KeyBank is not subject to the 3% supplementary leverage ratio requirement, which became effective January 1, 2018. However, KeyCorp will be subject to the supplementary leverage ratio if proposed revisions to the Regulatory Capital Rules discussed below are adopted.

As of March 31, 2024, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation - Recent regulatory capital requirements” for a discussion of other developments concerning recent regulatory capital-related changes.

Capital planning and stress testing

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

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other developments concerning capital planning and stress testing requirements.

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

In the final rule, the FDIC indicated that the special assessment is a tax-deductible operating expense for IDIs, and that it assumed that the effect on income of the entire amount of the special assessment would occur in one quarter for the IDIs subject to the assessment. The impact of the special assessment to Key was approximately $190 million in pre-tax expense, which was recognized upon issuance of the final rule in the fourth quarter of 2023.

The FDIC has indicated that the loss estimates to be recovered by the special assessment will be periodically adjusted as the FDIC (as receiver of the failed banks) sells assets, satisfies liabilities, and incurs receivership expenses. The FDIC said that it will provide any updates regarding the amount and collection period for the special assessment when it sends the quarterly deposit insurance assessment invoices to the IDIs subject to the special assessment. In the first quarter of 2024, the FDIC announced an increase in its estimate of losses from protecting the uninsured depositors of SVB and Signature and, therefore, increased the amount that it would collect through the special assessment. Because of this updated estimate, Key incurred an incremental pre-tax expense of $29 million in the first quarter of 2024.

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

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability - Deposit insurance and assessments” for a discussion of other developments concerning deposit insurance and assessments.

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

Community Reinvestment Act

On October 24, 2023, the federal banking agencies adopted a final rule to strengthen and modernize their regulations implementing the Community Reinvestment Act (“CRA”) to better achieve the purposes of the law, adapt to changes in the banking industry, and provide clarity and consistency in the application of their regulations. Among other things, the final rule (1) clarifies what activities constitute eligible community development activities, (2) adopts four new tests under which large banks with more than $2 billion in assets (including KeyBank) will be evaluated, (3) applies a new framework for assigning conclusions and ratings to banks, (4) updates requirements for delineating facility-based assessment areas, (5) provides for the evaluation of certain large banks in retail lending assessment areas as well as facility-based assessment areas, and (6) imposes new data collection and reporting requirements. The four new tests under which large banks will be evaluated are a retail lending test, a retail services and products test, a community development financing test, and a community development services test. Various metrics and performance standards will be applied under these tests. Most provisions of the final rule will be effective on January 1, 2026, while certain reporting requirements will be effective on January 1, 2027. KeyBank is subject to the final rule.

Various trade associations filed a lawsuit in the United States District Court for the Northern District of Texas seeking to invalidate the CRA final rule. In their lawsuit, the trade associations argued that the federal banking agencies exceeded their authority in adopting the CRA final rule. On March 29, 2024, the court in that case issued a preliminary injunction barring the federal banking agencies from enforcing the CRA final rule against the plaintiffs pending the resolution of this lawsuit. The court also extended all implementation dates under the CRA final rule, day for day, for each day that the injunction remains in place. The court concluded that the plaintiffs had demonstrated a substantial likelihood of success on the merits and would suffer irreparable harm if they had to incur costs to prepare to comply with a rule that might later be invalidated. Key is monitoring developments in this case.

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments – Community Reinvestment Act” for a discussion of other recent developments relating to the Community Reinvestment Act.

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

Developments relating to climate change

On March 6, 2024, the SEC adopted final rules under the Securities Act of 1933 and the Securities Exchange Act of 1934 to require public companies (including KeyCorp) to provide detailed climate-related information in their registration statements and periodic reports. Among other things, the final rules require public companies to disclose information about (i) climate-related risks that have had, or are reasonably likely to have, a material impact on the company’s business strategy, results of operations, or financial condition; (ii) the actual and potential material impacts of such risks on the company’s strategy, business model, and outlook; (iii) a company’s activities, if any, to mitigate or adapt to material climate-related risks; (iv) the role of the board of directors in overseeing climate-related risks and management’s role in assessing and managing the company’s material climate-related risks; (v) processes the company uses for identifying, assessing, and managing material climate-related risks; (vi) the company’s Scope 1 Greenhouse Gas (“GHG”) emissions (direct GHG emissions) and Scope 2 GHG emissions (indirect GHG emissions resulting from purchased energy) when such emissions are material and an attestation report covering such disclosures; and (vii) expenditures, costs, and losses incurred as a result of severe weather events and other natural conditions (subject to disclosure thresholds) to be disclosed in a note to the financial statements. Compliance with these requirements will be phased in over a period of years, with disclosure by large accelerated filers (including KeyCorp) starting in 2026 with respect to information for the 2025 fiscal year.

Various organizations have filed lawsuits seeking to invalidate the SEC’s final rules that mandate climate-related disclosures. These lawsuits, which challenge the authority of the SEC to adopt these rules, have been consolidated in the United States Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying its final climate disclosure rules pending the completion of judicial review of these lawsuits. Key is monitoring developments in these lawsuits.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2023, to the three months ended March 31, 2024 (dollars in millions):
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

Net interest income (TE) was $886 million for the first quarter of 2024 and the net interest margin was 2.02%. Compared to the first quarter of 2023, net interest income (TE) decreased $220 million and net interest margin decreased by 45 basis points. While both net interest income and the net interest margin benefited from the reinvestment of proceeds from maturing interest rate swaps, investments, and U.S. Treasury securities into higher-yielding cash and swaps, the decline in net interest income and the net interest margin reflects the higher interest rate environment and Key’s balance sheet optimization efforts, which resulted in planned reductions in loan balances. The higher interest rate environment drove earning asset yields higher, but were outpaced by the higher cost of deposits and borrowings. Additionally, the balance sheet experienced a shift in funding mix from noninterest-bearing deposits to higher-cost deposits and borrowings.
Average loans were $111.0 billion for the first quarter of 2024, a decrease of $8.8 billion compared to the first quarter of 2023, reflective of Key’s planned balance sheet optimization efforts. The decline in average loans was mostly driven by lower commercial and industrial loans, as well as a decline in commercial mortgage real estate loans. Additionally, average consumer loans decreased by $2.2 billion, reflective of broad-based declines across all consumer loan categories.

Average deposits totaled $142.9 billion for the first quarter of 2024, a decrease of $527 million compared to the year-ago quarter. The decrease was driven by continued changing client behavior reflective of higher interest rates, as well as a decline in wholesale deposit balances.

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

	Three months ended March 31, 2024			Three months ended March 31, 2023			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$55,220	$853	6.22%	$60,281	$807	5.42%	$(71)	$117	$46
Real estate — commercial mortgage	14,837	229	6.21	16,470	224	5.52	(23)	28	5
Real estate — construction	3,039	57	7.50	2,525	39	6.30	9	9	18
Commercial lease financing	3,346	27	3.23	3,783	27	2.87	(3)	3	—
Total commercial loans	76,442	1,166	6.14	83,059	1,097	5.35	(88)	157	69
Real estate — residential mortgage	20,814	171	3.29	21,436	172	3.21	(5)	4	(1)
Home equity loans	7,024	104	5.97	7,879	106	5.47	(12)	10	(2)
Other consumer loans	5,800	72	4.99	6,480	76	4.69	(8)	4	(4)
Credit cards	954	36	14.93	983	32	13.37	(1)	5	4
Total consumer loans	34,592	383	4.44	36,778	386	4.23	(26)	23	(3)
Total loans	111,034	1,549	5.61	119,837	1,483	5.01	(114)	180	66
Loans held for sale	888	14	6.15	907	13	5.86	—	1	1
Securities available for sale (b), (e)	37,089	232	2.17	39,172	194	1.72	(11)	49	38
Held-to-maturity securities (b)	8,423	75	3.57	8,931	74	3.32	(4)	5	1
Trading account assets	1,110	14	5.21	1,001	12	4.86	1	1	2
Short-term investments	10,243	142	5.59	3,532	42	4.80	92	8	100
Other investments (e)	1,236	17	5.39	1,309	13	4.01	(1)	5	4
Total earning assets	170,023	2,043	4.67	174,689	1,831	4.09	(37)	249	212
Allowance for loan and lease losses	(1,505)			(1,336)
Accrued income and other assets	17,350			17,498
Discontinued assets	329			419
Total assets	$186,197			$191,270

LIABILITIES
Money market deposits	$37,659	$264	2.82%	$33,853	$78.94%		$10	$176	$186
Demand deposits	56,137	357	2.56	52,365	183	1.42	14	160	174
Savings deposits	5,253	1.07		7,346	1.03		—	—	—
Time deposits	14,430	160	4.45	10,498	88	3.39	39	33	72
Total interest-bearing deposits	113,479	782	2.77	104,062	350	1.36	63	369	432
Federal funds purchased and securities sold under repurchase agreements	106	1	4.03	2,087	22	4.34	(19)	(2)	(21)
Bank notes and other short-term borrowings	3,325	46	5.63	6,597	78	4.80	(44)	12	(32)
Long-term debt (f), (g)	19,537	328	6.72	20,141	275	5.47	(8)	61	53
Total interest-bearing liabilities	136,447	1,157	3.41	132,887	725	2.20	(8)	440	432
Noninterest-bearing deposits	29,399			39,343
Accrued expense and other liabilities	5,373			4,804
Discontinued liabilities (g)	329			419
Total liabilities	171,548			177,453
EQUITY
Key shareholders’ equity	14,649			13,817
Noncontrolling interests	—			—
Total equity	14,649			13,817
Total liabilities and equity	$186,197			$191,270

Interest rate spread (TE)			1.26%			1.89%
Net interest income (TE) and net interest margin (TE)		$886	2.02%		$1,106	2.47%	$(29)	$(191)	(220)
TE adjustment (b)		11			7
Net interest income, GAAP basis		$875			$1,099

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2024, and March 31, 2023.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $211 million and $178 million of assets from commercial credit cards for the three months ended March 31, 2024, and March 31, 2023, respectively.
(e)Yield is calculated on the basis of amortized cost. The average amortized cost for securities available for sale was $42.7 billion and $45.3 billion for the three months ended March 31, 2024 and March 31, 2023, respectively.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(h)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $101 million for the three months ended March 31, 2024, compared to $139 million for the three months ended March 31, 2023. The decline from the year-ago period reflects a more stable economic outlook and the impact of balance sheet optimization efforts, partly offset by portfolio migration.

Noninterest income

As shown in Figure 4, noninterest income was $647 million, and represented 42% of total revenue for the first quarter of 2024, compared to $608 million, representing 35% of total revenue, for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

BREAKDOWN OF NONINTEREST INCOME FOR FIRST QUARTER 2024

31%
21%
12%
10%
26%
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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended March 31, 2024, trust and investment services income was up $8 million, or 6.3%, compared to the same period one year ago. The increase was driven primarily by investment management fees associated with higher assets under management.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at March 31, 2024, our bank, trust, and registered investment advisory subsidiaries had assets under management of $57.3 billion, up 6.7% compared to March 31, 2023. The increase was driven by market impacts on portfolios.

Figure 5. Assets Under Administration

Dollars in millions	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Discretionary assets under management by investment type:
Equity	$32,369	$30,724	$28,866	$30,320	$29,139
Fixed income	14,096	13,775	13,646	13,819	14,615
Money market	6,177	6,187	6,308	6,094	6,490
Total discretionary assets under management	52,642	50,686	48,820	50,233	50,244
Non-discretionary assets under administration	4,663	4,173	3,696	3,719	3,445
Total	$57,305	$54,859	$52,516	$53,952	$53,689

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended March 31, 2024, investment banking and debt placement fees were up $25 million, or 17.2%, compared to the same period a year ago. The increase was driven by strong commercial mortgage and debt capital markets activity.

Service charges on deposit accounts

Service charges on deposit accounts decreased $4 million, or 6.0%, for the three months ended March 31, 2024, compared to the same period one year ago. The decline was driven primarily by decreased maintenance fees.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, decreased $4 million for the three months ended March 31, 2024, compared to the same period one year ago. The decrease was driven by lower fees merchant services and card fees, slightly offset by an increase in ATM fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended March 31, 2024, increased $14 million, or 7.5%, from the year-ago quarter. The increase was primarily driven by increased commercial mortgage servicing fees as well as increased margins on mortgage sales, with a slight offset from decreased corporate services income stemming from reduced derivatives related activity.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the first quarter of 2024, compared to $1.2 billion for the first quarter of 2023.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR FIRST QUARTER 2024

23%
3%
6%
9%
59%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, decreased by $27 million, or 3.9%, for the three months ended March 31, 2024, compared to the same period one year ago. The decrease was driven by lower headcount from efficiency-related actions taken last year.

Nonpersonnel expense

Nonpersonnel expenses includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Nonpersonnel expenses for the three months ended March 31, 2024 including the impact of the additional FDIC special assessment of $29 million, decreased $6 million, or 1.3%, from the year-ago quarter, primarily due to decreases across most other expense categories.

Income taxes

We recorded tax expense of $59 million for the first quarter of 2024 and $81 million for the first quarter of 2023.

Our federal tax expense and effective tax rate differs from the amount that would be calculated using the federal statutory tax rate; primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 157 of our 2023 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 20 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 58 of our 2023 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•Net income attributable to Key of $55 million for the first quarter of 2024, compared to $89 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank decreased by $63 million, or 10.3%, compared to the first quarter of 2023, reflective of a shift in funding mix from noninterest-bearing deposits to higher-cost deposits and borrowings, as well as Key’s balance sheet optimization efforts
•Average loans and leases decreased $2.6 billion, or 6.1%, from the first quarter of 2023, driven by broad-based declines across loan categories
•Average deposits decreased $320 million, or 0.4%, from the first quarter of 2023

•Provision for credit losses decreased $62 million compared to the first quarter of 2023, driven by planned balance sheet optimization efforts and an improving economic outlook, partly offset by higher net charge-offs
•Noninterest income decreased $4 million, or 1.8%, from the first quarter of 2023, driven by declines in service charges on deposit accounts and cards and payments income
•Noninterest expense increased $40 million, or 6.0%, from the first quarter of 2023, primarily reflective of the FDIC special assessment charge
Commercial Bank

Summary of operations

•Net income attributable to Key of $200 million for the first quarter of 2024, compared to $255 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $87 million, compared to the first quarter of 2023, reflecting higher interest-bearing deposit costs and a shift in funding mix to higher-cost deposits, as well as Key’s balance sheet optimization efforts
•Average loan and lease balances decreased $6.2 billion, compared to the first quarter of 2023, driven by a decline in commercial and industrial loans
•Average deposit balances increased $3.9 billion, or 7.4%, compared to the first quarter of 2023, driven by our focus on growing deposits across our commercial businesses

•Provision for credit losses increased $22 million compared to the first quarter of 2023, driven by portfolio migration, partly offset by a more stable economic outlook and the impact of balance sheet optimization efforts
•Noninterest income increased $34 million, from the first quarter of 2023, primarily driven by an increase in investment banking and debt placement fees and commercial mortgage servicing fees
•Noninterest expense remained unchanged compared the first quarter of 2023

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at March 31, 2024
(a)Consumer loans include Consumer loans and Credit cards. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At March 31, 2024, total loans outstanding from continuing operations were $109.9 billion, compared to $112.6 billion at December 31, 2023. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 107 of our 2023 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $75.7 billion at March 31, 2024, a decrease of $1.9 billion, or 2.5%, compared to December 31, 2023, driven by a decline in commercial and industrial loans and commercial real estate loans.

Figure 8 provides our commercial loan portfolios by industry classification at March 31, 2024, and December 31, 2023.

Figure 8. Commercial Loans by Industry

March 31, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$849	$107	$83	$1,039	1.4%
Automotive	2,194	793	3	2,990	3.9
Business services	3,367	243	110	3,720	4.9
Commercial real estate	7,956	12,703	8	20,667	27.3
Construction materials and contractors	2,200	281	248	2,729	3.6
Consumer goods	3,734	581	244	4,559	6.0
Consumer services	4,358	751	315	5,424	7.2
Equipment	2,364	165	154	2,683	3.5
Finance	9,119	112	269	9,500	12.6
Healthcare	3,110	1,356	277	4,743	6.3
Materials and extraction	2,459	235	149	2,843	3.8
Oil and gas	2,165	29	8	2,202	2.9
Public exposure	2,214	8	477	2,699	3.6
Technology, media, and telecom	819	11	71	901	1.2
Transportation	907	97	323	1,327	1.8
Utilities	6,291	6	388	6,685	8.8
Other	687	75	178	940	1.2
Total	$54,793	$17,553	$3,305	$75,651	100.0%

December 31, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$925	$114	$74	$1,113	1.4%
Automotive	2,153	833	4	2,990	3.9
Business services	3,387	243	112	3,742	4.8
Commercial real estate	8,229	13,113	8	21,350	27.5
Construction materials and contractors	2,311	292	265	2,868	3.7
Consumer goods	3,851	622	268	4,741	6.1
Consumer services	4,568	774	327	5,669	7.3
Equipment	2,405	171	168	2,744	3.5
Finance	8,908	104	284	9,296	12.0
Healthcare	3,222	1,456	303	4,981	6.4
Materials and extraction	2,402	304	152	2,858	3.7
Oil and gas	2,212	37	12	2,261	2.9
Public exposure	2,241	8	513	2,762	3.6
Technology, media, and telecom	807	11	78	896	1.2
Transportation	988	97	466	1,551	2.0
Utilities	6,418	6	459	6,883	8.9
Other	788	68	30	886	1.1
Total	$55,815	$18,253	$3,523	$77,591	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at March 31, 2024, and 50% at December 31, 2023. This portfolio is approximately 88% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $54.8 billion at March 31, 2024, a decrease of $1.0 billion, or 1.8%, compared to December 31, 2023. The decrease was broad-based across most industry categories and reflects the competitive environment, low client demand, and the residual impact of our balance sheet optimization efforts during the second half of 2023.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 75% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also utilize our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At March 31, 2024, commercial real estate loans totaled $17.6 billion, which includes $14.5 billion of mortgage loans and $3.0 billion of construction loans. Compared to December 31, 2023, this portfolio decreased $700 million, or 3.8%, driven by decreases in nonowner-occupied. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at March 31, 2024.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 45% to 17% of commercial real estate loans as of March 31, 2024. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of March 31, 2024, 79% of our construction portfolio are multi-family project loans. Our office exposure only represents 5% of commercial real estate loans at period end.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2024
Nonowner-occupied:
Diversified	$2	$—	$—	$3	$—	$15	$122	$142.8%		$—	$142
Industrial	47	24	82	106	231	281	20	791	4.5	131	660
Land & Residential	5	2	3	5	—	21	—	36.2		13	23
Lodging	48	—	3	4	46	65	56	222	1.3	5	217
Medical Office	37	—	43	2	21	100	75	278	1.6	32	246
Multifamily	1,320	530	1,213	1,250	2,574	1,268	453	8,608	49.0	2,367	6,241
Office	141	1	153	75	111	277	87	845	4.8	—	845
Retail	167	6	82	172	77	257	216	977	5.6	62	915
Self Storage	54	—	45	15	75	30	176	395	2.3	8	387
Senior Housing	122	22	145	93	65	117	191	755	4.3	135	620
Skilled Nursing	—	—	—	31	—	202	186	419	2.4	—	419
Student Housing	—	—	—	27	158	—	—	185	1.1	50	135
Other	1	13	8	35	35	64	139	295	1.7	—	295
Total nonowner-occupied	1,944	598	1,777	1,818	3,393	2,697	1,721	13,948	79.5	2,803	11,145
Owner-occupied	1,085	1	325	695	156	1,140	203	3,605	20.5	210	3,395
Total	$3,029	$599	$2,102	$2,513	$3,549	$3,837	$1,924	$17,553	100.0%	$3,013	$14,540

Nonperforming loans	$3	$—	$45	$29	$2	$5	$29	$113	N/M	$—	$113
Accruing loans past due 90 days or more	5	—	—	1	—	6	—	12	N/M	—	12
Accruing loans past due 30 through 89 days	4	—	—	2	41	14	—	61	N/M	1	60

December 31, 2023
Nonowner-occupied:
Diversified	$3	$—	$—	$3	$—	$16	$164	$186	1.0%	$—	$186
Industrial	58	24	80	110	230	280	20	802	4.4	168	634
Land & Residential	5	3	3	5	3	21	—	40.2		18	22
Lodging	48	—	3	4	46	66	55	222	1.2	5	217
Medical Office	37	—	42	1	21	97	75	273	1.5	27	246
Multifamily	1,237	552	1,271	1,272	2,707	1,370	444	8,853	48.5	2,389	6,464
Office	142	—	153	76	118	285	50	824	4.5	—	824
Retail	213	6	84	183	102	297	213	1,098	6.0	75	1,023
Self Storage	62	—	45	15	72	32	171	397	2.2	4	393
Senior Housing	124	22	143	88	65	120	213	775	4.2	126	649
Skilled Nursing	—	—	—	66	—	202	215	483	2.6	—	483
Student Housing	—	—	—	27	158	—	—	185	1.0	59	126
Other	1	12	8	35	37	67	160	320	1.8	—	320
Total nonowner-occupied	1,930	619	1,832	1,885	3,559	2,853	1,780	14,458	79.2	2,871	11,587
Owner-occupied	1,141	1	414	720	167	1,352	—	3,795	20.8	195	3,600
Total	$3,071	$620	$2,246	$2,605	$3,726	$4,205	$1,780	$18,253	100.0%	$3,066	$15,187

Nonperforming loans	$1	$—	$46	$1	$9	$5	$38	$100	N/M	$—	$100
Accruing loans past due 90 days or more	1	—	—	6	—	3	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	3	—	12	—	7	7	—	29	N/M	—	29

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of March 31, 2024, totaled $34.2 billion, a decrease of $781 million, or 2.2%, from December 31, 2023. The decrease was driven by declines across all consumer loan categories and reflect the higher interest rate environment and our focus on originating salable loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of March 31, 2024, representing 60% of consumer loans outstanding. This is followed by our home equity portfolio representing 20% of consumer loans outstanding at March 31, 2024.

We held the first lien position for approximately 64% of the home equity portfolio at March 31, 2024, and 64% at December 31, 2023. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2023 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
March 31, 2024
Washington	$4,439	$996	$220	$85	$5,740
Ohio	2,707	986	208	187	4,088
New York	786	1,928	756	322	3,792
Colorado	2,978	269	143	30	3,420
California	2,275	15	483	3	2,776
Oregon	1,252	572	104	41	1,969
Pennsylvania	435	499	366	59	1,359
Florida	770	41	403	12	1,226
Utah	840	240	62	17	1,159
Connecticut	749	247	116	28	1,140
Other	3,473	1,112	2,829	151	7,565
Total	$20,704	$6,905	$5,690	$935	$34,234

December 31, 2023
Washington	$4,520	$1,020	$227	$88	$5,855
Ohio	2,704	1,029	251	203	4,187
New York	805	1,993	775	347	3,920
Colorado	3,001	277	149	32	3,459
California	2,294	14	500	3	2,811
Oregon	1,269	585	108	43	2,005
Pennsylvania	445	517	379	63	1,404
Florida	782	42	416	14	1,254
Utah	851	252	64	18	1,185
Connecticut	765	255	113	29	1,162
Other	3,522	1,155	2,934	162	7,773
Total	$20,958	$7,139	$5,916	$1,002	$35,015

Figure 11 summarizes our loan sales for the three months ended March 31, 2024, and all of 2023.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2024
First quarter	86	1,554	104	209	1,953
Total	$86	$1,554	$104	$209	$1,953
2023
Fourth quarter	$34	$1,735	$21	$340	$2,130
Third quarter	85	2,861	49	345	3,340
Second quarter	118	1,431	28	283	1,860
First quarter	125	1,121	164	135	1,545
Total	$362	$7,148	$262	$1,103	$8,875

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Commercial real estate loans	$505,152	$499,449	$500,373	$493,396	$493,865
Residential mortgage	11,166	11,193	11,094	11,003	10,951
Education loans	230	248	263	278	294
Commercial lease financing	1,888	1,946	2,005	1,732	1,673
Commercial loans	660	667	685	708	712
Consumer direct	386	408	431	455	480
Consumer indirect	649	792	947	1,120	1,316
Total	$520,131	$514,703	$515,798	$508,692	$509,291

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.6 billion of the $520.1 billion of loans administered or serviced at March 31, 2024. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $45.6 billion at March 31, 2024, compared to $45.8 billion at December 31, 2023. Available-for-sale securities were $37.3 billion at March 31, 2024, compared to $37.2 billion at December 31, 2023. Held-to-maturity securities were $8.3 billion at March 31, 2024, and $8.6 billion at December 31, 2023.

As shown in Figure 13, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, refer to our 2023 Form 10-K within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Securities” and Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.” Additionally refer to Note 6 (“Securities”) within this report.

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	March 31, 2024	December 31, 2023
FHLMC & FNMA	$23,743	$24,302
GNMA	12,048	11,665
Total (a)	$35,791	$35,967

(a) Includes securities in the available-for-sale portfolio recorded at fair value and securities in the held-to-maturity portfolio recorded at amortized cost.

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Total	Weighted-Average Yield (b)
March 31, 2024
Remaining maturity:
One year or less	$7,437	$27	$3	$72	$7,539.52%
After one through five years	1,599	2,384	2,210	2,730	8,923	2.88
After five through ten years	39	9,259	798	5,518	15,614	2.09
After ten years	67	4,046	440	669	5,222	1.62
Fair value	$9,142	$15,716	$3,451	$8,989	$37,298	—%
Amortized cost	$9,354	$19,285	$4,090	$10,276	$43,005	1.91%
Weighted-average yield (b)	1.13%	1.92%	1.61%	2.70%	1.91%	—
Weighted-average maturity	1.0 years	8.2 years	5.9 years	6.6 years	6.0 years	—
December 31, 2023
Fair value	$9,026	$15,478	$3,589	$9,092	$37,185	—%
Amortized cost	9,300	18,911	4,189	10,295	42,695	1.79
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2024
Remaining maturity:
One year or less	$11	$—	$4	$607	$2	$624	2.10%
After one through five years	1,901	109	2,129	1	24	4,164	3.40
After five through ten years	2,092	8	279	3	—	2,382	3.66
After ten years	1,021	45	36	—	—	1,102	4.23
Amortized cost	$5,025	$162	$2,448	$611	$26	$8,272	3.49%
Fair value	$4,686	$145	$2,232	$592	$25	$7,680	—%
Weighted-average yield (b)	3.79%	2.81%	3.25%	2.09%	4.17%	3.49%	—
Weighted-average maturity	6.7 years	7.2 years	3.8 years	0.4 years	2.7 years	5.4 years	—
December 31, 2023
Amortized cost	$5,170	$165	$2,473	$738	$29	$8,575	3.49%
Fair value	4,896	152	2,270	709	29	8,056	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at March 31, 2024
The following presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	March 31, 2024	December 31, 2023
Money market deposits	$38.8	$37.0
Demand deposits	55.4	57.7
Savings deposits	5.3	5.4
Time deposits	15.1	14.8
Noninterest bearing deposits	29.6	30.7
Total	$144.2	$145.6

Our highly diversified deposit base is our primary source of funding. At March 31, 2024, our deposits totaled $144.2 billion, a decrease of $1.4 billion, compared to December 31, 2023, reflecting normal seasonal deposit outflows.

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

Figure 17. Estimated Uninsured Deposits

Dollars in billions	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Uninsured deposits(a)	$62.1	$61.5	$61.5	$61.6	$63.3
Total deposits	144.2	145.6	144.3	145.1	144.1
Uninsured % of Deposits	43%	42%	43%	42%	44%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$10.0	$9.5	$8.7	$8.6	$8.3

As of March 31, 2024, approximately $15.1 billion of uninsured deposits were collateralized by government-backed securities compared to $13.1 billion as of December 31, 2023.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $23.7 billion at March 31, 2024, compared to $22.6 billion at December 31, 2023. The increase in wholesale funds reflects our desire to maintain increased levels of cash at the Federal Reserve in accordance with our liquidity risk management policy. For more information regarding our wholesale funds, see Part II, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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
$192
$72
$192
$—
$191
$—
$193
$—
$193
$—
1Q23
2Q23
3Q23
4Q23
1Q24
OPEN MARKET COMMON SHARE REPURCHASES
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the first quarter of 2024. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 16 in the “Supervision and Regulation” section of our 2023 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 28,216 holders of record at March 31, 2024. Our book value per Common Share was $12.84 based on 942.8 million shares outstanding at March 31, 2024, compared to $13.02 per Common Share based on 936.6 million shares outstanding at December 31, 2023. At March 31, 2024, our tangible book value per Common Share was $9.87, compared to $10.02 per Common Share at December 31, 2023.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2024	2023
In thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	936,564	936,161	935,733	935,229	933,325
Open market share repurchases	—	—	—	—	(2,550)
Shares issued under employee compensation plans (net of cancellations and returns)	6,212	403	428	504	4,454
Shares outstanding at end of period	942,776	936,564	936,161	935,733	935,229

As shown above, Common Shares outstanding increased by 6.2 million shares during the first quarter of 2024. We did not complete any open market share repurchases in the first quarter of 2024.

At March 31, 2024, we had 313.9 million treasury shares, compared to 320.1 million treasury shares at December 31, 2023. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2024. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.8% at both March 31, 2024, and December 31, 2023, respectively. Our tangible common equity to tangible assets ratio was 5.0% and 5.1% at March 31, 2024, and December 31, 2023, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at March 31, 2024, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at March 31, 2024, and December 31, 2023, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2023 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	March 31, 2024	December 31, 2023
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,547	$14,637
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	59	118
	Common Equity Tier 1 capital before adjustments and deductions	12,160	12,309
Less:	Goodwill, net of deferred taxes	2,590	2,594
	Intangible assets, net of deferred taxes	43	49
	Deferred tax assets	20	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,332)	(4,296)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(706)	(656)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(276)	(277)
	Total Common Equity Tier 1 capital	$14,821	$14,894
TIER 1 CAPITAL
Common Equity Tier 1		$14,821	$14,894
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$17,267	$17,340
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,956	$2,020
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,761	1,668
Less:	Deductions	—	—
	Total Tier 2 capital	3,717	3,688
	Total risk-based capital	$20,984	$21,028
RISK-WEIGHTED ASSETS(e)
Risk-weighted assets on balance sheet		$112,202	$115,861
Risk-weighted off-balance sheet exposure		30,981	31,555
Market risk-equivalent assets		1,118	1,159
Gross risk-weighted assets		144,301	148,575
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$144,301	$148,575
AVERAGE QUARTERLY TOTAL ASSETS		$189,449	$191,948
CAPITAL RATIOS(e)
Tier 1 risk-based capital		11.97%	11.67%
Total risk-based capital		14.54%	14.15%
Leverage (d)		9.11%	9.03%
Common Equity Tier 1		10.27%	10.02%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $15 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2024, and December 31, 2023, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)March 31, 2024 capital ratios and risk weighted assets are estimates.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented under the heading “Risk Management” beginning on page 74 of our 2023 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities, will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 111 of our 2023 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At March 31, 2024, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance, see “Market Risk Management” beginning on page 76 of our 2023 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. Historical scenarios are customized for specific positions, and numerous risk factors are incorporated in the calculation. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancellable provisions. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance, and assumptions, see “Market Risk Management” on page 76 of our 2023 Form 10-K.

Actual losses for the total covered portfolios did not exceed aggregate daily VaR for any day during the quarter ended March 31, 2024, and did not exceed aggregate daily VaR for any day during the quarter ended March 31, 2023. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.3 million at March 31, 2024, and $1.7 million at March 31, 2023. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2024, and March 31, 2023.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.1	$.4	$.8	$.9	$1.3	$.4	$.8	$1.1
Derivatives:
Interest rate	$.4	$.2	$.3	$.3	$.7	$.3	$.4	$.4

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $3.7 million at March 31, 2024, and $2.3 million at March 31, 2023. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2024, and March 31, 2023. The increase in stressed VaR is due to a change in the size and composition of our fixed income inventory.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$4.1	$1.6	$2.6	$3.0	$2.2	$.9	$1.6	$1.6
Derivatives:
Interest rate	$.4	$.2	$.3	$.4	$.8	$.2	$.5	$.5

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $19 million at March 31, 2024, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Figure 22 presents the results of the simulation analysis at March 31, 2024, and March 31, 2023. At March 31, 2024, our simulated impact to changes in interest rates was low. The exposure to declining rates has changed from 1.37% as of March 31, 2023 to (1.21)% as of March 31, 2024, as a result of the change in balance sheet mix. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	March 31, 2024		March 31, 2023
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	High 50s	N/A	Mid 40s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(1.21)%	(0.76)%	1.37%	(3.27)%

+200 NII at risk beta sensitivity	March 31, 2024
Beta assumption	High 60s	Mid 60s	Mid 50s	High 40s
Interest rate risk assessment	(3.42)%	(2.09)%	0.53%	1.78%

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

Regular stress tests and sensitivity analyses are performed on the model inputs that could materially change the resulting risk assessments. Assessments are performed using different yield curve shapes, including steepening or flattening of the curve, immediate changes in market interest rates, and changes in the relationship of money market interest rates. Assessments are also performed on changes to the following assumptions: loan and deposit balances, the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, investment, funding and hedging activities, and liquidity and capital management strategies.

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the potential benefit to rising rates would decrease by approximately 27 basis points. If the interest-bearing deposit beta assumption increases or decreases by 5 percentage points (e.g., 60% to 65% or 55%), then the potential benefit to rising rates would decrease or increase by approximately 133 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The resulting rate in the policy decline scenario is equal to the greater of the current fed funds target and zero. As of March 31, 2024, the policy decline scenario is minus 200 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of March 31, 2024.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2024
				Weighted-Average			December 31, 2023
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$17,250	$(784)		2.1	2.2%	5.4%	$15,000	$(641)
Receive fixed/pay variable — conventional debt	10,388	(572)		4.1	2.6	5.4	8,976	(395)
Receive fixed/pay variable — forward loans	2,000	(26)		2.5	3.6	5.0	4,000	(27)
Receive fixed/pay variable — forward debt	950	5		9.9	3.8	4.4	1,411	(40)
Pay fixed/receive variable — conventional debt	50	1		4.3	5.6	3.6	50	1
Pay fixed/receive variable — securities	9,405	20		3.8	5.3	3.7	8,655	(152)
Total portfolio swaps	$40,043	$(1,356)	(a)	3.2	3.1%	4.9%	$38,092	$(1,254)	(a)

Floors — forward purchased	$3,250	$8		1.9	—%	—%	$3,250	$26
Floors — forward sold	3,250	(3)		1.9	—	—	3,250	(11)
Total floors	$6,500	$5		—	—%	—%	$6,500	$15

(a)Excludes accrued interest of $54 million at March 31, 2024, and accrued interest of $58 million at December 31, 2023.

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

Governance structure
We manage liquidity for all of our affiliates on a consolidated basis. This approach considers the funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. The approach also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to sufficient wholesale funding.

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

These committees regularly review liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, internal liquidity stress tests, and goal tracking reports. The reviews generate a discussion of positions, trends, and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more frequent. To ensure that emerging issues are identified, we also communicate with individuals inside and outside of the company on a daily basis.

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

Our credit ratings at March 31, 2024, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

March 31, 2024	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	F2	N/A	BBB+	N/A	BB	BB
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	F2	F2/A-	BBB+	BBB	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
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

We regularly monitor our liquidity position and funding sources and measure our capacity to obtain funds in a variety of hypothetical scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly internal stress test for both KeyCorp and KeyBank. When we sense or detect emerging conditions that may strain liquidity, we may conduct internal liquidity stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Internal liquidity stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 77% as of March 31, 2024. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at March 31, 2024, and December 31, 2023. During the first quarter of 2024, our secured term borrowings totaled $9.8 billion, which were flat compared to the fourth quarter of 2023.

Figure 25. Available Contingent Liquidity

Dollars in billions	March 31, 2024	December 31, 2023
Available contingent liquidity:
Unpledged securities	$20.9	$7.5
Net balances of federal funds sold and balances in our Federal Reserve account	13.1	10.7
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	39.3	54.7
Unused secured borrowing capacity at the FHLB	12.0	13.6
Total	$85.3	$86.5

Liquidity programs

We have several liquidity programs, which are described in Note 20 (“Long-term Debt”) beginning on page 169 of our 2023 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. KeyCorp, the parent company, generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At March 31, 2024, KeyCorp held $3.4 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. KeyCorp issued debt of $1.0 billion during the first quarter of 2024. During the first quarter of 2024, KeyBank paid $250 million cash dividends to KeyCorp. As of March 31, 2024, KeyBank had regulatory capacity to pay $2.3 billion in dividends to KeyCorp without prior regulatory approval.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 46 of our 2023 Form 10-K and Part II, Item 2 of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2024, and March 31, 2023.

For more information regarding liquidity governance structure, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 82 of our 2023 Form 10-K as well as the disclosure included in Part II, Item 1A. “Risk Factors” of this report.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2023 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at March 31, 2024, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $34 million, or 2.3%, from December 31, 2023. The commercial ALLL increased by $71 million, or 6.7%, from December 31, 2023, through March 31, 2024. Our consumer ALLL decreased by $37 million, or 8.3%, from December 31, 2023, through March 31, 2024. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2024			December 31, 2023
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$653	42.3%	49.9%	$556	36.9%	49.6%
Commercial real estate:
Commercial mortgage	389	25.2	13.2	419	27.8	13.5
Construction	61	4.0	2.7	52	3.4	2.7
Total commercial real estate loans	450	29.2	15.9	471	31.2	16.2
Commercial lease financing	28	1.8	3.0	33	2.2	3.1
Total commercial loans	1,131	73.3	68.8	1,060	70.3	68.9
Real estate — residential mortgage	121	7.9	18.8	162	10.7	18.6
Home equity loans	79	5.1	6.3	86	5.7	6.4
Other consumer loans	133	8.6	5.2	122	8.1	5.2
Credit cards	78	5.1	0.9	78	5.2	0.9
Total consumer loans	411	26.7	31.2	448	29.7	31.1
Total ALLL — continuing operations (a)	$1,542	100.0%	100.0%	$1,508	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $15 million at March 31, 2024, and $16 million at December 31, 2023.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended March 31, 2024, increased $36 million compared to the year-ago quarter.

Figure 27. Net Loan Charge-offs from Continuing Operations (a)

	2024	2023
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$54	$38	$52	$27	$27
Real estate — Commercial mortgage	5	23	1	8	5
Real estate — Construction	—	(1)	—	—	—
Commercial lease financing	(2)	(1)	(1)	(1)	(2)
Total commercial loans	57	59	52	34	30
Real estate — Residential mortgage	(1)	(1)	(1)	—	(1)
Home equity loans	—	(2)	—	1	—
Other consumer loans	14	13	12	10	8
Credit cards	11	7	8	7	8
Total consumer loans	24	17	19	18	15
Total net loan charge-offs	$81	$76	$71	$52	$45
Net loan charge-offs to average loans	.29%	.26%	.24%	.17%	.15%
Net loan charge-offs from discontinued operations — education lending business	$1	$1	$—	$1	$1
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2024	2023
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	0.39%	0.27%	0.35%	0.18%	0.18%
Real estate — commercial mortgage	0.14	0.59	0.03	0.20	0.12
Real estate — construction	—	(0.13)	—	—	—
Commercial lease financing	(0.24)	(0.11)	(0.11)	(0.11)	(0.21)
Total commercial loans	0.30	0.30	0.25	0.16	0.14
Real estate — residential mortgage	(0.02)	(0.02)	(0.02)	—	(0.02)
Home equity loans	—	(0.11)	—	0.05	—
Other consumer loans	0.97	0.86	0.77	0.57	0.56
Credit cards	4.64	2.81	3.20	2.85	3.26
Total consumer loans	0.28	0.19	0.21	0.20	0.16
Total net loan charge-offs	0.29%	0.26%	0.24%	0.17%	0.15%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
Dollars in millions	2024	2023
Average loans outstanding	$111,034	$119,837
Allowance for loan and lease losses at beginning of period	1,508	1,337
Loans charged off:
Commercial and industrial	62	35
Real estate — commercial mortgage	5	5
Real estate — construction	—	—
Commercial lease financing	—	(1)
Total commercial loans	67	39
Real estate — residential mortgage	1	—
Home equity loans	1	1
Other consumer loans	16	11
Credit cards	12	9
Total consumer loans	30	21
Total loans charged off	97	60
Recoveries:
Commercial and industrial	8	8
Real estate — commercial mortgage	—	—
Real estate — construction	—	—
Commercial lease financing	2	1
Total commercial loans	10	9
Real estate — residential mortgage	2	1
Home equity loans	1	1
Other consumer loans	2	3
Credit cards	1	1
Total consumer loans	6	6
Total recoveries	16	15
Net loan charge-offs	(81)	(45)
Provision (credit) for loan and lease losses	115	88
Allowance for loan and lease losses at end of period	$1,542	$1,380
Liability for credit losses on off-balance sheet exposures at beginning of period	296	225
Provision (credit) for losses on off-balance sheet exposures	(14)	51
Other	(1)	—
Liability for credit losses on off-balance sheet exposures at end of period(a)	$281	$276
Total allowance for credit losses at end of period	$1,823	$1,656
Net loan charge-offs to average total loans	.29%	.15%
Allowance for loan and lease losses to period-end loans	1.40	1.15
Allowance for credit losses to period-end loans	1.66	1.38
Allowance for loan and lease losses to nonperforming loans	234.3	331.7
Allowance for credit losses to nonperforming loans	277.1	398.1

Discontinued operations — education lending business:
Loans charged off	$1	$1
Recoveries	—	—
Net loan charge-offs	$(1)	$(1)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at March 31, 2024, increased $83 million from December 31, 2023.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2023 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Commercial and industrial	$360	$297	$214	$188	$170
Real estate — commercial mortgage	113	100	63	65	59
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	113	100	63	65	59
Commercial lease financing	1	—	1	1	1
Total commercial loans (b)	474	397	278	254	230
Real estate — residential mortgage	79	71	72	73	75
Home equity loans	95	97	97	97	104
Other consumer loans	4	4	4	4	4
Credit cards	6	5	4	3	3
Total consumer loans	184	177	177	177	186
Total nonperforming loans	658	574	455	431	416
OREO	16	17	16	15	13
Nonperforming loans held for sale	—	—	—	16	18
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$674	$591	$471	$462	$447
Accruing loans past due 90 days or more	$119	$107	$52	$73	$55
Accruing loans past due 30 through 89 days	242	222	178	139	164
Nonperforming assets from discontinued operations — education lending business	2	3	2	2	3
Nonperforming loans to period-end portfolio loans	.60%	.51%	.39%	.36%	.35%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.61	.52	.41	.39	.37
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2024	2023
Dollars in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$574	$455	$431	$416	$387
Loans placed on nonaccrual status	243	297	159	169	143
Charge-offs	(97)	(95)	(87)	(76)	(60)
Loans sold	(5)	(9)	(4)	(23)	(2)
Payments	(35)	(56)	(25)	(20)	(31)
Transfers to OREO	(2)	(2)	(3)	(2)	(2)
Loans returned to accrual status	(20)	(16)	(16)	(33)	(19)
Balance at end of period	$658	$574	$455	$431	$416

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

Cybersecurity

For information on our cybersecurity risk management and governance practices, please see Item 1C. Cybersecurity beginning on page 42 of our 2023 Form 10-K.

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

		Three months ended
Dollars in millions		3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$14,547	$14,637	$13,356	$13,844	$14,322
Less:	Intangible assets (a)	2,799	2,806	2,816	2,826	2,836
	Preferred Stock (b)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$9,302	$9,385	$8,094	$8,572	$9,040
Total assets (GAAP)		$187,485	$188,281	$187,851	$195,037	$197,519
Less:	Intangible assets (a)	2,799	2,806	2,816	2,826	2,836
	Tangible assets (non-GAAP)	$184,686	$185,475	$185,035	$192,211	$194,683
	Tangible common equity to tangible assets ratio (non-GAAP)	5.0%	5.1%	4.4%	4.5%	4.6%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,649	$13,471	$13,831	$14,412	$13,817
Less:	Intangible assets (average) (c)	2,802	2,811	2,821	2,831	2,841
	Preferred Stock (average)	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP)	$9,347	$8,160	$8,510	$9,081	$8,476
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$183	$30	$266	$250	$275
Average tangible common equity (non-GAAP)		9,347	8,160	8,510	9,081	8,476
Return on average tangible common equity from continuing operations (non-GAAP)		7.9%	1.5%	12.4%	11.0%	13.2%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$183	$30	$267	$251	$276
Average tangible common equity (non-GAAP)		9,347	8,160	8,510	9,081	8,476
Return on average tangible common equity consolidated (non-GAAP)		7.9%	1.5%	12.4%	11.1%	13.2%
(a)For the three months ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023, intangible assets exclude $1 million, $1 million, $1 million, $1 million, and $1 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023, average intangible assets exclude $1 million, $1 million, $1 million, $1 million, and $1 million, respectively, of average purchased credit card receivables.

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

		Three months ended
Dollars in millions		3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Cash efficiency ratio
Noninterest expense (GAAP)		$1,143	$1,372	$1,110	$1,076	$1,176
Less:	Intangible asset amortization	8	10	9	10	10
Adjusted noninterest expense (non-GAAP)		$1,135	$1,362	$1,101	$1,066	$1,166
Net interest income (GAAP)		$875	$921	$915	$978	$1,099
Plus:	Taxable-equivalent adjustment	11	7	8	8	7
	Noninterest income (GAAP)	647	610	643	609	608
Total taxable-equivalent revenue (non-GAAP)		$1,533	$1,538	$1,566	$1,595	$1,714
Cash efficiency ratio (non-GAAP)		74.0%	88.6%	70.3%	66.8%	68.0%

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 of our 2023 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 90 through 95 of our 2023 Form 10-K. During the three months ended March 31, 2024, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Goodwill

Effective in the first quarter of 2024, we realigned our real estate capital business from our Commercial Bank reporting unit to our Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This realignment was identified as a triggering event for purposes of goodwill impairment testing. As a result, interim goodwill impairment tests were performed during the first quarter reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. Additionally, goodwill was reallocated from our Commercial Bank reporting unit to our Institutional Bank reporting unit related to the realignment based on the relative fair value of the transferred business. The results of the impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer, Commercial, and Institutional, exceeded their respective carrying values by more than 10%. Additionally, we monitored events and circumstances through March 31, 2024, including macroeconomic factors, industry and banking sector events, Key specific performance indicators, and the sensitivity of the interim quantitative test results to changes in assumptions through March 31, 2024. Based on these considerations, we concluded it was not more-likely-than-not that the fair value of one or more of the reporting units was below its respective carrying value as of March 31, 2024

Refer to Key’s 2023 Form 10-K for more information on valuation methodologies utilized for goodwill impairment testing. Refer to Note 10 (“Goodwill”) of this report for additional information on the realignment and reallocated goodwill amounts.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2024

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-05 Business Combinations— Joint Venture Formations (Subtopic 805-60)	January 1, 2025 Early adoption is permitted.	This guidance requires that a joint venture apply a new basis of accounting upon its initial formation. By doing this, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value, with certain exceptions. Existing joint ventures have the option to apply this new guidance retrospectively as long as they have sufficient information to do so.
The guidance is not expected to have any impact on Key’s financial condition or results of operations.
ASU 2023-06 Disclosure Improvements	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.	This guidance clarifies and improves disclosure requirements for a variety of topics. The amendments should be applied prospectively.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2023-07 Segment Reporting (Topic 280)	Annual periods beginning January 1, 2024 Interim periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain segment disclosures in annual and interim periods. It also clarifies that companies may report on additional measures if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.

The guidance should be applied on a retrospective basis.
We are still assessing the impact on Key’s disclosures.
ASU 2023-09 Income Taxes (Topic 740)	January 1, 2025 Early adoption is permitted.	This guidance requires certain tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	We are still assessing the impact on Key’s disclosures.
ASU 2024-01 Compensation—Stock Compensation (Topic 718)	January 1, 2025 Early adoption is permitted.	This guidance adds illustrative examples clarifying how to account for profits interest awards. The guidance should be applied on a prospective or retrospective basis.	This guidance is not expected to have a material impact on Key’s financial condition or results of operations.
ASU 2024-02 Codification Improvements—Amendments to Remove References to the Concepts Statements	January 1, 2025 Early adoption is permitted.	This guidance simplifies the Codification by removing references to Concepts Statements. The guidance should be applied on a prospective or retrospective basis.	This guidance is not expected to have a material impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$1,247	$941
Short-term investments	13,205	10,817
Trading account assets	1,171	1,142
Securities available for sale	37,298	37,185
Held-to-maturity securities (fair value: $7,680 and $8,056)	8,272	8,575
Other investments	1,247	1,244
Loans, net of unearned income of $323 and $356	109,885	112,606
Less: Allowance for loan and lease losses	(1,542)	(1,508)
Net loans	108,343	111,098
Loans held for sale (a)	228	483
Premises and equipment	650	661
Goodwill	2,752	2,752
Other intangible assets	48	55
Corporate-owned life insurance	4,392	4,383
Accrued income and other assets	8,314	8,601
Discontinued assets	318	344
Total assets	$187,485	$188,281
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$114,593	$114,859
Noninterest-bearing deposits	29,638	30,728
Total deposits	144,231	145,587
Federal funds purchased and securities sold under repurchase agreements	27	38
Bank notes and other short-term borrowings	2,896	3,053
Accrued expense and other liabilities	5,008	5,412
Long-term debt	20,776	19,554
Total liabilities	172,938	173,644
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,164	6,281
Retained earnings	15,662	15,672
Treasury stock, at cost (313,926,505 and 320,138,094 shares)	(5,722)	(5,844)
Accumulated other comprehensive income (loss)	(5,314)	(5,229)
Total equity	14,547	14,637
Total liabilities and equity	$187,485	$188,281

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $73 million at March 31, 2024, and $51 million at December 31, 2023.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2024	2023
INTEREST INCOME
Loans	$1,538	$1,476
Loans held for sale	14	13
Securities available for sale	232	194
Held-to-maturity securities	75	74
Trading account assets	14	12
Short-term investments	142	42
Other investments	17	13
Total interest income	2,032	1,824
INTEREST EXPENSE
Deposits	782	350
Federal funds purchased and securities sold under repurchase agreements	1	22
Bank notes and other short-term borrowings	46	78
Long-term debt	328	275
Total interest expense	1,157	725
NET INTEREST INCOME	875	1,099
Provision for credit losses	101	139
Net interest income after provision for credit losses	774	960
NONINTEREST INCOME
Trust and investment services income	136	128
Investment banking and debt placement fees	170	145
Cards and payments income	77	81
Service charges on deposit accounts	63	67
Corporate services income	69	76
Commercial mortgage servicing fees	56	46
Corporate-owned life insurance income	32	29
Consumer mortgage income	14	11
Operating lease income and other leasing gains	24	25
Other income	6	—
Total noninterest income	647	608
NONINTEREST EXPENSE
Personnel	674	701
Net occupancy	67	70
Computer processing	102	92
Business services and professional fees	41	45
Equipment	20	22
Operating lease expense	17	20
Marketing	19	21
Other expense	203	205
Total noninterest expense	1,143	1,176
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	278	392
Income taxes	59	81
INCOME (LOSS) FROM CONTINUING OPERATIONS	219	311
Income (loss) from discontinued operations	—	1
NET INCOME (LOSS)	219	312
Less: Net income (loss) attributable to noncontrolling interests	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$219	$312
Income (loss) from continuing operations attributable to Key common shareholders	$183	$275
Net income (loss) attributable to Key common shareholders	183	276
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.20	$.30
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.20	.30
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.20	$.30
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.20	.30
Weighted-average Common Shares outstanding (000)	929,692	926,490
Effect of Common Share options and other stock awards	7,319	7,314
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	937,011	933,804

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended March 31,
(Unaudited)	2024	2023
Net income (loss)	$219	$312
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $47 and $(181)	(151)	575
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(20) and $(77)	65	245
Net pension and postretirement benefit costs, net of income taxes of $0 and $0	1	1
Total other comprehensive income (loss), net of tax	(85)	821
Comprehensive income (loss) attributable to Key	$134	$1,133

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						219			219
Other comprehensive income (loss)								(85)	(85)
Deferred compensation					(4)				(4)
Cash dividends declared
Common Shares ($.205 per share)						(193)			(193)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(1,859)			—		(26)		(26)
Common shares reissued (returned) for stock options and other employee benefit plans		8,071			(113)		148		35
BALANCE AT MARCH 31, 2024	1,996	942,776	$2,500	$1,257	$6,164	$15,662	$(5,722)	$(5,314)	$14,547

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						312			312
Other comprehensive income (loss)								821	821
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.205 per share)						(192)			(192)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Open market Common Share repurchases		(2,550)					(38)		(38)
Employee equity compensation program Common Share repurchases		(1,783)			—		(34)		(34)
Common shares reissued (returned) for stock options and other employee benefit plans		6,237			(73)		114		41
BALANCE AT MARCH 31, 2023	1,996	935,229	$2,500	$1,257	$6,207	$15,700	$(5,868)	$(5,474)	$14,322

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Three months ended March 31,
(Unaudited)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$219	$312
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	101	139
Depreciation, amortization, and accretion, net	24	41
Increase in cash surrender value of corporate-owned life insurance	(28)	(26)
Stock-based compensation expense	26	34
Deferred income taxes (benefit)	3	75
Proceeds from sales of loans held for sale	1,920	1,534
Originations of loans held for sale, net of repayments	(1,742)	(1,779)
Net losses (gains) on sales of loans held for sale	(28)	(15)
Net losses (gains) on leased equipment	(6)	(1)
Net securities and other investments losses (gains)	3	—
Net losses (gains) on sales of fixed assets	—	12
Net change in:
Trading account assets	(29)	(289)
Accrued income and other assets	287	691
Accrued expense and other liabilities	(404)	(260)
Other operating activities, net	13	250
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	359	718
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(2,388)	(5,978)
Purchases of securities available for sale	(1,465)	(200)
Proceeds from sales of securities available for sale	637	—
Proceeds from prepayments and maturities of securities available for sale	515	563
Proceeds from prepayments and maturities of held-to-maturity securities	306	333
Purchases of held-to-maturity securities	—	(1,179)
Net decrease (increase) in other investments	(4)	(286)
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	2,613	(613)
Proceeds from sales of portfolio loans	151	25
Proceeds from corporate-owned life insurance	20	22
Purchases of premises, equipment, and software	(12)	(24)
Proceeds from sales of premises and equipment	1	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	374	(7,336)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,356)	1,553
Net increase (decrease) in short-term borrowings	(168)	1,972
Net proceeds from issuance of long-term debt	1,350	4,490
Payments on long-term debt	(1)	(1,201)
Open market common share repurchases	—	(38)
Employee equity compensation program Common Share repurchases	(26)	(34)
Net proceeds from reissuance of Common Shares	3	1
Cash dividends paid	(229)	(228)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(427)	6,515
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	306	(103)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	941	887
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,247	$784
Additional disclosures relative to cash flows:
Interest paid	$990	$426
Income taxes paid (refunded)	20	46
Noncash items:
Reduction of secured borrowing and related collateral	$1	$2
Loans transferred to portfolio from held for sale	105	17
Loans transferred to held for sale from portfolio	—	4
Loans transferred to OREO	2	3
CMBS risk retentions	—	52
ABS risk retentions	—	8

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified in the statements of cash flows from “other operating activities, net” to either the net change in “accrued income and other assets” or “accrued expense and other liabilities” to align with updated presentation.

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2023 Form 10-K.

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

		The guidance should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.	The guidance did not have any impact on Key’s financial condition or results of operations.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
Dollars in millions, except per share amounts	2024	2023
EARNINGS
Income (loss) from continuing operations	$219	$311
Less: Net income (loss) attributable to noncontrolling interests	—	—
Income (loss) from continuing operations attributable to Key	219	311
Less: Dividends on Preferred Stock	36	36
Income (loss) from continuing operations attributable to Key common shareholders	183	275
Income (loss) from discontinued operations, net of taxes	—	1
Net income (loss) attributable to Key common shareholders	$183	$276
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	929,692	926,490
Effect of Common Share options and other stock awards	7,319	7,314
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	937,011	933,804
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.20	$.30
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.20	.30

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.20	$.30
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.20	.30
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	March 31, 2024	December 31, 2023
Commercial and industrial (b)	$54,793	$55,815
Commercial real estate:
Commercial mortgage	14,540	15,187
Construction	3,013	3,066
Total commercial real estate loans	17,553	18,253
Commercial lease financing (c)	3,305	3,523
Total commercial loans	75,651	77,591
Residential — prime loans:
Real estate — residential mortgage	20,704	20,958
Home equity loans	6,905	7,139
Total residential — prime loans	27,609	28,097
Other consumer loans	5,690	5,916
Credit cards	935	1,002
Total consumer loans	34,234	35,015
Total loans (d)	$109,885	$112,606

(a)Accrued interest of $508 million and $522 million at March 31, 2024, and December 31, 2023, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $214 million and $207 million of commercial credit card balances at March 31, 2024, and December 31, 2023, respectively.
(c)Commercial and industrial includes receivables held as collateral for a secured borrowing of $349 million at March 31, 2024. Commercial lease financing includes receivables held as collateral for a secured borrowing of $6 million and $7 million at March 31, 2024, and December 31, 2023, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 165 of our 2023 Form 10-K.
(d)Total loans exclude loans of $313 million at March 31, 2024, and $339 million at December 31, 2023, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2023 Form 10-K.

The ALLL at March 31, 2024, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	March 31, 2024
Commercial and Industrial	$556	$151		$(62)	$8	$653
Commercial real estate:
Real estate — commercial mortgage	419	(25)		(5)	—	389
Real estate — construction	52	9		—	—	61
Total commercial real estate loans	471	(16)		(5)	—	450
Commercial lease financing	33	(7)		—	2	28
Total commercial loans	1,060	128		(67)	10	1,131
Real estate — residential mortgage	162	(42)		(1)	2	121
Home equity loans	86	(7)		(1)	1	79
Other consumer loans	122	25		(16)	2	133
Credit cards	78	11		(12)	1	78
Total consumer loans	448	(13)		(30)	6	411
Total ALLL — continuing operations	1,508	115	(a)	(97)	16	1,542
Discontinued operations	16	—		(1)	—	15
Total ALLL — including discontinued operations	$1,524	$115		$(98)	$16	$1,557

(a)Excludes a credit for losses on lending-related commitments of $14 million.

Three months ended March 31, 2023:

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	March 31, 2023
Commercial and Industrial	$601	$31		$(35)	$8	$605
Commercial real estate:
Real estate — commercial mortgage	203	20		(5)	—	218
Real estate — construction	28	—		—	—	28
Total commercial real estate loans	231	20		(5)	—	246
Commercial lease financing	32	(1)		1	1	33
Total commercial loans	864	50		(39)	9	884
Real estate — residential mortgage	196	15		—	1	212
Home equity loans	98	(2)		(1)	1	96
Other consumer loans	113	12		(11)	3	117
Credit cards	66	13		(9)	1	71
Total consumer loans	473	38		(21)	6	496
Total ALLL — continuing operations	1,337	88	(a)	(60)	15	1,380
Discontinued operations	21	(1)		(1)	—	19
Total ALLL — including discontinued operations	$1,358	$87		$(61)	$15	$1,399

(a)Excludes a provision for losses on lending-related commitments of $51 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2023 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20-year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), fixed investment, business bankruptcies, GDP, industrial production, unemployment rate, and Producer Price Index
	Commercial real estate	Property & real estate price indices, unemployment rate, business bankruptcies, GDP, and SOFR
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Other consumer	Unemployment rate and U.S. household income
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of March 31, 2024, economic uncertainty remains elevated. Unemployment rates remain at relatively low levels, but job growth is moderating. Inflation, in the United States, is more persistent than anticipated, but has eased as the restrictive monetary policy and higher interest rates have made an impact. Commercial real estate values remain under pressure, with office being the most vulnerable asset class. We utilized the Moody’s February 2024 Consensus forecast as our baseline forecast to estimate our expected credit losses as of March 31, 2024. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects remaining weaknesses and the economy is expected to slow down through 2024. U.S. GDP is expected to grow at an annual rate of approximately 2.0% and 1.6% for 2024 and 2025, respectively, down from 2.5% in 2023. The national unemployment rate is expected to reach 4.3% by the fourth quarter of 2024; forecasted values remain at or above 4% through 2025. The U.S. Consumer Price Index annualized rate is forecasted at 2.7% for 2024 and expected to return to the Fed’s 2% target in 2025. The national home price index is expected to remain generally stable over 2024, while the commercial real estate price index is forecasted to drop approximately 6% in 2024.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL. As a result of the current economic uncertainty, our future loss estimates may vary considerably from our March 31, 2024 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $71 million, or 6.7%, from December 31, 2023. The overall increase in the commercial allowance is driven by fluctuations in portfolio activity, partly offset by economic changes and the impact of balance sheet optimization efforts.

The reserve levels continue to reflect portfolio migration, considering the extended period of higher interest rates and the current inflationary environment. The increase in reserves from the previous quarter is concentrated in the commercial and industrial portfolio, reflecting downgrades and higher criticized levels. The increase is offset by decreasing reserves for the commercial real estate portfolio, driven by changes in the property price index economic projections.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $37 million, or 8.3%, from December 31, 2023. The overall decrease in the consumer allowance was driven by improvement in the economic forecast, partly offset by credit quality normalization post-pandemic.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of March 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$1,131	$3,722	$9,183	$5,411	$2,329	$5,282	$23,724	$127	$50,909
Criticized (Accruing)	39	221	639	517	304	376	1,409	19	3,524
Criticized (Nonaccruing)	—	19	68	65	2	94	112	—	360
Total commercial and industrial	1,170	3,962	9,890	5,993	2,635	5,752	25,245	146	54,793
Current period gross write-offs	—	4	10	24	—	1	23	—	62
Real estate — commercial mortgage
Risk Rating:
Pass	85	792	3,470	2,729	711	3,715	927	48	12,477
Criticized (Accruing)	3	65	796	476	70	521	16	3	1,950
Criticized (Nonaccruing)	—	—	3	29	3	47	31	—	113
Total real estate — commercial mortgage	88	857	4,269	3,234	784	4,283	974	51	14,540
Current period gross write-offs	—	—	—	—	—	4	1	—	5
Real estate — construction
Risk Rating:
Pass	8	508	1,156	812	93	103	22	2	2,704
Criticized (Accruing)	—	10	87	65	73	74	—	—	309
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	8	518	1,243	877	166	177	22	2	3,013
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	52	550	749	491	318	1,027	—	—	3,187
Criticized (Accruing)	—	30	47	8	13	19	—	—	117
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	52	580	796	499	331	1,047		—	3,305
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Total commercial loans	$1,318	$5,917	$16,198	$10,603	$3,916	$11,259	$26,241	$199	$75,651
Total commercial loan current period gross write-offs	$—	$4	$10	$24	$—	$5	$24	$—	$67

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$4,020	$10,145	$6,141	$2,539	$2,064	$3,534	$24,395	$123	$52,961
Criticized (Accruing)	84	361	427	233	127	170	1,140	15	2,557
Criticized (Nonaccruing)	14	49	50	2	28	70	84	—	297
Total commercial and industrial	4,118	10,555	6,618	2,774	2,219	3,774	25,619	138	55,815
Current period gross write-offs	1	7	35	8	11	21	105	—	188
Real estate — commercial mortgage
Risk Rating:
Pass	1,084	3,664	2,922	804	1,545	2,507	1,017	66	13,609
Criticized (Accruing)	6	646	411	15	186	193	20	1	1,478
Criticized (Nonaccruing)	—	—	1	3	7	55	34	—	100
Total real estate — commercial mortgage	1,090	4,310	3,334	822	1,738	2,755	1,071	67	15,187
Current period gross write-offs	—	1	1	11	2	21	3	—	39
Real estate — construction
Risk Rating:
Pass	401	1,185	912	157	62	48	31	8	2,804
Criticized (Accruing)	10	40	60	64	41	47	—	—	262
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	411	1,225	972	221	103	95	31	8	3,066
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	520	878	575	352	307	808	—	—	3,440
Criticized (Accruing)	11	30	9	9	8	16	—	—	83
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	531	908	584	361	315	824	—	—	3,523
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total commercial loans	$6,150	$16,998	$11,508	$4,178	$4,375	$7,448	$26,721	$213	$77,591
Total commercial loan current period gross write-offs	$1	$8	$36	$19	$13	$42	$108	$—	$227

(a)Accrued interest of $368 million and $383 million as of March 31, 2024, and December 31, 2023, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of March 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$13	$708	$5,958	$7,553	$2,380	$1,661	$—	$—	$18,273
660 to 749	9	138	685	736	222	313	—	—	2,103
Less than 660	—	16	65	57	21	146	—	—	305
No Score	—	2	1	1	1	17	1	—	23
Total real estate — residential mortgage	22	864	6,709	8,347	2,624	2,137	1	—	20,704
Current period gross write-offs	1	—	—	—	—	—	—	—	1
Home equity loans
FICO Score:
750 and above	8	36	154	842	673	813	1,973	310	4,809
660 to 749	3	23	61	216	143	219	840	101	1,606
Less than 660	—	4	14	39	27	93	279	28	484
No Score	—	—	—	—	—	2	4	—	6
Total home equity loans	11	63	229	1,097	843	1,127	3,096	439	6,905
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Other consumer loans
FICO Score:
750 and above	18	179	1,268	1,345	632	306	87	—	3,835
660 to 749	11	137	333	322	154	134	189	—	1,280
Less than 660	1	26	64	64	31	32	56	—	274
No Score	6	24	30	17	8	20	196	—	301
Total consumer direct loans	36	366	1,695	1,748	825	492	528	—	5,690
Current period gross write-offs	—	1	4	3	2	2	4	—	16
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	442	—	442
660 to 749	—	—	—	—	—	—	381	—	381
Less than 660	—	—	—	—	—	—	111	—	111
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	935	—	935
Current period gross write-offs	—	—	—	—	—	—	12	—	12
Total consumer loans	$69	$1,293	$8,633	$11,192	$4,292	$3,756	$4,560	$439	$34,234
Total consumer loan current period gross write-offs	$1	$1	$4	$3	$2	$3	$16	$—	$30

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$680	$5,992	$7,785	$2,392	$586	$923	$—	$—	$18,358
660 to 749	180	739	780	248	90	240	—	—	2,277
Less than 660	15	58	56	22	17	130	—	—	298
No Score	2	1	1	1	—	18	2	—	25
Total real estate — residential mortgage	877	6,790	8,622	2,663	693	1,311	2	—	20,958
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	—	85	1,575	435	114	378	2,034	331	4,952
660 to 749	24	65	229	152	66	164	886	107	1,693
Less than 660	3	13	38	27	17	77	281	31	487
No Score	2	—	—	—	—	1	4	—	7
Total home equity loans	29	163	1,842	614	197	620	3,205	469	7,139
Current period gross write-offs	(1)	—	—	—	—	2	—	1	2
Other consumer loans
FICO Score:
750 and above	185	1,187	1,455	660	277	112	97	—	3,973
660 to 749	150	365	342	171	83	60	199	—	1,370
Less than 660	24	64	65	32	17	16	57	—	275
No Score	30	33	17	11	10	12	185	—	298
Total consumer direct loans	389	1,649	1,879	874	387	200	538	—	5,916
Current period gross write-offs	1	12	10	6	5	3	14	—	51
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	489	—	489
660 to 749	—	—	—	—	—	—	400	—	400
Less than 660	—	—	—	—	—	—	112	—	112
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,002	—	1,002
Current period gross write-offs	—	—	—	—	—	—	37	—	37
Total consumer loans	$1,295	$8,602	$12,343	$4,151	$1,277	$2,131	$4,747	$469	$35,015
Total consumer current period gross write-offs	$—	$12	$10	$6	$5	$6	$51	$1	$91

(a)Accrued interest of $140 million and $139 million as of March 31, 2024, and December 31, 2023, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2023 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2024, and December 31, 2023, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of March 31, 2024	Current (b)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$54,247	$54	$50	$82	$360	$546	$54,793
Commercial real estate:
Commercial mortgage	14,355	34	26	12	113	185	14,540
Construction	3,012	1	—	—	—	1	3,013
Total commercial real estate loans	17,367	35	26	12	113	186	17,553
Commercial lease financing	3,303	—	—	1	1	2	3,305
Total commercial loans	$74,917	$89	$76	$95	$474	$734	$75,651
Real estate — residential mortgage	$20,610	$9	$6	$—	$79	$94	$20,704
Home equity loans	6,776	24	6	4	95	129	6,905
Other consumer loans	5,655	14	8	9	4	35	5,690
Credit cards	908	5	5	11	6	27	935
Total consumer loans	$33,949	$52	$25	$24	$184	$285	$34,234
Total loans	$108,866	$141	$101	$119	$658	$1,019	$109,885

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $508 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

As of December 31, 2023	Current (b)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (c)
Dollars in millions
LOAN TYPE
Commercial and industrial	$55,354	$62	$30	$72	$297	$461	$55,815
Commercial real estate:
Commercial mortgage	15,049	25	3	10	100	138	15,187
Construction	3,065	1	—	—	—	1	3,066
Total commercial real estate loans	18,114	26	3	10	100	139	18,253
Commercial lease financing	3,520	2	1	—	—	3	3,523
Total commercial loans	$76,988	$90	$34	$82	$397	$603	$77,591
Real estate — residential mortgage	$20,863	$17	$7	$—	$71	$95	$20,958
Home equity loans	7,001	27	10	4	97	138	7,139
Other consumer loans	5,877	16	10	9	4	39	5,916
Credit cards	974	6	5	12	5	28	1,002
Total consumer loans	$34,715	$66	$32	$25	$177	$300	$35,015
Total loans	$111,703	$156	$66	$107	$574	$903	$112,606

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $522 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At March 31, 2024, the approximate carrying amount of our commercial nonperforming loans outstanding represented 80% of their original contractual amount owed, total nonperforming loans outstanding represented 84% of their original contractual amount owed, and nonperforming assets in total were carried at 87% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $13 million for the three months ended March 31, 2024, and $8 million for the three months ended March 31, 2023.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $245 million at March 31, 2024 and $301 million at December 31, 2023. As of March 31, 2024, 48% of our nonperforming loans were contractually current versus 51% as of December 31, 2023.

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

At March 31, 2024 and March 31, 2023, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was approximately $133 million and $156 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2024.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The ALLL for loans modified for borrowers experiencing financial difficulty is determined based on Key’s ALLL policy as described within Note 1 (“Summary of Significant Accounting Policies”) of our 2023 Form 10-K.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months or since the adoption of ASU 2022-02 for the reporting period in 2023. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of March 31, 2024, there were 79 loans totaling $11 million in a trial modification period. As of March 31, 2023, there were 136 loans totaling $17 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $48 million and $23 million at March 31, 2024 and March 31, 2023, respectively.

As of March 31, 2024	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$173	$48	$33	$254	0.46%
Commercial real estate:
Commercial mortgage	28	22	1	—	51	0.35
Construction	—	19	—	—	19	0.63
Total commercial real estate loans	28	41	1	—	70	0.40
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$28	$214	$49	$33	$324	0.43%
Real estate — residential mortgage	1	—	—	12	13	0.06
Home equity loans	2	1	1	7	11	0.16
Other consumer loans	—	1	—	2	3	0.05
Credit cards	—	—	—	4	4	0.43
Total consumer loans	3	2	1	25	31	0.09
Total loans	$31	$216	$50	$58	$355	0.32%

As of March 31, 2023	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$79	$1	$4	$84	0.14%
Commercial real estate:
Commercial mortgage	—	4	—	—	4	0.02
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	4	—	—	4	0.02
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$83	$1	$4	$88	0.11%
Real estate — residential mortgage	—	—	—	1	1	—
Home equity loans	—	—	—	2	2	0.03
Other consumer loans	—	—	—	1	1	0.02
Credit cards	—	—	—	1	1	0.10
Total consumer loans	—	—	—	5	5	0.01
Total loans	$—	$83	$1	$9	$93	0.08%

Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods.

Three months ended March 31, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(6.40)%	0.33
Commercial mortgage	(1.91)%	0.39
Construction	—%	1.00
Real estate — residential mortgage	(1.53)%	7.62
Home equity loans	(2.78)%	5.74
Other consumer loans	(1.43)%	0.70
Credit cards	(14.11)%	0.25

Three months ended March 31, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	—%	1.03
Commercial mortgage	—%	1.42
Real estate — residential mortgage	(1.33)%	6.68
Home equity loans	(3.72)%	2.90

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

There were $51 million of Commercial and Industrial loans that were modified for borrowers experiencing financial difficulty that received term extension and other modifications and subsequently defaulted during the three-month period ended March 31, 2024.

There were $4 million of Commercial and Industrial loans that were modified for borrowers experiencing financial difficulty that received term extension and other modifications and subsequently defaulted during the three-month period ended March 31, 2023.

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty within the past 12 months.

As of March 31, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$184	$16	$54	$254
Commercial real estate
Commercial mortgage	29	22	—	51
Construction	19	—	—	19
Total commercial real estate loans	232	38	54	324
Commercial lease financing	—	—	—	—
Total commercial loans	232	38	54	324
Real estate — residential mortgage	11	2	—	13
Home equity loans	9	1	1	11
Other consumer loans	3	—	—	3
Credit cards	4	—	—	4
Total consumer loans	$27	$3	$1	$31
Total loans	$259	$41	$55	$355

The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023 through March 31, 2023.

As of March 31, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$80	$3	$1	$84
Commercial real estate
Commercial mortgage	4	—	—	4
Construction	—	—	—	—
Total commercial real estate loans	84	3	1	88
Commercial lease financing	—	—	—	—
Total commercial loans	84	3	1	88
Real estate — residential mortgage	1	—	—	1
Home equity loans	2	—	—	2
Other consumer loans	1	—	—	1
Credit cards	1	—	—	1
Total consumer loans	$5	$—	$—	$5
Total loans	$89	$3	$1	$93

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

Changes in the liability for credit losses for off balance sheet exposures are summarized as follows:

	Three months ended March 31,
Dollars in millions	2024	2023
Balance at beginning of period	$296	$225
Provision (credit) for losses on off balance sheet exposures	(14)	51
Other	(1)	—
Balance at end of period	$281	$276

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market of the asset or liability. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2023 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2023 Form 10-K. The following tables present these assets and liabilities at March 31, 2024, and December 31, 2023.

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$771	$—	$771	$—	$685	$—	$685
States and political subdivisions	—	103	—	103	—	93	—	93
Other mortgage-backed securities	—	284	—	284	—	340	—	340
Other securities	—	10	—	10	—	21	—	21
Total trading account securities	—	1,168	—	1,168	—	1,139	—	1,139
Commercial loans	—	3	—	3	—	3	—	3
Total trading account assets	—	1,171	—	1,171	—	1,142	—	1,142
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,142	—	9,142	—	9,026	—	9,026
Agency residential collateralized mortgage obligations	—	15,716	—	15,716	—	15,478	—	15,478
Agency residential mortgage-backed securities	—	3,451	—	3,451	—	3,589	—	3,589
Agency commercial mortgage-backed securities	—	8,989	—	8,989	—	9,092	—	9,092
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	37,298	—	37,298	—	37,185	—	37,185
Other investments:
Principal investments:
Direct	—	—	—	—	—	—	—	—
Indirect (measured at NAV) (a)	—	—	—	17	—	—	—	17
Total principal investments	—	—	—	17	—	—	—	17
Equity investments:
Direct	—	—	2	2	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	41	—	—	—	40
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	4
Total equity investments	—	—	2	47	—	—	2	46
Total other investments	—	—	2	64	—	—	2	63
Loans, net of unearned income (residential)	—	—	9	9	—	—	9	9
Loans held for sale (residential)	—	73	—	73	—	51	—	51
Derivative assets:
Interest rate	—	122	—	122	—	175	(2)	173
Foreign exchange	77	15	—	92	74	15	—	89
Commodity	—	709	—	709	—	721	—	721
Credit	—	—	—	—	—	—	—	—
Other	—	4	1	5	—	14	2	16
Derivative assets	77	850	1	928	74	925	—	999
Netting adjustments (b)	—	—	—	(723)	—	—	—	(818)
Total derivative assets	77	850	1	205	74	925	—	181
Total assets on a recurring basis at fair value	$77	$39,392	$12	$38,820	$74	$39,303	$11	$38,631
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$21	$625	$—	$646	$30	$774	$—	$804
Derivative liabilities:
Interest rate	—	1,122	—	1,122	—	985	—	985
Foreign exchange	60	14	—	74	58	15	—	73
Commodity	—	686	—	686	—	698	—	698
Credit	—	1	—	1	—	1	—	1
Other	—	4	—	4	—	20	—	20
Derivative liabilities	60	1,827	—	1,887	58	1,719	—	1,777
Netting adjustments (b)	—	—	—	(495)	—	—	—	(473)
Total derivative liabilities	60	1,827	—	1,392	58	1,719	—	1,304
Total liabilities on a recurring basis at fair value	$81	$2,452	$—	$2,038	$88	$2,493	$—	$2,108

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2024, as well as financial support provided for the three months ended March 31, 2024, and March 31, 2023.

			Financial support provided
			Three months ended March 31,
	March 31, 2024		2024		2023
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	17	1	—	—	—	—
Total	$17	$1	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2024, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2024, and March 31, 2023.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2024
Other investments
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	(2)	—	(4)	(c)	1	—	—	—	2	(d)	3	(d)	—	—
Credit	—	—	—	(c)	—	—	—	—	—		—		—	—
Other (e)	2	—	—	(c)	—	—	—	(1)	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	2		—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	6	(c)	18	(1)	—	—	(8)	(d)	(4)	(d)	13	—
Credit	(2)	—	1	(c)	—	—	—	—	—		—		(1)	—
Other (e)	—	—	—	(c)	—	—	—	1	—		—		1	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2023 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2024, and December 31, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2024, and December 31, 2023:

	March 31, 2024				December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$207	$207	$—	$—	$104	$104
Accrued income and other assets	—	—	25	25	—	—	29	29
Total assets on a nonrecurring basis at fair value	$—	$—	$232	$232	$—	$—	$133	$133

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2024, and December 31, 2023, the carrying amount of equity investments under this method was $359 million and $339 million, respectively. No adjustments or impairments were recorded for the three months ended March 31, 2024.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2024, and December 31, 2023, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	March 31, 2024	December 31, 2023			March 31, 2024	December 31, 2023
Recurring
Loans, net of unearned income (residential)	$9	$9	Market comparable pricing	Comparability factor	62.67 - 89.60% (70.84%)	62.67-89.60% (70.83%)
Derivative instruments:
Interest rate	—	2	Discounted cash flows	Probability of default	.02 - 100% (6.90%)	.02 - 100% (5.30%)
				Loss given default	0 - 1 (.500)	0 - 1 (.477)
Insignificant level 3 assets, net of liabilities(c)	3	4
Nonrecurring
Collateral-dependent loans	207	104	Fair value of collateral	Credit and liquidity discount	0 - 90.00% (16.00%)	0 - 10.00% (5.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	16	21	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $9 million and $8 million pertaining to mortgage servicing assets measured at fair value as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2024, and December 31, 2023, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2024
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,171	$—	$1,171	$—	$—	$—		$1,171
Other investments (b)	1,247	—	—	1,186	61	—		1,247
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	73	—	73	—	—	—		73
Derivative assets - trading (b)	205	77	842	1	—	(715)	(f)	205
Fair value - OCI
Securities available for sale (b)	37,298	—	37,298	—	—	—		37,298
Derivative assets - hedging (b)(g)	—	—	8	—	—	(8)	(f)	—
Amortized cost
Held-to-maturity securities (c)	8,272	—	7,680	—	—	—		7,680
Loans, net of unearned income (d)	108,334	—	—	103,566	—	—		103,566
Loans held for sale (b)	155	—	—	155	—	—		155
Other
Cash and other short-term investments (a)	14,452	14,452	—	—	—	—		14,452
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,392	$60	$1,824	$—	$—	$(492)	(f)	$1,392
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	3	—	—	(3)	(f)	—
Amortized cost
Time deposits (e)	15,075	—	15,259	—	—	—		15,259
Short-term borrowings (a)	2,923	21	2,902	—	—	—		2,923
Long-term debt (e)	20,776	12,192	8,041	—	—	—		20,233
Other
Deposits with no stated maturity (a)	129,156	—	129,156	—	—	—		129,156

	December 31, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,142	$—	$1,142	$—	$—	$—		$1,142
Other investments (b)	1,244	—	—	1,183	61	—		1,244
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	51	—	51	—	—	—		51
Derivative assets - trading (b)	168	$74	886	—	—	(792)	(f)	168
Fair value - OCI
Securities available for sale (b)	37,185	—	37,185	—	—	—		37,185
Derivative assets - hedging (b)(g)	13	—	39	—	—	(26)	(f)	13
Amortized cost
Held-to-maturity securities (c)	8,575	—	8,056	—	—	—		8,056
Loans, net of unearned income (d)	111,089	—	—	105,950	—	—		105,950
Loans held for sale (b)	432	—	—	432	—	—		432
Other
Cash and other short-term investments (a)	11,758	11,758	—	—	—	—		11,758
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,304	$58	$1,707	$—	$—	$(461)	(f)	$1,304
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	12	—	—	(12)	(f)	—
Amortized cost
Time deposits (e)	14,776	—	14,911	—	—	—		14,911
Short-term borrowings (a)	3,091	30	3,061	—	—	—		3,091
Long-term debt (e)	19,554	11,288	7,720	—	—	—		19,008
Other
Deposits with no stated maturity (a)	130,811	—	130,811	—	—	—		130,811

Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within our 2023 Form 10-K Note 6 (“Fair Value Measurements”). Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.
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
(g)Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 112 of our 2023 Form 10-K.

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $313 million ($235 million at fair value) at March 31, 2024, and $339 million ($264 million at fair value) at December 31, 2023.

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

	March 31, 2024				December 31, 2023
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$9,354	$1	$213	$9,142	$9,300	$6	$280	$9,026
Agency residential collateralized mortgage obligations	19,285	6	3,575	15,716	18,911	4	3,437	15,478
Agency residential mortgage-backed securities	4,090	—	639	3,451	4,189	—	600	3,589
Agency commercial mortgage-backed securities	10,276	—	1,287	8,989	10,295	—	1,203	9,092
Total securities available for sale	$43,005	$7	$5,714	$37,298	$42,695	$10	$5,520	$37,185

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,025	$2	$341	$4,686	$5,170	$9	$283	$4,896
Agency residential mortgage-backed securities	162	—	17	145	165	—	13	152
Agency commercial mortgage-backed securities	2,448	—	216	2,232	2,473	1	204	2,270
Asset-backed securities (c)	611	—	19	592	738	—	29	709
Other securities	26	—	1	25	29	—	—	29
Total held-to-maturity securities	$8,272	$2	594	$7,680	$8,575	$10	$529	$8,056

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At March 31, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $69 million and $24 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $64 million and $25 million, respectively.
(c)Consists primarily of $606 million of securities as of March 31, 2024, and $731 million of securities as of December 31, 2023, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024, and December 31, 2023.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
Securities available for sale:
U.S Treasury, agencies, and corporations	$960	$5		$7,939	$208	$8,899	$213
Agency residential collateralized mortgage obligations	200	1		14,471	3,574	14,671	3,575
Agency residential mortgage-backed securities	—	—		3,448	639	3,448	639
Agency commercial mortgage-backed securities	836	62		8,153	1,225	8,989	1,287
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	716	16		3,563	325	4,279	341
Agency residential mortgage-backed securities	—	—		145	17	145	17
Agency commercial mortgage-backed securities	23	—		2,162	216	2,185	216
Asset-backed securities	—	—		592	19	592	19
Other securities	10	—		10	1	20	1
Total securities in an unrealized loss position	$2,745	$84		$40,483	$6,224	$43,228	$6,308
December 31, 2023
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—		$8,532	$280	$8,532	$280
Agency residential collateralized mortgage obligations	—	—		14,979	3,437	14,979	3,437
Agency residential mortgage-backed securities	24	—		3,562	600	3,586	600
Agency commercial mortgage-backed securities	891	49		8,201	1,154	9,092	1,203
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,123	30		3,070	253	4,193	283
Agency residential mortgage-backed securities	—	—		152	13	152	13
Agency commercial mortgage-backed securities	—	—		2,199	204	2,199	204
Asset-backed securities	—	—		709	29	709	29
Other securities	17	—	(a)	12	—	29	—
Total securities in an unrealized loss position	$2,055	$79		$41,416	$5,970	$43,471	$6,049

(a)At December 31, 2023, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months.

Based on our evaluation at March 31, 2024, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

During the three months ended March 31, 2024, we recognized no gross realized gains and $2.8 million in gross realized losses from the sale of securities available for sale. For the three months ended March 31, 2023, we had no realized gains or losses from the sale of securities available for sale.

At March 31, 2024, securities available for sale and held-to-maturity securities totaling $23.8 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at March 31, 2024. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2024	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,707	$7,539	$624	$604
Due after one through five years	9,648	8,923	4,164	3,916
Due after five through ten years	18,828	15,614	2,382	2,145
Due after ten years	6,822	5,222	1,102	1,015
Total	$43,005	$37,298	$8,272	$7,680

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

At March 31, 2024, after taking into account the effects of bilateral collateral and master netting agreements, we had less than $1 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting agreements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $205 million and derivative liabilities of $1.4 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 112 of our 2023 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2024, and December 31, 2023. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	March 31, 2024			December 31, 2023
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$41,472	$8	$3	$44,621	$39	$12
Derivatives not designated as hedging instruments:
Interest rate	74,930	114	1,119	78,051	134	973
Foreign exchange	6,356	92	74	6,034	89	73
Commodity	11,247	709	686	11,611	721	698
Credit	113	—	1	121	—	1
Other (b)	1,539	5	4	2,683	16	20
Total derivatives not designated as hedging instruments:	94,185	920	1,884	98,500	960	1,765
Netting adjustments (c)	—	(723)	(495)	—	(818)	(473)
Net derivatives in the balance sheet	135,657	205	1,392	143,121	181	1,304
Other collateral (d)	—	(12)	(3)	—	(1)	(18)
Net derivative amounts	$135,657	$193	$1,389	$143,121	$180	$1,286

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of March 31, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $185 million of cash collateral and $291 million of securities collateral posted as well as $14 million of cash collateral and $108 million of securities collateral held. As of December 31, 2023, excess collateral that has not been offset against net derivative instrument positions totaled $161 million of cash collateral and $269 million of securities collateral posted as well as $16 million of cash collateral and $212 million of securities collateral held.
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

Fair value hedges. During the three months ended March 31, 2024, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2024, and December 31, 2023, related to cumulative basis adjustments for fair value hedges.

	March 31, 2024
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,738	$(566)
Interest rate contracts	Securities Available for Sale(c)	9,369	20

	December 31, 2023
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,919	$(437)
Interest rate contracts	Securities Available for Sale(c)	8,655	(152)
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $5 million and $5 million at March 31, 2024, and December 31, 2023, respectively.
(c)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At March 31, 2024, and December 31, 2023, the amortized costs of the closed portfolios in these hedging relationships was $12.6 billion and $12.8 billion, respectively, of which $7.2 billion were designated in a portfolio layer hedging relationship for both period ends. At March 31, 2024, and December 31, 2023, the cumulative basis adjustments associated with these amounts totaled $1 million and $(147) million, respectively.

Cash flow hedges. During the three-month period ended March 31, 2024, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2024, we expect to reclassify an estimated $438 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $114 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2024. As of March 31, 2024, the maximum length of time over which we hedge forecasted transactions is 3.79 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2024, and March 31, 2023.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended March 31, 2024
Total amounts presented in the consolidated statement of income	$(328)	$1,538	$232	$170

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$128	$—	$(151)	$—
Recognized on derivatives designated as hedging instruments	(200)	—	182	—
Net income (expense) recognized on fair value hedges	$(72)	$—	$31	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(216)	$—	$1
Net income (expense) recognized on cash flow hedges	$—	$(216)	$—	$1

Three months ended March 31, 2023
Total amounts presented in the consolidated statement of income	$(275)	$1,476	$194	$145

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(155)	$—	$6	$—
Recognized on derivatives designated as hedging instruments	108	—	(2)	—
Net income (expense) recognized on fair value hedges	$(47)	$—	$4	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(215)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(215)	$—	$—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2024, and March 31, 2023, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended March 31, 2024
Cash Flow Hedges
Interest rate	$(283)	Interest income — Loans	$(216)
Interest rate	1	Interest expense — Long-term debt	—
Interest rate	1	Investment banking and debt placement fees	1
Total	$(281)		$(215)
Three months ended March 31, 2023
Cash Flow Hedges
Interest rate	$109	Interest income — Loans	$(215)
Interest rate	(1)	Interest expense — Long-term debt	(1)
Interest rate	(1)	Investment banking and debt placement fees	—
Total	$(107)		$(216)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2024, and March 31, 2023, and where they are recorded on the income statement.

	Three months ended March 31, 2024				Three months ended March 31, 2023
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$10	$—	$—	$10	$12	$—	$(2)	$10
Foreign exchange	12	—	—	12	13	—	—	13
Commodity	3	—	—	3	7	—	—	7
Credit	—	—	(11)	(11)	—	—	(14)	(14)
Other	—	3	3	6	—	1	(2)	(1)
Total net gains (losses)	$25	$3	$(8)	$20	$32	$1	$(18)	$15

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $360 million was netted against derivative assets on the balance sheet at March 31, 2024, compared to $408 million of cash collateral netted against derivative assets at December 31, 2023. The cash collateral netted against derivative liabilities totaled $132 million at March 31, 2024, and $64 million at December 31, 2023. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	March 31, 2024	December 31, 2023
Interest rate	$81	$123
Foreign exchange	46	42
Commodity	433	409
Credit	—	—
Other	5	15
Derivative assets before collateral	565	589
Plus(Less): Related collateral	(360)	(408)
Total derivative assets	$205	$181

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2024, we had gross exposure of $489 million to broker-dealers and banks. We had net exposure of $11 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $8 million after considering $3 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $5 million at March 31, 2024. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At March 31, 2024, we had gross exposure of $219 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $194 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $1 million as of March 31, 2024, and $1 million as of December 31, 2023. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2024, and December 31, 2023. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2024			December 31, 2023
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$2	11.10	3.87%	$4	10.69	4.86%
Total credit derivatives sold	$2	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2024, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	March 31, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$(104)	$(45)
Collateral posted	90	42

As of March 31, 2024, and December 31, 2023, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2024.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans from other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 114 of our 2023 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2024	2023
Balance at beginning of period	$638	$653
Servicing retained from loan sales	18	9
Purchases	6	4
Amortization	(31)	(32)
Temporary (impairments) recoveries	—	—
Balance at end of period	$631	$634
Fair value at end of period	$846	$981

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2024, and March 31, 2023, along with the valuation techniques, are shown in the following table:

		March 31, 2024			March 31, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	0.96%	2.00%	1.06%
	Residual cash flows discount rate	7.41%	10.65%	10.28%	8.57%	10.03%	9.49%
	Escrow earn rate	5.00%	5.09%	5.00%	4.94%	4.95%	4.94%
	Loan assumption rate	—%	2.16%	1.97%	—%	1.40%	1.14%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $87 million for the three-month period ended March 31, 2024, and $78 million for the three-month period ended March 31, 2023. This fee income was offset by $31 million of amortization for the three-month period ended March 31, 2024, and $32 million for the three-month period ended March 31, 2023. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2024	2023
Balance at beginning of period	$108	$106
Servicing retained from loan sales	2	1
Purchases	—	—
Amortization	(2)	(2)
Temporary (impairments) recoveries(a)	—	—
Balance at end of period	$108	$105
Fair value at end of period	$133	$129

(a)    A temporary impairment of less than $1 million was recorded for the three months ended March 31, 2024.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2024, and March 31, 2023, along with the valuation techniques, are shown in the following table:

		March 31, 2024			March 31, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	6.29%	43.74%	7.68%	6.41%	40.74%	7.30%
	Discount rate	6.50%	8.75%	6.59%	7.50%	8.50%	7.54%
	Servicing cost	$70.00	$3,582	$74.91	$62.00	$8,075	$67.36
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

The amortization of residential servicing assets for March 31, 2024, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $9 million for the three-month period ended March 31, 2024, and $9 million for the three-month period ended March 31, 2023. This fee income was offset by $2 million of amortization for the three-month period ended

March 31, 2024, and $2 million for the three-month period ended March 31, 2023. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 150 of our 2023 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
Dollars in millions	2024	2023
Sales-type and direct financing leases
Interest income on lease receivable	$18	$19
Interest income related to accretion of unguaranteed residual asset	3	3
Interest income on deferred fees and costs	5	—
Total sales-type and direct financing lease income	$26	$22
Operating leases
Operating lease income related to lease payments	$18	$24
Other operating leasing gains	6	1
Total operating lease income and other leasing gains	24	25
Total lease income	$50	$47

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. A quantitative or qualitative testing approach may be used. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 114 of our 2023 Form 10-K.

During the first quarter, Key realigned its real estate capital business from its Commercial Bank reporting unit to its Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This reorganization was identified as a triggering event. As a result, interim goodwill impairment tests were performed during the first quarter reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. The results of the impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer Bank, Commercial Bank, and Institutional Bank, exceeded their respective carrying values by more than 10%. Additionally, we monitored events and circumstances through March 31, 2024, including macroeconomic factors, industry and banking sector events, Key specific performance indicators, and the sensitivity of the interim quantitative test results to changes in assumptions through March 31, 2024. Based on these considerations, we concluded it was not more-likely-than-not that the fair value of one or more of the reporting units was below its respective carrying value as of March 31, 2024

The reporting units at which goodwill is tested for impairment are the Consumer Bank, Commercial Bank and Institutional Bank reporting units. As the Commercial Bank and Institutional Bank reporting units are aggregated within Key’s overall Commercial Bank reporting segment, the realignment of real estate capital did not have an impact on our reportable segments, however, goodwill was reallocated from the Commercial Bank reporting unit to the Institutional Bank reporting unit. As of March 31, 2024, the Commercial Bank and Institutional Bank reporting units were allocated goodwill of $218 million and $715 million, respectively.

The carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT MARCH 31, 2023	$1,819	$933	$2,753
BALANCE AT DECEMBER 31, 2023	$1,819	$933	$2,752
BALANCE AT MARCH 31, 2024	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 154 of our 2023 Form 10-K.

LIHTC and NMTC investments. We had $2.2 billion and $2.3 billion of investments in LIHTC operating partnerships at March 31, 2024, and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2024, and December 31, 2023, we had liabilities of $1.2 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2024, and December 31, 2023. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 154 of our 2023 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2024
LIHTC investments	$8,880	$3,841	$2,623
December 31, 2023
LIHTC investments	$8,904	$3,848	$2,768

We had $30 million and $25 million in NMTC investments at March 31, 2024 and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the three months ended March 31, 2024, we recognized $55 million of amortization, $54 million of tax credits and $13 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the three months ended March 31, 2023, we recognized $53 million of amortization, $51 million of tax credits and $45 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $17 million at both March 31, 2024 and December 31, 2023. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2024, and December 31, 2023.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2024
Indirect investments	$2,625	$91	$18
December 31, 2023
Indirect investments	$2,741	$91	$18

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2024, and December 31, 2023, that can be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2024, and December 31, 2023, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 130 and in Note 13 (“Variable Interest Entities “) beginning on page 154 of our 2023 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at March 31, 2024, and December 31, 2023. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of March 31, 2024, $606 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 156 of our 2023 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
March 31, 2024
Other unconsolidated VIEs	$1,032	$1
December 31, 2023
Other unconsolidated VIEs	$1,149	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 21.3% for the first quarter of 2024 and 20.7% for the first quarter of 2023. The effective tax rates are less than our combined federal and state statutory tax rate of 23.9%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and tax credits associated with low-income housing investments.

Deferred Taxes

At March 31, 2024, we had a net deferred tax asset of $1.8 billion, compared to a net deferred tax asset of $1.8 billion at December 31, 2023, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $12 million at March 31, 2024, and $12 million at December 31, 2023. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At March 31, 2024, Key’s unrecognized tax benefits were $45 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Acquisitions and Discontinued Operations

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2024, and December 31, 2023, approximately $313 million and $434 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 of our 2023 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 159 of our 2023 Form 10-K.

The following table summarizes our securities financing agreements at March 31, 2024, and December 31, 2023:

	March 31, 2024				December 31, 2023
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$—	$—	$—	$—	$7	$(7)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$7	$(7)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$27	$—	$(27)	$—	$38	$(7)	$(31)	$—
Total	$27	$—	$(27)	$—	$38	$(7)	$(31)	$—

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

As of March 31, 2024, assets pledged as collateral against repurchase agreements totaled $27 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At March 31, 2024, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $27 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 162 of our 2023 Form 10-K.

	Three months ended March 31,
Dollars in millions	2024	2023
Interest cost on PBO	$10	$11
Expected return on plan assets	(10)	(11)
Amortization of losses	3	3
Settlement loss	—	—
Net pension cost	$3	$3

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

The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2024
KeyCorp Capital I	$156	$6	$162	6.396%	2028
KeyCorp Capital II	85	4	89	6.875	2029
KeyCorp Capital III	111	4	115	7.750	2029
HNC Statutory Trust III	21	1	22	7.040	2035
HNC Statutory Trust IV	18	1	19	6.932	2037
Willow Grove Statutory Trust I	20	1	21	6.956	2036
Westbank Capital Trust II	8	—	8	7.822	2034
Westbank Capital Trust III	8	—	8	7.822	2034
Total	$427	$17	$444	6.979%	—

December 31, 2023	$431	$17	$448	6.981%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $11 million at March 31, 2024, and $15 million at December 31, 2023. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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
(c)The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. The trust preferred securities issued by KeyCorp Capital I, HNC Statutory Trust III, HNC Statutory Trust IV, Willow Grove Statutory Trust I, Westbank Capital Trust II, and Westbank Capital Trust III have a floating interest rate, based on three-month CME term SOFR plus 26.161 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

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

Gurevitch Litigation. On August 4, 2023, a putative class action, Gurevitch v. KeyCorp et al., was filed against KeyCorp and certain of its current and former executives in the United States District Court for the Northern District of Ohio, asserting claims for violation of certain federal securities laws. The named plaintiff sought to represent a nationwide class of individuals who purchased or acquired KeyCorp securities from February 2020 to June 2023 and who were allegedly harmed by certain disclosures relating to KeyCorp’s liquidity, operations, and prospects. In March 2024, the lead plaintiff voluntarily dismissed the lawsuit without prejudice.

Derivative Litigation. In November and December 2023, purported shareholders of KeyCorp filed two shareholder derivative lawsuits in the United States District Court for the Northern District of Ohio, which lawsuits were subsequently consolidated into a single derivative action titled Bushanky v. Gorman, et al. The lawsuits asserted that various officers and directors violated their duties to KeyCorp by virtue of the matters alleged in the Gurevitch litigation described above. The lawsuits were purportedly brought on behalf of KeyCorp and sought relief on KeyCorp’s behalf and for its benefit. On March 27, 2024, the parties filed a stipulation seeking to dismiss the consolidated derivative action without prejudice. The court approved the dismissal of the consolidated derivative action without prejudice on April 8, 2024.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2024. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2023 Form 10-K.

March 31, 2024	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,311	$80
Recourse agreement with FNMA	7,648	90
Residential mortgage reserve	3,343	10
Written put options (a)	3,212	140
Total	$18,514	$320

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2024, is low. Information pertaining to the nature of each of the guarantees listed below is included in

Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2023 Form 10-K.

Standby letters of credit. At March 31, 2024, our standby letters of credit had a remaining weighted-average life of 1.5 years, with remaining actual lives ranging from less than 1 year to 10.7 years.

Recourse agreement with FNMA. At March 31, 2024, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31.2% of the principal balance of loans outstanding at March 31, 2024. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $90 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At March 31, 2024, the unpaid principal balance outstanding of loans sold by us in this program was $11.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2024.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $10 million at March 31, 2024. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2024, our written put options had an average life of 1.8 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 174 of our 2023 Form 10-K.

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2024, and March 31, 2023, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	(153)	(99)	(1)	(253)
Amounts reclassified from AOCI, net of income taxes (a)	2	164	2	168
Net current-period other comprehensive income, net of income taxes	(151)	65	1	(85)
Balance at March 31, 2024	$(4,341)	$(698)	$(275)	$(5,314)

Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	575	80	(1)	654
Amounts reclassified from AOCI, net of income taxes (a)	—	165	2	167
Net current-period other comprehensive income, net of income taxes	575	245	1	821
Balance at March 31, 2023	$(4,320)	$(879)	$(275)	$(5,474)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2024, and March 31, 2023, are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2024	2023
Unrealized gains (losses) on available for sale securities
Realized gains	$—	$—	Other income
Realized losses	(3)	—	Other income
	(3)	—	Income (loss) from continuing operations before income taxes
	(1)	—	Income taxes
	$(2)	$—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(216)	$(215)	Interest income — Loans
Interest rate	—	(1)	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	(215)	(216)	Income (loss) from continuing operations before income taxes
	(51)	(51)	Income taxes
	$(164)	$(165)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(3)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	1	Other expense
	(3)	(2)	Income (loss) from continuing operations before income taxes
	(1)	—	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

During the first quarter of 2024, Key did not complete any open market share repurchases. We repurchased $26 million of shares related to equity compensation programs in the first quarter of 2024.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the first quarter of 2024.

Preferred Stock

The following table summarizes our preferred stock at March 31, 2024.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2024 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	600,000	1	1,000	1/40th	25	.387500

20. Business Segment Reporting

The following is description of the segments and their primary businesses at March 31, 2024.

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

Commercial Bank

The Commercial Bank is an aggregation of our Institutional and Commercial operating segments. The Commercial operating segment is a full-service corporate bank focused principally on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and a special servicer of CMBS. The Institutional operating segment is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and a special servicer of CMBS. The operating segment also includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, fixed income and equity sales and trading, derivatives, foreign exchange, mergers & acquisition and other advisory, and public finance.

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

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2024, and March 31, 2023. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2024	2023	2024	2023	2024	2023	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$549	$612	$391	$478	$(54)	$16	$886	$1,106
Noninterest income	224	228	400	366	23	14	647	608
Total revenue (TE) (a)	773	840	791	844	(31)	30	1,533	1,714
Provision for credit losses	(2)	60	102	80	1	(1)	101	139
Depreciation and amortization expense	23	21	22	23	9	17	54	61
Other noninterest expense	680	642	420	419	(11)	54	1,089	1,115
Income (loss) from continuing operations before income taxes (TE)	72	117	247	322	(30)	(40)	289	399
Allocated income taxes and TE adjustments	17	28	47	67	6	(7)	70	88
Income (loss) from continuing operations	55	89	200	255	(36)	(33)	219	311
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	1	—	1
Net income (loss)	55	89	200	255	(36)	(32)	219	312
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$55	$89	$200	$255	$(36)	$(32)	$219	$312

AVERAGE BALANCES (b)
Loans and leases	$40,446	$43,086	$70,099	$76,306	$489	$445	$111,034	$119,837
Total assets (a)	43,239	45,935	79,456	85,852	63,173	59,064	185,868	190,851
Deposits	84,317	84,637	56,090	52,219	2,471	6,549	142,878	143,405
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$44	$24	$37	$21	$—	$—	$81	$45
Return on average allocated equity (b)	6.18%	9.87%	8.02%	10.04%	(13.39)%	92.94%	6.00%	9.13%
Return on average allocated equity	6.18	9.87	8.02	10.04	(13.39)	90.12	6.00	9.16
Average full-time equivalent employees (c)	7,356	8,097	2,334	2,517	7,062	7,606	16,752	18,220
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2024, and March 31, 2023. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended March 31, 2024			Three months ended March 31, 2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$109	$17	$126	$100	$16	$116
Investment banking and debt placement fees	—	130	130	—	113	113
Services charges on deposit accounts	34	29	63	39	28	67
Cards and payments income	43	34	77	45	32	77
Other noninterest income	3	—	3	2	—	2
Total revenue from contracts with customers	$189	$210	$399	$186	$189	$375

Other noninterest income (a)			$225			$219
Noninterest income from Other(b)			23			14
Total noninterest income			$647			$608

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

We had no material contract assets or contract liabilities as of March 31, 2024, and March 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2024

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

Item 1A.    Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 11-24 of our 2023 Form 10-K; Part I, Item 1A. Risk Factors, on pages 25-41 of our 2023 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this report; and our disclosure regarding forward-looking statements in this report.

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

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective the third quarter of 2021 through the third quarter of 2022. In September 2022, the Board of Directors approved the extension of the previous authorization through the third quarter of 2023. The authorization expired in the third quarter of 2023 and the Board has yet to approve a subsequent authorization. We did not complete any open market share repurchases in the first quarter of 2024.

During the first quarter of 2024, Key repurchased $26 million of shares related to equity compensation programs.

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2024. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three months ended March 31, 2024.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
January 1 - 31	100	12.28	—	—
February 1 - 29	1,858,231	14.08	—	—
March 1 -31	617	14.34	—	—
Total	1,858,948	$14.08	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the first quarter of 2024.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended March 31, 2024, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2023. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

May 2, 2024	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)