Form 10-Q
period 2024-06-30
KEYCORP /NEW/
filed 2024-07-26
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	943,195,733 shares
Title of class	Outstanding at July 23, 2024

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2024, and June 30, 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

For the second quarter of 2024, both our operating leverage and our cash efficiency ratio compared to the year-ago period were impacted by an expected decrease in net interest income stemming from lower loan balances and higher funding costs. This decrease was slightly offset by an increase in noninterest income primarily due to trust and investment income and commercial mortgage servicing fees. Positive operating leverage remains a long-term financial target.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

Our net charge-offs to average loans ratio remains below our long-term target. We believe our strong risk management practices will allow us to continue supporting our clients, while maintaining our moderate risk profile, and will position Key to perform well through all business cycles.

Financial Return

A return on average tangible common equity in the range of 16% to 19%.

We remain focused on efforts to deliver sound profitable growth and value for our stakeholders. Our return on average tangible common equity compared to the year-ago period reflects the expected decrease in net interest income stemming from lower loan balances and higher funding costs. Additionally, at the end of the second quarter, our CET1 ratio improved to 10.50% and our tangible common equity to tangible assets ratio increased slightly to 5.17%, reflecting the work we have done to improve balance sheet resiliency to changes in interest rates, up or down.

Strategic developments

Our actions and results during the second quarter of 2024 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 50 of our 2023 Form 10-K.

•Our relationship-based business model and our long-term strategic commitment to primacy, that is, serving as our client's primary bank, continues to serve us well, highlighted by a 5% year-over-year increase in client deposits and consumer relationship households up 3.3% annualized year-to-date.
•Since the launch of Key Private Client last year, serving mass affluent prospects, we have added over 31 thousand households and approximately $2.9 billion of new household assets. In the second quarter alone, we added over five thousand households and over $600 million in assets to the platform. Overall, our Assets Under Management have now reached $57.6 billion.
•Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles. Net charge-offs and delinquencies remain below our long-term target.
•We ended the quarter with a Common Equity Tier 1 ratio of 10.5%(a), up approximately 20 basis points from last quarter and over 120 basis points from a year ago, reflecting the work we have done to improve balance sheet resiliency to changes in interest rates, up or down.
(a) June 30, 2024 capital ratios are estimates

Current year expectations - full year 2024 vs. full year 2023

Category	Expectations
Average loans	down 7% to 8%(b)
Average deposits	relatively stable, with client deposits up
Net interest income (TE)	down 2% to 5%(b)
Noninterest income	up 5%+
Noninterest expense	relatively stable(c)(d)
Net charge-offs to average loans	30 to 40 basis points (FY2024)
Effective tax rate	~20% (FY2024)

(b)Additional Guidance: End of period loans: down 4 - 5% vs. year-end 2023 balances; Net interest income (TE): Up low-single digits vs 4Q23 annualized exit rate, 10%+ 4Q24 vs 4Q23.
(c) Relatively stable: +/- 2%
(d) Noninterest expense guidance excludes the FDIC special assessment of $190 million, efficiency related expenses of $131 million, and a pension settlement charge of $18 million recorded in 2023. The noninterest expense guidance excludes the FDIC special assessment of $34 million in 2024.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At June 30, 2024, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp June 30, 2024 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	10.5%
Tier 1 Capital	6.0	2.5	8.5	12.2
Total Capital	8.0	2.5	10.5	14.7
Leverage (a)	4.0	N/A	4.0	9.1
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
(c)June 30, 2024 ratios are estimated and reflect the five-year transition of CECL impacts on regulatory ratios.

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

As of June 30, 2024, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

Capital planning and stress testing

KeyCorp is a Category IV banking organization subject to a supervisory stress test every other year. KeyCorp’s current required stress capital buffer is 2.5%, which is the minimum buffer required for banking organizations the size of KeyCorp. On June 26, 2024, the Federal Reserve announced the results of the supervisory stress test that it conducted of 31 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that all BHCs subject to the stress test maintained capital ratios above the minimum required levels under the severely adverse scenario. The stress test results for individual BHCs (including KeyCorp) will be used to determine a BHC’s updated stress capital buffer requirement, which will become effective on October 1, 2024, and will remain in effect until September 30, 2025, unless the firm later receives an updated stress capital buffer requirement from the Federal Reserve. The recent stress test results implied a preliminary stress capital buffer for KeyCorp of 3.1%. The Federal Reserve has indicated that it will publish the updated stress capital buffer requirements by August 31, 2024.

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

In the final rule, the FDIC indicated that the special assessment is a tax-deductible operating expense for IDIs, and that it assumed that the effect on income of the entire amount of the special assessment would occur in one quarter for the IDIs subject to the assessment. The initial impact of the special assessment to Key was approximately $190 million in pre-tax expense, which was recognized upon issuance of the final rule in the fourth quarter of 2023.

The FDIC has indicated that the loss estimates to be recovered by the special assessment will be periodically adjusted as the FDIC (as receiver of the failed banks) sells assets, satisfies liabilities, and incurs receivership expenses. The FDIC said that it will provide any updates regarding the amount and collection period for the special assessment when it sends the quarterly deposit insurance assessment invoices to the IDIs subject to the special assessment. In the first quarter of 2024, the FDIC announced an increase in its estimate of losses from protecting the uninsured depositors of SVB and Signature and, therefore, increased the amount that it would collect through the special assessment. Because of this updated estimate, Key incurred an incremental pre-tax expense of $29 million in the first quarter of 2024. In June 2024, Key received its quarterly invoice from the FDIC which included amounts due under the special assessment. As such, Key recorded an additional pre-tax expense of $5 million in the second quarter of 2024 to true-up initial estimates to the invoiced amount.

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

Long-term debt requirement

On August 29, 2023, the federal banking agencies issued for public comment a proposal that would require certain large BHCs and certain large IDIs to issue and maintain minimum amounts of long-term debt (“LTD”). This proposal would apply to Category II, III, and IV BHCs (including KeyCorp) and IDIs that (i) are not consolidated subsidiaries of U.S. global systemically important banks (“G-SIBs”) and (ii) have at least $100 billion in total assets (including KeyBank) or are affiliated with an IDI that has at least $100 billion in total assets. Under the proposal, the required minimum amount of LTD would be the greater of 6 percent of an entity’s total risk-weighted assets, 3.5 percent of an entity’s average total consolidated assets, and 2.5 percent of an entity’s total leverage exposure if it is subject to the supplementary leverage ratio. IDIs that are consolidated subsidiaries of BHCs would be required to issue the LTD to their parent company or another entity that consolidates the IDI.

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

Various trade associations filed a lawsuit in the United States District Court for the Northern District of Texas seeking to invalidate the CRA final rule. In their lawsuit, the trade associations argued that the federal banking agencies exceeded their authority in adopting the CRA final rule. On March 29, 2024, the court in that case issued a preliminary injunction barring the federal banking agencies from enforcing the CRA final rule against the plaintiffs pending the resolution of this lawsuit. The court also extended all implementation dates under the CRA final rule, day for day, for each day that the injunction remains in place. The court concluded that the plaintiffs had demonstrated a substantial likelihood of success on the merits and would suffer irreparable harm if they had to incur costs to prepare to comply with a rule that might later be invalidated. The court’s decision granting a preliminary injunction is on appeal to the United States Court of Appeals for the Fifth Circuit. Key is monitoring developments in this case.

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments – Community Reinvestment Act” for a discussion of other recent developments relating to the Community Reinvestment Act.

Debit Card Interchange Fee Cap

On October 25, 2023, the Federal Reserve issued for public comment a proposal to lower the maximum interchange fee that a debit card issuer with $10 billion or more in total consolidated assets (including KeyBank) can receive for a debit card transaction. The interchange fee cap is currently set at the sum of 21 cents for each transaction plus an amount equal to 0.05% of the value of the transaction and a one cent fraud prevention adjustment for issuers that satisfy certain criteria. In the new proposal, the Federal Reserve proposed to lower the cap to the sum of 14.4 cents for each transaction plus an amount equal to 0.04% of the value of the transaction and a 1.3 cent fraud prevention adjustment. The Federal Reserve indicated that it was proposing this revision to the fee cap to reflect changes in issuer costs. The Federal Reserve also proposed to update the amount of the fee cap every other year going forward by using data it collects in a biennial survey of large debit card issuers. Comments on the proposal were due by May 12, 2024.

Resolution and recovery plans

On June 20, 2024, the FDIC adopted a final rule to amend and restate its current resolution plan rule in order to clarify and strengthen resolution plan submission requirements and reflect lessons learned since the adoption of the FDIC’s current resolution plan rule in 2012. Among other things, the final rule (i) requires IDIs with more than $100 billion in total assets that are affiliated with a U.S. G-SIB to submit full resolution plans every two years, (ii) requires IDIs with more than $100 billion in total assets that are not affiliated with a U.S. G-SIB (including KeyBank) to submit full resolution plans every three years, (iii) requires IDIs with total assets between $50 billion and $100 billion to submit informational filings every three years, (iv) requires triennial filers to submit more limited supplements in the off years, (v) enhances and clarifies the requirements for the content of resolution submissions, (vi) codifies certain aspects of guidance and feedback provided to filers subject to the current rule, (vii) expands expectations regarding engagement and capabilities testing, and (viii) establishes an enhanced credibility standard for the evaluation of resolution submissions. The final rule will be effective on October 1, 2024. It is expected that the initial filings under the final rule will be made in 2025.

On June 24, 2024, the OCC issued for public comment a proposal to amend its recovery planning guidelines, which require OCC-regulated banks with average total consolidated assets of at least $250 billion to develop and maintain a recovery plan that identifies triggers and options for responding to a wide range of severe internal and external stress scenarios so that the bank can be restored to financial strength and viability. In the new proposal, the OCC proposed to (i) expand the applicability of its recovery planning guidelines to banks with at least $100 billion in average total consolidated assets, (ii) add a requirement for covered banks to test their recovery plans to ensure that their plans will be effective during periods of severe stress, and (iii) clarify that recovery plans should consider non-financial risks (including operational and strategic risks) as well financial risks. KeyBank will be subject to the OCC’s recovery planning guidelines if the proposal is adopted. Comments on the proposal are due by August 2, 2024.

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability – Resolution plans” for a discussion of other developments concerning resolution and recovery plans.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2023, to the three months ended June 30, 2024 (dollars in millions):
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

Net interest income (TE) was $899 million for the second quarter of 2024 and the net interest margin was 2.04%. Compared to the second quarter of 2023, net interest income (TE) decreased $87 million and net interest margin decreased by eight basis points. Both net interest income and the net interest margin benefited from the reinvestment of proceeds from maturing investment securities into higher-yielding liquid investments, and the maturity of lower-yielding interest rate swaps with negative carry. Net interest income and the net interest margin declined year over year, however, reflecting lower loan balances in part driven by Key’s balance sheet optimization actions during 2023 and higher deposit costs in the higher interest rate environment relative to a year ago. Additionally, the balance sheet experienced a shift in funding mix from noninterest-bearing deposits to higher-cost deposits and borrowings.

For the six months ended June 30, 2024, net interest income (TE) decreased $307 million from the same period last year and the net interest margin decreased by 26 basis points. Net interest income (TE) and the net interest margin benefited from higher earning asset yields as a result of the higher interest rate environment, maturing interest rate swaps, and the reinvestment of proceeds from maturing investment securities into higher-yielding liquid investments. However, the decline in net interest income (TE) and the net interest margin reflects lower loan balances in part driven by Key’s balance sheet optimization efforts during the second half of 2023 and higher deposit costs. Additionally, the balance sheet experienced a shift in funding mix from noninterest-bearing deposits to higher-cost deposits and borrowings.
Average loans were $109.0 billion for the second quarter of 2024, a decrease of $11.7 billion compared to the second quarter of 2023, reflective of Key’s planned balance sheet optimization efforts in 2023. The decline in average loans was mostly driven by a $9.0 billion decline in average commercial loans, driven by lower commercial and industrial loans and commercial mortgage real estate loans. Additionally, average consumer loans decreased by $2.8 billion, driven by declines across all consumer loan categories.

Average deposits totaled $144.2 billion for the second quarter of 2024, an increase of $1.3 billion compared to the year-ago quarter. The increase was reflective of growth in retail deposit balances and our focus on growing deposits across our commercial business.

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

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(g)

	Three months ended June 30, 2024			Three months ended June 30, 2023			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$54,599	$860	6.34%	$61,426	$881	5.76%	$(103)	$82	$(21)
Real estate — commercial mortgage	14,287	217	6.10	16,226	235	5.80	(29)	11	(18)
Real estate — construction	3,020	56	7.51	2,641	44	6.64	7	5	12
Commercial lease financing	3,193	28	3.46	3,756	29	3.07	(5)	4	(1)
Total commercial loans	75,099	1,161	6.22	84,049	1,189	5.67	(130)	102	(28)
Real estate — residential mortgage	20,515	169	3.30	21,659	176	3.25	(9)	2	(7)
Home equity loans	6,817	102	5.98	7,620	109	5.75	(12)	5	(7)
Other consumer loans	5,597	70	5.00	6,360	77	4.86	(9)	2	(7)
Credit cards	933	34	14.63	984	33	13.49	(2)	3	1
Total consumer loans	33,862	375	4.44	36,623	395	4.33	(32)	12	(20)
Total loans	108,961	1,536	5.66	120,672	1,584	5.26	(162)	114	(48)
Loans held for sale	599	8	5.42	1,087	17	6.16	(7)	(2)	(9)
Securities available for sale (b), (e)	36,764	259	2.42	38,899	194	1.74	(11)	76	65
Held-to-maturity securities (b)	8,123	73	3.59	9,371	81	3.47	(11)	3	(8)
Trading account assets	1,231	16	5.38	1,244	15	4.64	—	1	1
Short-term investments	13,729	192	5.62	7,798	111	5.73	83	(2)	81
Other investments (e)	1,234	16	5.19	1,566	16	4.03	(4)	4	—
Total earning assets	170,641	2,100	4.77	180,637	2,018	4.34	(112)	194	82
Allowance for loan and lease losses	(1,534)			(1,379)
Accrued income and other assets	17,476			17,202
Discontinued assets	305			394
Total assets	$186,888			$196,854

LIABILITIES
Money market deposits	$39,364	$290	2.97%	$32,419	$123	1.53%	$31	$136	$167
Demand deposits	54,629	340	2.50	53,569	256	1.91	5	79	84
Savings deposits	5,189	2.19		6,592	1.04		—	1	1
Time deposits	16,019	185	4.64	15,216	151	3.99	8	26	34
Total interest-bearing deposits	115,201	817	2.85	107,796	531	1.98	44	242	286
Federal funds purchased and securities sold under repurchase agreements	124	1	4.76	3,767	48	5.07	(34)	(13)	(47)
Bank notes and other short-term borrowings	3,617	51	5.57	7,982	104	5.22	(61)	8	(53)
Long-term debt (f)	19,219	332	6.91	22,284	349	6.26	(51)	34	(17)
Total interest-bearing liabilities	138,161	1,201	3.49	141,829	1,032	2.91	(102)	271	169
Noninterest-bearing deposits	28,979			35,107
Accrued expense and other liabilities	4,969			5,112
Discontinued liabilities (f)	305			394
Total liabilities	172,414			182,442
EQUITY
Key shareholders’ equity	14,474			14,412
Noncontrolling interests	—			—
Total equity	14,474			14,412
Total liabilities and equity	$186,888			$196,854

Interest rate spread (TE)			1.28%			1.43%
Net interest income (TE) and net interest margin (TE)		$899	2.04%		$986	2.12%	$(10)	$(77)	(87)
TE adjustment (b)		12			8
Net interest income, GAAP basis		$887			$978

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2024, and June 30, 2023.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $218 million and $194 million of assets from commercial credit cards for the three months ended June 30, 2024, and June 30, 2023, respectively.
(e)Yield presented is calculated on the basis of amortized cost. The average amortized cost for securities available for sale was $42.8 billion and $44.6 billion for the three months ended June 30, 2024 and June 30, 2023, respectively. Yield based on the fair value of securities available for sale was 2.82% and 2.00% for the three months ended June 30, 2024 and June 30, 2023, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(g)

	Six months ended June 30, 2024			Six months ended June 30, 2023			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$54,909	$1,714	6.28%	$60,857	$1,688	5.59%	$(174)	$200	$26
Real estate — commercial mortgage	14,562	446	6.16	16,347	459	5.66	(53)	40	(13)
Real estate — construction	3,030	113	7.51	2,583	83	6.47	16	14	30
Commercial lease financing	3,269	55	3.34	3,770	56	2.97	(8)	7	(1)
Total commercial loans	75,770	2,328	6.18	83,557	2,286	5.51	(219)	261	42
Real estate — residential mortgage	20,664	340	3.30	21,548	348	3.23	(14)	6	(8)
Home equity loans	6,921	206	5.98	7,749	215	5.61	(24)	15	(9)
Other consumer loans	5,699	142	5.00	6,419	153	4.78	(18)	7	(11)
Credit cards	943	69	14.78	984	65	13.43	(3)	7	4
Total consumer loans	34,227	757	4.44	36,700	781	4.28	(59)	35	(24)
Total loans	109,997	3,085	5.64	120,257	3,067	5.14	(278)	296	18
Loans held for sale	744	22	5.86	997	30	6.02	(7)	(1)	(8)
Securities available for sale (b), (e)	36,926	491	2.29	39,034	388	1.73	(22)	125	103
Held-to-maturity securities (b)	8,273	148	3.58	9,152	155	3.40	(15)	8	(7)
Trading account assets	1,171	30	5.30	1,123	27	4.74	1	2	3
Short-term investments	11,986	334	5.61	5,677	153	5.44	176	5	181
Other investments (e)	1,235	33	5.29	1,438	29	4.02	(4)	8	4
Total earning assets	170,332	4,143	4.72	177,678	3,849	4.22	(149)	443	294
Allowance for loan and lease losses	(1,519)			(1,357)
Accrued income and other assets	17,412			17,351
Discontinued assets	317			406
Total assets	$186,542			$194,078

LIABILITIES
Money market deposits	$38,512	$554	2.89%	$33,110	$201	1.23%	$38	$315	$353
Demand deposits	55,383	697	2.53	52,993	440	1.67	21	236	257
Savings deposits	5,221	3.13		6,967	1.04		—	2	2
Time deposits	15,225	345	4.55	12,870	239	3.75	48	58	106
Total interest-bearing deposits	114,341	1,599	2.81	105,940	881	1.68	107	611	718
Federal funds purchased and securities sold under repurchase agreements	115	2	4.42	2,932	70	4.81	(53)	(15)	(68)
Bank notes and other short-term borrowings	3,471	97	5.60	7,293	182	5.03	(105)	20	(85)
Long-term debt (f)	19,378	660	6.81	21,218	624	5.88	(57)	93	36
Total interest-bearing liabilities	137,305	2,358	3.45	137,383	1,757	2.57	(108)	709	601
Noninterest-bearing deposits	29,189			37,213
Accrued expense and other liabilities	5,170			4,960
Discontinued liabilities (f)	317			406
Total liabilities	171,981			179,962
EQUITY
Key shareholders’ equity	14,561			14,116
Noncontrolling interests	—			—
Total equity	14,561			14,116
Total liabilities and equity	$186,542			$194,078

Interest rate spread (TE)			1.27%			1.65%
Net interest income (TE) and net interest margin (TE)		$1,785	2.03%		$2,092	2.29%	$(41)	$(266)	$(307)
TE adjustment (b)		23			15
Net interest income, GAAP basis		$1,762			$2,077

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the six months ended June 30, 2024, and June 30, 2023, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $214 million and $186 million of assets from commercial credit cards for the six months ended June 30, 2024, and June 30, 2023, respectively.
(e)Yield is calculated on the basis of amortized cost. The average amortized cost for securities available for sale was $42.8 billion and $45.0 billion for the six months ended June 30, 2024 and June 30, 2023, respectively. Yield based on the fair value of securities available for sale was 2.66% and 1.99% for the six months ended June 30, 2024, and June 30, 2023, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $100 million for the three months ended June 30, 2024, compared to $167 million for the three months ended June 30, 2023. The provision for credit losses was $201 million for the six months ended June 30, 2024, compared to $306 million for the six months ended June 30, 2023. The decrease is driven by a more stable economic outlook and the impact of balance sheet optimization efforts, partly offset by credit portfolio migration.

Noninterest income

As shown in Figure 4, noninterest income was $627 million, and represented 41% of total revenue for the second quarter of 2024, compared to $609 million, representing 38% of total revenue, for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

BREAKDOWN OF NONINTEREST INCOME FOR SECOND QUARTER 2024

34%
22%
14%
10%
20%
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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended June 30, 2024, trust and investment services income was up $13 million, or 10.3%, compared to the same period one year ago. The increase was driven by an increase in both brokerage fee income and investment management fees associated with higher assets under management. For the six months ended June 30, 2024, trust and investment services income was up $21 million, or 8.3%, compared to the same period one year ago. This increase was driven primarily by investment management fees associated with higher assets under management.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at June 30, 2024, our bank, trust, and registered investment advisory subsidiaries had assets under management of $57.6 billion, up 6.8% compared to June 30, 2023. The increase was driven by new business and market impacts on portfolios offset slightly by run-off.

Figure 5. Assets Under Administration

Dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Discretionary assets under management by investment type:
Equity	$32,691	$32,369	$30,724	$28,866	$30,320
Fixed income	14,136	14,096	13,775	13,646	13,819
Money market	5,639	6,177	6,187	6,308	6,094
Total discretionary assets under management	52,466	52,642	50,686	48,820	50,233
Non-discretionary assets under administration	5,136	4,663	4,173	3,696	3,719
Total	$57,602	$57,305	$54,859	$52,516	$53,952

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended June 30, 2024, investment banking and debt placement fees were up

$6 million, or 5.0%, compared to the same period a year ago. For the six months ended June 30, 2024, investment banking and debt placement fees increased $31 million, or 11.7%, compared to the same period a year ago. These increases were driven by debt capital markets underwriting and merger and acquisition activity and related fees, offset slightly by lower commercial mortgage fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $3 million, or 4.3%, for the three months ended June 30, 2024, compared to the same period one year ago. The decline was driven primarily by decreased maintenance and overdraft fees. For the six months ended June 30, 2024, service charges on deposit accounts decreased by $7 million, or 5.1%, from the six months ended June 30, 2023, driven by decreased maintenance and overdraft fees.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, was flat for the three months ended June 30, 2024, compared to the same period one year ago. For the six months ended June 30, 2024, cards and payment income decreased $4 million, or 2.4%, from the same period a year ago. This decrease was primarily a result of lower debit interchange fees slightly offset by increases in merchant service income and credit card fee income.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended June 30, 2024, increased $2 million, or 1.0%, from the year-ago quarter. For the six months ended June 30, 2024, other noninterest income increased $16 million, or 4.0%, from the same period a year ago. These increases were due to increased commercial mortgage servicing fees as well as increased margins on mortgage sales, with a slight offset from decreased corporate services income stemming from reduced derivatives related activity.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the second quarter of 2024, compared to $1.1 billion for the second quarter of 2023. Noninterest expense was $2.2 billion for the six months ended June 30, 2024, compared to $2.3 billion for the six months ended June 30, 2023.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR SECOND QUARTER 2024

22%
4%
6%
9%
59%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $14 million, or 2.3%, for the three months ended June 30, 2024, compared to the same period one year ago. The increase reflects the impact of a higher stock price on stock-based compensation compared to a year ago. For the six months ended June 30, 2024, personnel expense decreased by $13 million, or 1.0%, compared to the same period one year ago, driven primarily by a decrease in salaries expense from a reduction in head count from the prior period.

Nonpersonnel expense

Nonpersonnel expenses includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Nonpersonnel expenses for the three months ended June 30, 2024, decreased $11 million, or 2.4%, from the year-ago quarter, primarily due to decreases across most other expense categories, offset slightly by increases in computer processing expenses. For the six months ended June 30, 2024, other nonpersonnel expense including the impact of the additional FDIC special assessment of $34 million, decreased $17 million, or 1.8%, from the six months ended June 30, 2023, primarily due to decreases across most other expense categories, offset slightly by increases in computer processing expenses.

Income taxes

We recorded tax expense of $62 million for the second quarter of 2024 and $58 million for the second quarter of 2023. We recorded tax expense of $121 million for the six months ended June 30, 2024, compared to $139 million for the six months ended June 30, 2023.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $67 million for the second quarter of 2024, compared to $71 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank decreased by $9 million, or 1.7%, compared to the second quarter of 2023, primarily reflective of a decline in loan spreads as a result of lower loan balances
•Average loans and leases decreased $3.1 billion, or 7.4%, from the second quarter of 2023, driven by broad-based declines across loan categories
•Average deposits increased $4.0 billion, or 4.9%, from the second quarter of 2023, driven by strong retail deposit growth

•Provision for credit losses increased $1 million compared to the second quarter of 2023
•Noninterest income decreased $9 million, or 3.7%, from the second quarter of 2023, driven by declines in service charges on deposit accounts and cards and payments income
•Noninterest expense decreased $14 million, or 2.1%, from the second quarter of 2023, reflective of lower marketing expense
Commercial Bank

Summary of operations

•Net income attributable to Key of $207 million for the second quarter of 2024, compared to $227 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $64 million, compared to the second quarter of 2023, primarily reflecting higher interest-bearing deposit costs and a shift in funding mix to higher-cost deposits, as well as a decline in loan balances
•Average loan and lease balances decreased $8.7 billion, compared to the second quarter of 2023, driven by a decline in commercial and industrial loans
•Average deposit balances increased $4.8 billion, or 9.2%, compared to the second quarter of 2023, driven by our focus on growing deposits across our commercial businesses

•Provision for credit losses decreased $47 million compared to the second quarter of 2023, driven by a more stable economic outlook and the impact of balance sheet optimization efforts, partly offset by credit portfolio migration
•Noninterest income increased $10 million from the second quarter of 2023, primarily driven by an increase in investment banking and debt placement fees and commercial mortgage servicing fees
•Noninterest expense increased $25 million compared the second quarter of 2023, driven by higher business services and professional fees and broad-based increases across other expense categories

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at June 30, 2024
(a)Consumer loans include Consumer loans and Credit cards. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At June 30, 2024, total loans outstanding from continuing operations were $107.1 billion, compared to $112.6 billion at December 31, 2023. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 107 of our 2023 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $73.5 billion at June 30, 2024, a decrease of $4.1 billion, or 5.2%, compared to December 31, 2023, reflecting broad-based declines across most commercial loan categories.

Figure 8 provides our commercial loan portfolios by industry classification at June 30, 2024, and December 31, 2023.

Figure 8. Commercial Loans by Industry

June 30, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$898	$113	$79	$1,090	1.5%
Automotive	2,267	787	2	3,056	4.2
Business services	3,263	281	99	3,643	4.9
Commercial real estate	7,510	12,397	8	19,915	27.1
Construction materials and contractors	2,158	278	235	2,671	3.6
Consumer goods	3,676	575	218	4,469	6.1
Consumer services	4,245	724	307	5,276	7.2
Equipment	1,956	161	148	2,265	3.1
Finance	9,059	113	235	9,407	12.8
Healthcare	3,033	1,405	252	4,690	6.4
Materials and extraction	2,381	210	144	2,735	3.7
Oil and gas	1,999	30	8	2,037	2.8
Public exposure	2,198	8	450	2,656	3.6
Technology, media, and telecom	590	10	65	665	.9
Transportation	931	113	313	1,357	1.8
Utilities	6,290	6	430	6,726	9.1
Other	675	84	108	867	1.2
Total	$53,129	$17,295	$3,101	$73,525	100.0%

December 31, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$925	$114	$74	$1,113	1.4%
Automotive	2,153	833	4	2,990	3.9
Business services	3,387	243	112	3,742	4.8
Commercial real estate	8,229	13,113	8	21,350	27.5
Construction materials and contractors	2,311	292	265	2,868	3.7
Consumer goods	3,851	622	268	4,741	6.1
Consumer services	4,568	774	327	5,669	7.3
Equipment	2,405	171	168	2,744	3.5
Finance	8,908	104	284	9,296	12.0
Healthcare	3,222	1,456	303	4,981	6.4
Materials and extraction	2,402	304	152	2,858	3.7
Oil and gas	2,212	37	12	2,261	2.9
Public exposure	2,241	8	513	2,762	3.6
Technology, media, and telecom	807	11	78	896	1.2
Transportation	988	97	466	1,551	2.0
Utilities	6,418	6	459	6,883	8.9
Other	788	68	30	886	1.1
Total	$55,815	$18,253	$3,523	$77,591	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at June 30, 2024, and 50% at December 31, 2023. This portfolio is approximately 88% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $53.1 billion at June 30, 2024, a decrease of $2.7 billion, or 4.8%, compared to December 31, 2023. The decrease was broad-based across most industry categories and reflects the competitive environment, low client demand, and the residual impact of our balance sheet optimization efforts during the second half of 2023.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 76% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also utilize our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At June 30, 2024, commercial real estate loans totaled $17.3 billion, which includes $14.2 billion of mortgage loans and $3.1 billion of construction loans. Compared to December 31, 2023, this portfolio decreased $958 million, or

5.2%, driven by decreases in nonowner-occupied. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at June 30, 2024.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 18% of commercial real estate loans as of June 30, 2024. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of June 30, 2024, 80% of our construction portfolio are multi-family project loans. Our office exposure only represents 5% of commercial real estate loans at period end.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2024
Nonowner-occupied:
Diversified	$1	$—	$—	$3	$—	$14	$125	$143.8%		$—	$143
Industrial	46	1	81	107	232	293	19	779	4.5	140	639
Land & Residential	9	2	3	5	—	19	—	38.2		15	23
Lodging	48	—	3	4	46	57	56	214	1.2	—	214
Medical Office	35	—	43	1	21	99	76	275	1.6	—	275
Multifamily	1,398	460	1,241	1,242	2,545	1,234	456	8,576	49.6	2,475	6,101
Office	112	1	139	75	111	243	92	773	4.5	—	773
Retail	164	6	80	163	52	248	189	902	5.2	46	856
Self Storage	54	—	45	15	68	19	181	382	2.2	11	371
Senior Housing	127	22	113	92	55	116	142	667	3.9	145	522
Skilled Nursing	—	—	—	—	76	173	234	483	2.8	—	483
Student Housing	—	—	—	27	158	—	—	185	1.1	50	135
Other	1	13	8	35	35	64	142	298	1.7	—	298
Total nonowner-occupied	1,995	505	1,756	1,769	3,399	2,579	1,712	13,715	79.3	2,882	10,833
Owner-occupied	1,085	1	332	673	153	1,137	199	3,580	20.7	195	3,385
Total	$3,080	$506	$2,088	$2,442	$3,552	$3,716	$1,911	$17,295	100.0%	$3,077	$14,218

Nonperforming loans	$3	$—	$64	$29	$43	$5	$29	$173	N/M	$—	$173
Accruing loans past due 90 days or more	6	—	—	1	2	11	—	20	N/M	2	18
Accruing loans past due 30 through 89 days	5	—	1	33	—	49	4	92	N/M	4	88

December 31, 2023
Nonowner-occupied:
Diversified	$3	$—	$—	$3	$—	$16	$164	$186	1.0%	$—	$186
Industrial	58	24	80	110	230	280	20	802	4.4	168	634
Land & Residential	5	3	3	5	3	21	—	40.2		18	22
Lodging	48	—	3	4	46	66	55	222	1.2	5	217
Medical Office	37	—	42	1	21	97	75	273	1.5	27	246
Multifamily	1,237	552	1,271	1,272	2,707	1,370	444	8,853	48.5	2,389	6,464
Office	142	—	153	76	118	285	50	824	4.5	—	824
Retail	213	6	84	183	102	297	213	1,098	6.0	75	1,023
Self Storage	62	—	45	15	72	32	171	397	2.2	4	393
Senior Housing	124	22	143	88	65	120	213	775	4.2	126	649
Skilled Nursing	—	—	—	66	—	202	215	483	2.6	—	483
Student Housing	—	—	—	27	158	—	—	185	1.0	59	126
Other	1	12	8	35	37	67	160	320	1.8	—	320
Total nonowner-occupied	1,930	619	1,832	1,885	3,559	2,853	1,780	14,458	79.2	2,871	11,587
Owner-occupied	1,141	1	414	720	167	1,352	—	3,795	20.8	195	3,600
Total	$3,071	$620	$2,246	$2,605	$3,726	$4,205	$1,780	$18,253	100.0%	$3,066	$15,187

Nonperforming loans	$1	$—	$46	$1	$9	$5	$38	$100	N/M	$—	$100
Accruing loans past due 90 days or more	1	—	—	6	—	3	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	3	—	12	—	7	7	—	29	N/M	—	29

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of June 30, 2024, totaled $33.6 billion, a decrease of $1.5 billion, or 4.2%, from December 31, 2023. The decrease was driven by declines across all consumer loan categories and reflect the higher interest rate environment and our focus on originating salable loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of June 30, 2024, representing 61% of consumer loans outstanding. This is followed by our home equity portfolio representing 20% of consumer loans outstanding at June 30, 2024.

We held the first lien position for approximately 66% of the home equity portfolio at June 30, 2024, and 64% at December 31, 2023. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2023 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
June 30, 2024
Washington	$4,358	$977	$214	$84	$5,633
Ohio	2,689	957	183	187	4,016
New York	774	1,870	755	322	3,721
Colorado	2,941	263	141	29	3,374
California	2,241	15	470	3	2,729
Oregon	1,231	558	97	40	1,926
Pennsylvania	423	481	351	59	1,314
Florida	760	41	395	12	1,208
Utah	833	240	61	17	1,151
Connecticut	726	239	115	27	1,107
Other	3,404	1,088	2,732	150	7,374
Total	$20,380	$6,729	$5,514	$930	$33,553

December 31, 2023
Washington	$4,520	$1,020	$227	$88	$5,855
Ohio	2,704	1,029	251	203	4,187
New York	805	1,993	775	347	3,920
Colorado	3,001	277	149	32	3,459
California	2,294	14	500	3	2,811
Oregon	1,269	585	108	43	2,005
Pennsylvania	445	517	379	63	1,404
Florida	782	42	416	14	1,254
Utah	851	252	64	18	1,185
Connecticut	765	255	113	29	1,162
Other	3,522	1,155	2,934	162	7,773
Total	$20,958	$7,139	$5,916	$1,002	$35,015

Figure 11 summarizes our loan sales for the six months ended June 30, 2024, and all of 2023.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2024
Second quarter	$56	$860	$61	$312	$1,289
First quarter	86	1,554	85	209	1,934
Total	$142	$2,414	$146	$521	$3,223
2023
Fourth quarter	$34	$1,735	$21	$340	$2,130
Third quarter	85	2,861	49	345	3,340
Second quarter	118	1,431	28	283	1,860
First quarter	125	1,121	164	135	1,545
Total	$362	$7,148	$262	$1,103	$8,875

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Commercial real estate loans	$535,826	$505,152	$499,449	$500,373	$493,396
Residential mortgage	11,217	11,166	11,193	11,094	11,003
Education loans	212	230	248	263	278
Commercial lease financing	1,849	1,888	1,946	2,005	1,732
Commercial loans	656	660	667	685	708
Consumer direct	367	386	408	431	455
Consumer indirect	524	649	792	947	1,120
Total	$550,651	$520,131	$514,703	$515,798	$508,692

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.6 billion of the $550.7 billion of loans administered or serviced at June 30, 2024. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $45.4 billion at June 30, 2024, compared to $45.8 billion at December 31, 2023. Available-for-sale securities were $37.5 billion at June 30, 2024, compared to $37.2 billion at December 31, 2023. Held-to-maturity securities were $8.0 billion at June 30, 2024, and $8.6 billion at December 31, 2023.

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

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	June 30, 2024	December 31, 2023
FHLMC & FNMA	$23,283	$24,302
GNMA	12,631	11,665
Total (a)	$35,914	$35,967

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Total	Weighted-Average Yield (b)
June 30, 2024
Remaining maturity:
One year or less	$6,003	$23	$2	$219	$6,247.59%
After one through five years	2,886	2,012	2,384	2,770	10,052	3.12
After five through ten years	39	9,081	913	5,267	15,300	2.17
After ten years	67	4,160	944	690	5,861	1.88
Fair value	$8,995	$15,276	$4,243	$8,946	$37,460
Amortized cost	$9,128	$18,826	$4,878	$10,257	$43,089	2.13%
Weighted-average yield (b)	1.74%	1.94%	2.36%	2.71%	2.13%
Weighted-average maturity	1.2 years	8.5 years	7.1 years	6.4 years	6.3 years
December 31, 2023
Fair value	$9,026	$15,478	$3,589	$9,092	$37,185
Amortized cost	9,300	18,911	4,189	10,295	42,695	1.79%
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2024
Remaining maturity:
One year or less	$18	$—	$3	$489	$2	$512	2.09%
After one through five years	1,203	106	2,093	1	24	3,427	3.27
After five through ten years	2,516	7	280	3	—	2,806	3.81
After ten years	1,142	44	37	—	—	1,223	4.26
Amortized cost	$4,879	$157	$2,413	$493	$26	$7,968	3.54%
Fair value	$4,524	$140	$2,188	$481	$25	$7,358
Weighted-average yield (b)	3.85%	2.81%	3.24%	2.09%	4.17%	3.54%
Weighted-average maturity	7.5 years	7.2 years	3.7 years	0.1 years	2.4 years	5.9 years
December 31, 2023
Amortized cost	$5,170	$165	$2,473	$738	$29	$8,575	3.49%
Fair value	4,896	152	2,270	709	29	8,056
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at June 30, 2024
The following presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	June 30, 2024	December 31, 2023
Money market deposits	$40.1	$37.0
Demand deposits	54.8	57.7
Savings deposits	5.0	5.4
Time deposits	17.7	14.8
Noninterest bearing deposits	28.2	30.7
Total	$145.7	$145.6

Our highly diversified deposit base is our primary source of funding. At June 30, 2024, our deposits totaled $145.7 billion, an increase of $133 million, compared to December 31, 2023.

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

Figure 17. Estimated Uninsured Deposits

Dollars in billions	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Uninsured deposits(a)	$62.3	$62.1	$61.5	$61.5	$61.6
Total deposits	145.7	144.2	145.6	144.3	145.1
Uninsured % of Deposits	43%	43%	42%	43%	42%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$10.5	$10.0	$9.5	$8.7	$8.6

As of June 30, 2024, approximately $14.2 billion of uninsured deposits were collateralized by government-backed securities compared to $13.1 billion as of December 31, 2023.

Wholesale funds, consisting of short-term borrowings and long-term debt, are modestly lower year to date and totaled $22.2 billion at June 30, 2024, compared to $22.6 billion at December 31, 2023. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part II, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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
$191
$193
$193
$194
$—
$—
$—
$—
$—
2Q23
3Q23
4Q23
1Q24
2Q24
OPEN MARKET COMMON SHARE REPURCHASES
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the second quarter of 2024. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 16 in the “Supervision and Regulation” section of our 2023 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 27,889 holders of record at June 30, 2024. Our book value per Common Share was $13.09 based on 943.2 million shares outstanding at June 30, 2024, compared to $13.02 per Common Share based on 936.6 million shares outstanding at December 31, 2023. At June 30, 2024, our tangible book value per Common Share was $10.13, compared to $10.02 per Common Share at December 31, 2023.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2024		2023
In thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	942,776	936,564	936,161	935,733	935,229
Shares issued under employee compensation plans (net of cancellations and returns)	424	6,212	403	428	504
Shares outstanding at end of period	943,200	942,776	936,564	936,161	935,733

As shown above, Common Shares outstanding increased by 424 thousand shares during the second quarter of 2024. We did not complete any open market share repurchases in the second quarter of 2024.

At June 30, 2024, we had 313.5 million treasury shares, compared to 320.1 million treasury shares at December 31, 2023. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2024. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 7.9% and 7.8% at June 30, 2024, and December 31, 2023, respectively. Our tangible common equity to tangible assets ratio was 5.2% and 5.1% at June 30, 2024, and December 31, 2023, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at June 30, 2024, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at June 30, 2024, and December 31, 2023, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2023 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	June 30, 2024	December 31, 2023
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,789	$14,637
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	59	118
	Common Equity Tier 1 capital before adjustments and deductions	12,402	12,309
Less:	Goodwill, net of deferred taxes	2,590	2,594
	Intangible assets, net of deferred taxes	35	49
	Deferred tax assets	20	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(4,256)	(4,296)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(613)	(656)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(274)	(277)
	Total Common Equity Tier 1 capital	$14,900	$14,894
TIER 1 CAPITAL
Common Equity Tier 1		$14,900	$14,894
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$17,346	$17,340
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,766	$2,020
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,757	1,668
Less:	Deductions	—	—
	Total Tier 2 capital	3,523	3,688
	Total risk-based capital	$20,869	$21,028
RISK-WEIGHTED ASSETS(e)
Risk-weighted assets on balance sheet		$109,745	$115,861
Risk-weighted off-balance sheet exposure		30,791	31,555
Market risk-equivalent assets		1,436	1,159
Gross risk-weighted assets		141,972	148,575
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$141,972	$148,575
AVERAGE QUARTERLY TOTAL ASSETS		$190,549	$191,948
CAPITAL RATIOS(e)
Tier 1 risk-based capital		12.22%	11.67%
Total risk-based capital		14.70%	14.15%
Leverage (d)		9.10%	9.03%
Common Equity Tier 1		10.50%	10.02%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $14 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2024, and December 31, 2023, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)June 30, 2024 capital ratios and risk weighted assets are estimates.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At June 30, 2024, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed aggregate daily VaR for any day during the quarter ended June 30, 2024, and did not exceed aggregate daily VaR for any day during the quarter ended June 30, 2023. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $2.6 million at June 30, 2024, and $1.6 million at June 30, 2023. The increase was primarily due to an equity position held by our broker-dealer as of June 30, 2024. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2024, and June 30, 2023.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$1.3	$.7	$.9	$.9	$2.0	$1.0	$1.5	$1.0
Derivatives:
Interest rate	$.3	$.1	$.2	$.2	$4.0	$.4	$1.2	$.6

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $10.8 million at June 30, 2024, and $3.2 million at June 30, 2023. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2024, and June 30, 2023. The increase in stressed VaR was primarily due to an equity position held by our broker-dealer as of June 30, 2024.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$4.6	$2.6	$3.3	$3.7	$3.5	$1.6	$2.4	$2.6
Derivatives:
Interest rate	$.4	$.2	$.2	$.2	$5.6	$.4	$1.4	$.5

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $13 million at June 30, 2024, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Figure 22 presents the results of the simulation analysis at June 30, 2024, and June 30, 2023. At June 30, 2024, our simulated impact to changes in interest rates was relatively low. The exposure to declining rates has changed from 3.65% as of June 30, 2023 to (1.79)% as of June 30, 2024, as a result of the change in balance sheet mix and positioning. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	June 30, 2024		June 30, 2023
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Rising rate beta	N/A	High 50s	N/A	Mid 40s
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(1.79)%	(0.15)%	3.65%	(5.38)%

+200 NII at risk beta sensitivity	June 30, 2024
Beta assumption	High 60s	Mid 60s	Mid 50s	High 40s
Interest rate risk assessment	(2.84)%	(1.50)%	1.17%	2.44%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 26 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 115 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +200 basis point/policy decline scenario. The resulting rate in the policy decline scenario is equal to the greater of the current fed funds target and zero. As of June 30, 2024, the policy decline scenario is minus 200 basis points. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of June 30, 2024.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2024
				Weighted-Average			December 31, 2023
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$18,500	$(752)		1.9	2.3%	5.4%	$15,000	$(641)
Receive fixed/pay variable — conventional debt	9,818	(570)		4.0	2.6	5.4	8,976	(395)
Receive fixed/pay variable — forward loans	6,500	12		3.3	4.0	4.4	4,000	(27)
Receive fixed/pay variable — forward debt	950	(5)		9.7	3.8	4.7	1,411	(40)
Pay fixed/receive variable — conventional debt	50	2		4.0	5.6	3.6	50	1
Pay fixed/receive variable — securities	10,755	26		3.4	5.3	4.1	8,655	(152)
Total portfolio swaps	$46,573	$(1,287)	(a)	3.1	3.3%	4.9%	$38,092	$(1,254)	(a)

Floors — forward purchased	$3,250	$5		1.6	—%	—%	$3,250	$26
Floors — forward sold	3,250	(2)		1.6	—	—	3,250	(11)
Total floors	$6,500	$3		—	—%	—%	$6,500	$15

(a)Excludes accrued interest of $69 million at June 30, 2024, and accrued interest of $58 million at December 31, 2023.

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

Our credit ratings at June 30, 2024, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

June 30, 2024	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	F2	N/A	BBB+	N/A	BB	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	F2	F2/A-	BBB+	BBB	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A
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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 74% as of June 30, 2024. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at June 30, 2024, and December 31, 2023. During the second quarter of 2024, our secured term borrowings were $9.3 billion, a decrease of $500 million from the prior quarter.

Figure 25. Available Contingent Liquidity

Dollars in billions	June 30, 2024	December 31, 2023
Available contingent liquidity:
Unpledged securities	$22.4	$7.5
Net balances of federal funds sold and balances in our Federal Reserve account	15.5	10.7
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	37.2	54.7
Unused secured borrowing capacity at the FHLB	12.9	13.6
Total	$88.0	$86.5

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. KeyCorp, the parent company, generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At June 30, 2024, KeyCorp held $3.5 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. KeyCorp did not issue any debt during the second quarter of 2024. During the second quarter of 2024, KeyBank paid $230 million cash dividends to KeyCorp. As of June 30, 2024, KeyBank had regulatory capacity to pay $2.4 billion in dividends to KeyCorp without prior regulatory approval.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2024, and June 30, 2023.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2023 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at June 30, 2024, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $39 million, or 2.6%, from December 31, 2023. The commercial ALLL increased by $100 million, or 9.4%, from December 31, 2023, through June 30, 2024. Our consumer ALLL decreased by $61 million, or 13.6%, from December 31, 2023, through June 30, 2024. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2024			December 31, 2023
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$682	44.1%	49.6%	$556	36.9%	49.6%
Commercial real estate:
Commercial mortgage	383	24.7	13.3	419	27.8	13.5
Construction	66	4.3	2.8	52	3.4	2.7
Total commercial real estate loans	449	29.0	16.1	471	31.2	16.2
Commercial lease financing	29	1.9	2.9	33	2.2	3.1
Total commercial loans	1,160	75.0	68.6	1,060	70.3	68.9
Real estate — residential mortgage	115	7.4	19.0	162	10.7	18.6
Home equity loans	71	4.6	6.3	86	5.7	6.4
Other consumer loans	128	8.3	5.2	122	8.1	5.2
Credit cards	73	4.7	0.9	78	5.2	0.9
Total consumer loans	387	25.0	31.4	448	29.7	31.1
Total ALLL — continuing operations (a)	$1,547	100.0%	100.0%	$1,508	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $14 million at June 30, 2024, and $16 million at December 31, 2023.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended June 30, 2024, increased $39 million compared to the year-ago quarter.

Figure 27. Net Loan Charge-offs from Continuing Operations (a)

	2024		2023
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$55	$54	$38	$52	$27
Real estate — Commercial mortgage	9	5	23	1	8
Real estate — Construction	—	—	(1)	—	—
Commercial lease financing	3	(2)	(1)	(1)	(1)
Total commercial loans	67	57	59	52	34
Real estate — Residential mortgage	—	(1)	(1)	(1)	—
Home equity loans	—	—	(2)	—	1
Other consumer loans	14	14	13	12	10
Credit cards	10	11	7	8	7
Total consumer loans	24	24	17	19	18
Total net loan charge-offs	$91	$81	$76	$71	$52
Net loan charge-offs to average loans	.34%	.29%	.26%	.24%	.17%
Net loan charge-offs from discontinued operations — education lending business	$—	$1	$1	$—	$1
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2024		2023
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	0.41%	0.39%	0.27%	0.35%	0.18%
Real estate — commercial mortgage	0.25	0.14	0.59	0.03	0.20
Real estate — construction	—	—	(0.13)	—	—
Commercial lease financing	0.38	(0.24)	(0.11)	(0.11)	(0.11)
Total commercial loans	0.36	0.30	0.30	0.25	0.16
Real estate — residential mortgage	—	(0.02)	(0.02)	(0.02)	—
Home equity loans	—	—	(0.11)	—	0.05
Other consumer loans	1.01	0.97	0.86	0.77	0.57
Credit cards	4.31	4.64	2.81	3.20	2.85
Total consumer loans	0.29	0.28	0.19	0.21	0.20
Total net loan charge-offs	0.34%	0.29%	0.26%	0.24%	0.17%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2024	2023	2024	2023
Average loans outstanding	$108,961	$120,672	$109,997	$120,257
Allowance for loan and lease losses at beginning of period	1,542	1,380	1,508	1,337
Loans charged off:
Commercial and industrial	86	42	148	77
Real estate — commercial mortgage	10	9	15	14
Real estate — construction	—	—	—	—
Commercial lease financing	6	1	6	—
Total commercial loans	102	52	169	91
Real estate — residential mortgage	1	1	2	1
Home equity loans	—	2	1	3
Other consumer loans	16	12	32	23
Credit cards	12	9	24	18
Total consumer loans	29	24	59	45
Total loans charged off	131	76	228	136
Recoveries:
Commercial and industrial	31	15	39	23
Real estate — commercial mortgage	1	1	1	1
Real estate — construction	—	—	—	—
Commercial lease financing	3	2	5	3
Total commercial loans	35	18	45	27
Real estate — residential mortgage	1	1	3	2
Home equity loans	—	1	1	2
Other consumer loans	2	2	4	5
Credit cards	2	2	3	3
Total consumer loans	5	6	11	12
Total recoveries	40	24	56	39
Net loan charge-offs	(91)	(52)	(172)	(97)
Provision (credit) for loan and lease losses	96	152	211	240
Allowance for loan and lease losses at end of period	$1,547	$1,480	$1,547	$1,480
Liability for credit losses on off-balance sheet exposures at beginning of period	281	276	296	225
Provision (credit) for losses on off-balance sheet exposures	4	15	(10)	66
Other	1	—	—	—
Liability for credit losses on off-balance sheet exposures at end of period(a)	$286	$291	$286	$291
Total allowance for credit losses at end of period	$1,833	$1,771	$1,833	$1,771
Net loan charge-offs to average total loans	.34%	.17%	.31%	.16%
Allowance for loan and lease losses to period-end loans	1.44	1.24	1.44	1.24
Allowance for credit losses to period-end loans	1.71	1.49	1.71	1.49
Allowance for loan and lease losses to nonperforming loans	217.9	343.4	217.9	343.4
Allowance for credit losses to nonperforming loans	258.2	410.9	258.2	410.9

Discontinued operations — education lending business:
Loans charged off	$1	$2	$2	$3
Recoveries	1	1	1	1
Net loan charge-offs	$—	$(1)	$(1)	$(2)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at June 30, 2024, increased $136 million from December 31, 2023.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2023 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Commercial and industrial	$358	$360	$297	$214	$188
Real estate — commercial mortgage	173	113	100	63	65
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	173	113	100	63	65
Commercial lease financing	1	1	—	1	1
Total commercial loans (b)	532	474	397	278	254
Real estate — residential mortgage	77	79	71	72	73
Home equity loans	91	95	97	97	97
Other consumer loans	4	4	4	4	4
Credit cards	6	6	5	4	3
Total consumer loans	178	184	177	177	177
Total nonperforming loans	710	658	574	455	431
OREO	17	16	17	16	15
Nonperforming loans held for sale	—	—	—	—	16
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$727	$674	$591	$471	$462
Accruing loans past due 90 days or more	$137	$119	$107	$52	$73
Accruing loans past due 30 through 89 days	282	242	222	178	139
Nonperforming assets from discontinued operations — education lending business	3	2	3	2	2
Nonperforming loans to period-end portfolio loans	.66%	.60%	.51%	.39%	.36%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.68	.61	.52	.41	.39
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2024		2023
Dollars in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$658	$574	$455	$431	$416
Loans placed on nonaccrual status	317	243	297	159	169
Charge-offs	(131)	(97)	(95)	(87)	(76)
Loans sold	(22)	(5)	(9)	(4)	(23)
Payments	(76)	(35)	(56)	(25)	(20)
Transfers to OREO	(1)	(2)	(2)	(3)	(2)
Loans returned to accrual status	(35)	(20)	(16)	(16)	(33)
Balance at end of period	$710	$658	$574	$455	$431

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

		Three months ended					Six months ended
Dollars in millions		6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$14,789	$14,547	$14,637	$13,356	$13,844
Less:	Intangible assets (a)	2,793	2,799	2,806	2,816	2,826
	Preferred Stock (b)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$9,550	$9,302	$9,385	$8,094	$8,572
Total assets (GAAP)		$187,450	$187,485	$188,281	$187,851	$195,037
Less:	Intangible assets (a)	2,793	2,799	2,806	2,816	2,826
	Tangible assets (non-GAAP)	$184,657	$184,686	$185,475	$185,035	$192,211
	Tangible common equity to tangible assets ratio (non-GAAP)	5.2%	5.0%	5.1%	4.4%	4.5%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,474	$14,649	$13,471	$13,831	$14,412	$14,561	$14,116
Less:	Intangible assets (average) (c)	2,796	2,802	2,811	2,821	2,831	2,798	2,836
	Preferred Stock (average)	2,500	2,500	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP)	$9,178	$9,347	$8,160	$8,510	$9,081	$9,263	$8,780
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$237	$183	$30	$266	$250	$420	$525
Average tangible common equity (non-GAAP)		9,178	9,347	8,160	8,510	9,081	9,263	8,780
Return on average tangible common equity from continuing operations (non-GAAP)		10.4%	7.9%	1.5%	12.4%	11.0%	9.12%	12.06%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$238	$183	$30	$267	$251	$421	$527
Average tangible common equity (non-GAAP)		9,178	9,347	8,160	8,510	9,081	9,263	8,780
Return on average tangible common equity consolidated (non-GAAP)		10.4%	7.9%	1.5%	12.4%	11.1%	9.14%	12.10%
(a)For the three months ended June 30, 2024, intangible assets exclude less than $1 million of period-end purchased credit card receivables. Intangible assets exclude $1 million of period-end purchased credit card receivables for the three months ended March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023.
(b)Net of capital surplus.
(c)For the three months ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023, average intangible assets exclude less than $1 million, $1 million, $1 million, $1 million, and $1 million, respectively, of average purchased credit card receivables. For the both the six months ended June 30, 2024, and June 30, 2023, average intangible assets exclude $1 million, and $1 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Six months ended
Dollars in millions		6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023
Cash efficiency ratio
Noninterest expense (GAAP)		$1,079	$1,143	$1,372	$1,110	$1,076	$2,222	$2,252
Less:	Intangible asset amortization	7	8	10	9	10	15	20
Adjusted noninterest expense (non-GAAP)		$1,072	$1,135	$1,362	$1,101	$1,066	$2,207	$2,232
Net interest income (GAAP)		$887	$875	$921	$915	$978	$1,762	$2,077
Plus:	Taxable-equivalent adjustment	12	11	7	8	8	23	15
	Net interest income TE (non-GAAP)	899	886	928	923	986	1,785	2,092
	Noninterest income (GAAP)	627	647	610	643	609	1,274	1,217
Total taxable-equivalent revenue (non-GAAP)		$1,526	$1,533	$1,538	$1,566	$1,595	$3,059	$3,309
Cash efficiency ratio (non-GAAP)		70.2%	74.0%	88.6%	70.3%	66.8%	72.1%	67.5%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 90 through 95 of our 2023 Form 10-K. During the three months ended June 30, 2024, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Goodwill

Effective in the first quarter of 2024, we realigned our real estate capital business from our Commercial Bank reporting unit to our Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This realignment was identified as a triggering event for purposes of goodwill impairment testing. As a result, interim goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. Additionally, goodwill was reallocated from our Commercial Bank reporting unit to our Institutional Bank reporting unit related to the realignment based on the relative fair value of the transferred business. The results of the impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer, Commercial, and Institutional, exceeded their respective carrying values by more than 10%. Additionally, we monitored events and circumstances through June 30, 2024, including macroeconomic factors, industry and banking sector events, Key specific performance indicators, and the sensitivity of the interim quantitative test results to changes in assumptions through June 30, 2024. At the conclusion of this assessment of all reporting units, we determined that as of June 30, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting units.

Refer to Key’s 2023 Form 10-K for more information on valuation methodologies utilized for goodwill impairment testing. Refer to Note 10 (“Goodwill”) of this report for additional information on the realignment and reallocated goodwill amounts.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2024

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-05 Business Combinations— Joint Venture Formations (Subtopic 805-60)	January 1, 2025 Early adoption is permitted.	This guidance requires that a joint venture apply a new basis of accounting upon its initial formation. By doing this, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value, with certain exceptions. Existing joint ventures have the option to apply this new guidance retrospectively as long as they have sufficient information to do so.
The guidance is not expected to have any impact on Key’s financial condition or results of operations.
ASU 2023-06 Disclosure Improvements	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.	This guidance clarifies and improves disclosure requirements for a variety of topics. The amendments should be applied prospectively.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2023-07 Segment Reporting (Topic 280)	Annual periods beginning January 1, 2024 Interim periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain segment disclosures in annual and interim periods. It also clarifies that companies may report on additional measures if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.

The guidance should be applied on a retrospective basis.
The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2023-09 Income Taxes (Topic 740)	January 1, 2025 Early adoption is permitted.	This guidance requires certain tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2024-01 Compensation—Stock Compensation (Topic 718)	January 1, 2025 Early adoption is permitted.	This guidance adds illustrative examples clarifying how to account for profits interest awards. The guidance should be applied on a prospective or retrospective basis.	This guidance is not expected to have a material impact on Key’s financial condition or results of operations.
ASU 2024-02 Codification Improvements—Amendments to Remove References to the Concepts Statements	January 1, 2025 Early adoption is permitted.	This guidance simplifies the Codification by removing references to Concepts Statements. The guidance should be applied on a prospective or retrospective basis.	This guidance is not expected to have a material impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$1,326	$941
Short-term investments	15,536	10,817
Trading account assets	1,219	1,142
Securities available for sale	37,460	37,185
Held-to-maturity securities (fair value: $7,358 and $8,056)	7,968	8,575
Other investments	1,259	1,244
Loans, net of unearned income of $331 and $356	107,078	112,606
Less: Allowance for loan and lease losses	(1,547)	(1,508)
Net loans	105,531	111,098
Loans held for sale (a)	517	483
Premises and equipment	631	661
Goodwill	2,752	2,752
Other intangible assets	41	55
Corporate-owned life insurance	4,382	4,383
Accrued income and other assets	8,532	8,601
Discontinued assets	296	344
Total assets	$187,450	$188,281
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$117,570	$114,859
Noninterest-bearing deposits	28,150	30,728
Total deposits	145,720	145,587
Federal funds purchased and securities sold under repurchase agreements	25	38
Bank notes and other short-term borrowings	5,292	3,053
Accrued expense and other liabilities	4,755	5,412
Long-term debt	16,869	19,554
Total liabilities	172,661	173,644
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,185	6,281
Retained earnings	15,706	15,672
Treasury stock, at cost (313,502,551 and 320,138,094 shares)	(5,715)	(5,844)
Accumulated other comprehensive income (loss)	(5,144)	(5,229)
Total equity	14,789	14,637
Total liabilities and equity	$187,450	$188,281

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $91 million at June 30, 2024, and $51 million at December 31, 2023.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2024	2023	2024	2023
INTEREST INCOME
Loans	$1,524	$1,576	$3,062	$3,052
Loans held for sale	8	17	22	30
Securities available for sale	259	194	491	388
Held-to-maturity securities	73	81	148	155
Trading account assets	16	15	30	27
Short-term investments	192	111	334	153
Other investments	16	16	33	29
Total interest income	2,088	2,010	4,120	3,834
INTEREST EXPENSE
Deposits	817	531	1,599	881
Federal funds purchased and securities sold under repurchase agreements	1	48	2	70
Bank notes and other short-term borrowings	51	104	97	182
Long-term debt	332	349	660	624
Total interest expense	1,201	1,032	2,358	1,757
NET INTEREST INCOME	887	978	1,762	2,077
Provision for credit losses	100	167	201	306
Net interest income after provision for credit losses	787	811	1,561	1,771
NONINTEREST INCOME
Trust and investment services income	139	126	275	254
Investment banking and debt placement fees	126	120	296	265
Cards and payments income	85	85	162	166
Service charges on deposit accounts	66	69	129	136
Corporate services income	68	86	137	162
Commercial mortgage servicing fees	61	50	117	96
Corporate-owned life insurance income	34	32	66	61
Consumer mortgage income	16	14	30	25
Operating lease income and other leasing gains	21	23	45	48
Other income	11	4	17	4
Total noninterest income	627	609	1,274	1,217
NONINTEREST EXPENSE
Personnel	636	622	1,310	1,323
Net occupancy	66	65	133	135
Computer processing	101	95	203	187
Business services and professional fees	37	41	78	86
Equipment	20	22	40	44
Operating lease expense	17	21	34	41
Marketing	21	29	40	50
Other expense	181	181	384	386
Total noninterest expense	1,079	1,076	2,222	2,252
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	335	344	613	736
Income taxes	62	58	121	139
INCOME (LOSS) FROM CONTINUING OPERATIONS	273	286	492	597
Income (loss) from discontinued operations	1	1	1	2
NET INCOME (LOSS)	274	287	493	599
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$274	$287	$493	$599
Income (loss) from continuing operations attributable to Key common shareholders	$237	$250	$420	$525
Net income (loss) attributable to Key common shareholders	238	251	421	527
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.27	$.45	$.57
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.25	.27	.45	.57
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.27	$.45	$.56
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.25	.27	.45	.57
Weighted-average Common Shares outstanding (000)	931,726	926,741	930,776	926,807
Effect of Common Share options and other stock awards	6,761	3,713	7,040	5,513
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	938,487	930,454	937,816	932,320

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2024	2023	2024	2023
Net income (loss)	$274	$287	$493	$599
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(18), $131, $29, and $(50)	59	(416)	(92)	159
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(35), $49, $(55), and $(28)	109	(156)	174	89
Net pension and postretirement benefit costs, net of income taxes of $(1), $(1), $(1), and $(1)	2	2	3	3
Total other comprehensive income (loss), net of tax	170	(570)	85	251
Comprehensive income (loss) attributable to Key	$444	$(283)	$578	$850

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						493			493
Other comprehensive income (loss)								85	85
Deferred compensation					(4)				(4)
Cash dividends declared
Common Shares ($.410 per share)						(387)			(387)
Series D Preferred Stock ($25.00 per depositary share)						(13)			(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)			(15)
Series F Preferred Stock ($.706250 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)			(13)
Series H Preferred Stock ($.775000 per depositary share)						(19)			(19)
Employee equity compensation program Common Share repurchases		(1,879)			—		(26)		(26)
Common shares reissued (returned) for stock options and other employee benefit plans		8,515			(92)		155		63
BALANCE AT JUNE 30, 2024	1,996	943,200	$2,500	$1,257	$6,185	$15,706	$(5,715)	$(5,144)	$14,789

BALANCE AT MARCH 31, 2024	1,996	942,776	$2,500	$1,257	$6,164	$15,662	$(5,722)	$(5,314)	$14,547
Net income (loss)						274			274
Other comprehensive income (loss)								170	170
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.205 per share)						(194)			(194)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)			(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Series H Preferred Stock ($.387500 per depositary share)						(10)			(10)
Employee equity compensation program Common Share repurchases		(20)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		444			21		7		28
BALANCE AT JUNE 30, 2024	1,996	943,200	$2,500	$1,257	$6,185	$15,706	$(5,715)	$(5,144)	$14,789

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						599			599
Other comprehensive income (loss)								251	251
Deferred compensation					(5)				(5)
Cash dividends declared
Common Shares ($.410 per share)						(384)			(384)
Series D Preferred Stock ($25.00 per depositary share)						(13)			(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)			(15)
Series F Preferred Stock ($.706250 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)			(13)
Series H Preferred Stock ($.775000 per depositary share)						(19)			(19)
Open market Common Share repurchases		(2,550)			—		(38)		(38)
Employee equity compensation program Common Share repurchases		(1,821)			—		(34)		(34)
Common shares reissued (returned) for stock options and other employee benefit plans		6,779			(50)		123		73
BALANCE AT JUNE 30, 2023	1,996	935,733	$2,500	$1,257	$6,231	$15,759	$(5,859)	$(6,044)	$13,844

BALANCE AT MARCH 31, 2023	1,996	935,229	$2,500	$1,257	$6,207	$15,700	$(5,868)	$(5,474)	$14,322
Net income (loss)						287			287
Other comprehensive income (loss)								(570)	(570)
Deferred compensation					1				1
Cash dividends declared
Common Shares ($.205 per share)						(192)			(192)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)			(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Series H Preferred Stock ($.387500 per depositary share)						(10)			(10)
Employee equity compensation program Common Share repurchases		(38)			—		—		—
Common shares reissued (returned) for stock options and other employee benefit plans		542			23		9		32
BALANCE AT JUNE 30, 2023	1,996	935,733	$2,500	$1,257	$6,231	$15,759	$(5,859)	$(6,044)	$13,844

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Six months ended June 30,
(Unaudited)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$493	$599
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	201	306
Depreciation, amortization, and accretion, net	49	82
Increase in cash surrender value of corporate-owned life insurance	(57)	(52)
Stock-based compensation expense	53	63
Deferred income taxes (benefit)	(60)	29
Proceeds from sales of loans held for sale	3,175	3,353
Originations of loans held for sale, net of repayments	(3,267)	(3,549)
Net losses (gains) on sales of loans held for sale	(49)	(37)
Net losses (gains) on leased equipment	(8)	(3)
Net securities and other investments losses (gains)	13	7
Net losses (gains) on sales of fixed assets	(3)	13
Net change in:
Trading account assets	(77)	(348)
Accrued income and other assets	36	516
Accrued expense and other liabilities	(586)	250
Other operating activities, net	229	71
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	142	1,300
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(4,719)	(6,527)
Purchases of securities available for sale	(3,646)	(289)
Proceeds from sales of securities available for sale	2,138	511
Proceeds from prepayments and maturities of securities available for sale	1,114	1,172
Proceeds from prepayments and maturities of held-to-maturity securities	614	708
Purchases of held-to-maturity securities	—	(1,179)
Net decrease (increase) in other investments	(15)	(174)
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	5,407	303
Proceeds from sales of portfolio loans	96	89
Proceeds from corporate-owned life insurance	58	43
Purchases of premises, equipment, and software	(25)	(74)
Proceeds from sales of premises and equipment	10	2
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,032	(5,415)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	133	2,537
Net increase (decrease) in short-term borrowings	2,226	(812)
Net proceeds from issuance of long-term debt	1,350	5,240
Payments on long-term debt	(4,016)	(2,452)
Open market common share repurchases	—	(38)
Employee equity compensation program Common Share repurchases	(26)	(34)
Net proceeds from reissuance of Common Shares	3	1
Cash dividends paid	(459)	(456)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(789)	3,986
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	385	(129)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	941	887
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,326	$758
Additional disclosures relative to cash flows:
Interest paid	$2,009	$1,360
Income taxes paid (refunded)	58	140
Noncash items:
Reduction of secured borrowing and related collateral	$2	$3
Loans transferred to portfolio from held for sale	107	83
Loans transferred to held for sale from portfolio	—	19
Loans transferred to OREO	3	4
CMBS risk retentions	—	—
ABS risk retentions	6	7

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions, except per share amounts	2024	2023	2024	2023
EARNINGS
Income (loss) from continuing operations	$273	$286	$492	$597
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	273	286	492	597
Less: Dividends on Preferred Stock	36	36	72	72
Income (loss) from continuing operations attributable to Key common shareholders	237	250	420	525
Income (loss) from discontinued operations, net of taxes	1	1	1	2
Net income (loss) attributable to Key common shareholders	$238	$251	$421	$527
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	931,726	926,741	930,776	926,807
Effect of Common Share options and other stock awards	6,761	3,713	7,040	5,513
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	938,487	930,454	937,816	932,320
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.27	$.45	$.57
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.25	.27	.45	.57

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.25	$.27	$.45	$.56
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.25	.27	.45	.57
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	June 30, 2024	December 31, 2023
Commercial and industrial (b)	$53,129	$55,815
Commercial real estate:
Commercial mortgage	14,218	15,187
Construction	3,077	3,066
Total commercial real estate loans	17,295	18,253
Commercial lease financing (c)	3,101	3,523
Total commercial loans	73,525	77,591
Residential — prime loans:
Real estate — residential mortgage	20,380	20,958
Home equity loans	6,729	7,139
Total residential — prime loans	27,109	28,097
Other consumer loans	5,514	5,916
Credit cards	930	1,002
Total consumer loans	33,553	35,015
Total loans (d)	$107,078	$112,606

(a)Accrued interest of $502 million and $522 million at June 30, 2024, and December 31, 2023, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $217 million and $207 million of commercial credit card balances at June 30, 2024, and December 31, 2023, respectively.
(c)Commercial and industrial includes receivables held as collateral for a secured borrowing of $285 million at June 30, 2024, and no amounts held as collateral for a secured borrowing at December 31, 2023. Commercial lease financing includes receivables held as collateral for a secured borrowing of $5 million and $7 million at June 30, 2024, and December 31, 2023, respectively. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 169 of our 2023 Form 10-K.
(d)Total loans exclude loans of $291 million at June 30, 2024, and $339 million at December 31, 2023, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2023 Form 10-K.

The ALLL at June 30, 2024, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2024:

Dollars in millions	March 31, 2024	Provision		Charge-offs	Recoveries	June 30, 2024
Commercial and Industrial	$653	$84		$(86)	$31	$682
Commercial real estate:
Real estate — commercial mortgage	389	3		(10)	1	383
Real estate — construction	61	5		—	—	66
Total commercial real estate loans	450	8		(10)	1	449
Commercial lease financing	28	4		(6)	3	29
Total commercial loans	1,131	96		(102)	35	1,160
Real estate — residential mortgage	121	(6)		(1)	1	115
Home equity loans	79	(8)		—	—	71
Other consumer loans	133	9		(16)	2	128
Credit cards	78	5		(12)	2	73
Total consumer loans	411	—		(29)	5	387
Total ALLL — continuing operations	1,542	96	(a)	(131)	40	1,547
Discontinued operations	15	(1)		(1)	1	14
Total ALLL — including discontinued operations	$1,557	$95		$(132)	$41	$1,561

(a)Excludes a provision for losses on lending-related commitments of $4 million.

Three months ended June 30, 2023:

Dollars in millions	March 31, 2023	Provision		Charge-offs	Recoveries	June 30, 2023
Commercial and Industrial	$605	$21		$(42)	$15	$599
Commercial real estate:
Real estate — commercial mortgage	218	105		(9)	1	315
Real estate — construction	28	11		—	—	39
Total commercial real estate loans	246	116		(9)	1	354
Commercial lease financing	33	(1)		(1)	2	33
Total commercial loans	884	136		(52)	18	986
Real estate — residential mortgage	212	(12)		(1)	1	200
Home equity loans	96	1		(2)	1	96
Other consumer loans	117	19		(12)	2	126
Credit cards	71	8		(9)	2	72
Total consumer loans	496	16		(24)	6	494
Total ALLL — continuing operations	1,380	152	(a)	(76)	24	1,480
Discontinued operations	19	—		(2)	1	18
Total ALLL — including discontinued operations	$1,399	$152		$(78)	$25	$1,498

(a)Excludes a provision for losses on lending-related commitments of $15 million.

Six months ended June 30, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	June 30, 2024
Commercial and Industrial	$556	$235		$(148)	$39	$682
Commercial real estate:
Real estate — commercial mortgage	419	(22)		(15)	1	383
Real estate — construction	52	14		—	—	66
Total commercial real estate loans	471	(8)		(15)	1	449
Commercial lease financing	33	(3)		(6)	5	29
Total commercial loans	1,060	224		(169)	45	1,160
Real estate — residential mortgage	162	(48)		(2)	3	115
Home equity loans	86	(15)		(1)	1	71
Other consumer loans	122	34		(32)	4	128
Credit cards	78	16		(24)	3	73
Total consumer loans	448	(13)		(59)	11	387
Total ALLL — continuing operations	1,508	211	(a)	(228)	56	1,547
Discontinued operations	16	(1)		(2)	1	14
Total ALLL — including discontinued operations	$1,524	$210		$(230)	$57	$1,561

(a)Excludes a credit for losses on lending-related commitments of $10 million.

Six months ended June 30, 2023:

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	June 30, 2023
Commercial and Industrial	$601	$52		$(77)	$23	$599
Commercial real estate:
Real estate — commercial mortgage	203	125		(14)	1	315
Real estate — construction	28	11		—	—	39
Total commercial real estate loans	231	136		(14)	1	354
Commercial lease financing	32	(2)		—	3	33
Total commercial loans	864	186		(91)	27	986
Real estate — residential mortgage	196	3		(1)	2	200
Home equity loans	98	(1)		(3)	2	96
Other consumer loans	113	31		(23)	5	126
Credit cards	66	21		(18)	3	72
Total consumer loans	473	54		(45)	12	494
Total ALLL — continuing operations	1,337	240	(a)	(136)	39	1,480
Discontinued operations	21	(1)		(3)	1	18
Total ALLL — including discontinued operations	$1,358	$239		$(139)	$40	$1,498

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

Economic Outlook

As of June 30, 2024, unemployment rates remain at relatively low levels, but job growth is moderating. Inflation, in the United States, has eased as the restrictive monetary policy and a higher for longer interest rate environment has made an impact, but inflation remains above the Federal Reserve’s target. Commercial real estate values remain under pressure, with office being the most vulnerable asset class. Furthermore, economic uncertainty remains elevated as geopolitical tensions, the presidential election cycle and the timing of the Federal Reserve’s first rate cut are adding uncertainty into the forecast. We utilized the Moody’s May 2024 Consensus forecast as our baseline forecast to estimate our expected credit losses as of June 30, 2024. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects continued economic resiliency, but weaknesses remain and the economy is forecasted to slow down in the second half of 2024. U.S. GDP is expected to grow at an annual rate of approximately 2.4% and 1.7% for 2024 and 2025, respectively, down from 2.5% in 2023. The expected national unemployment rate is expected to peak at 4.1% in the fourth quarter of 2024 and remain at that level into mid-2025. The forecast assumes the Fed Funds rate starts to decline in late 2024, but specific timing remains uncertain. The U.S. Consumer Price Index annualized rate is forecasted at 3.0% for 2024. The outlook for the national home price index has improved to reflect a 3.1% growth through 2024, while the commercial real estate price index is forecasted to drop approximately 5% by the end of 2024.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL. As a result of the current economic uncertainty, our future loss estimates may vary considerably from our June 30, 2024 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $29 million, or 2.6%, from March 31, 2024. The overall increase in the commercial allowance was driven by fluctuations in portfolio activity, partly offset by economic changes and the impact of balance sheet optimization efforts.

The reserve levels continue to reflect portfolio migration, considering the extended period of higher interest rates and the current inflationary environment. The increase in reserves from the previous quarter is concentrated in the commercial and industrial portfolio, reflecting downgrades and higher criticized levels. The reserve increase was offset by continued economic resiliency.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $24 million, or 5.8%, from March 31, 2024. The overall decrease in the consumer allowance was driven by improvement in the economic forecast and the impact of balance sheet optimization efforts, partly offset by credit quality normalization post-pandemic.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of June 30, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$2,469	$3,479	$8,119	$4,902	$2,104	$4,912	$22,751	$119	$48,855
Criticized (Accruing)	64	218	782	498	248	450	1,609	47	3,916
Criticized (Nonaccruing)	18	18	69	71	3	57	122	—	358
Total commercial and industrial	2,551	3,715	8,970	5,471	2,355	5,419	24,482	166	53,129
Current period gross write-offs	(2)	4	29	46	3	17	51	—	148
Real estate — commercial mortgage
Risk Rating:
Pass	405	790	3,329	2,525	687	3,525	924	51	12,236
Criticized (Accruing)	3	68	754	437	63	460	20	4	1,809
Criticized (Nonaccruing)	—	—	23	70	3	47	30	—	173
Total real estate — commercial mortgage	408	858	4,106	3,032	753	4,032	974	55	14,218
Current period gross write-offs	—	—	—	—	—	14	1	—	15
Real estate — construction
Risk Rating:
Pass	21	659	1,157	624	69	108	28	2	2,668
Criticized (Accruing)	—	15	92	161	73	68	—	—	409
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	21	674	1,249	785	142	176	28	2	3,077
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	139	517	712	455	290	890	—	—	3,003
Criticized (Accruing)	—	30	37	5	9	16	—	—	97
Criticized (Nonaccruing)	—	—	—	—	—	1	—	—	1
Total commercial lease financing	139	547	749	460	299	907		—	3,101
Current period gross write-offs	—	—	—	—	—	6	—	—	6
Total commercial loans	$3,119	$5,794	$15,074	$9,748	$3,549	$10,534	$25,484	$223	$73,525
Total commercial loan current period gross write-offs	$(2)	$4	$29	$46	$3	$37	$52	$—	$169

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$4,020	$10,145	$6,141	$2,539	$2,064	$3,534	$24,395	$123	$52,961
Criticized (Accruing)	84	361	427	233	127	170	1,140	15	2,557
Criticized (Nonaccruing)	14	49	50	2	28	70	84	—	297
Total commercial and industrial	4,118	10,555	6,618	2,774	2,219	3,774	25,619	138	55,815
Current period gross write-offs	1	7	35	8	11	21	105	—	188
Real estate — commercial mortgage
Risk Rating:
Pass	1,084	3,664	2,922	804	1,545	2,507	1,017	66	13,609
Criticized (Accruing)	6	646	411	15	186	193	20	1	1,478
Criticized (Nonaccruing)	—	—	1	3	7	55	34	—	100
Total real estate — commercial mortgage	1,090	4,310	3,334	822	1,738	2,755	1,071	67	15,187
Current period gross write-offs	—	1	1	11	2	21	3	—	39
Real estate — construction
Risk Rating:
Pass	401	1,185	912	157	62	48	31	8	2,804
Criticized (Accruing)	10	40	60	64	41	47	—	—	262
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	411	1,225	972	221	103	95	31	8	3,066
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	520	878	575	352	307	808	—	—	3,440
Criticized (Accruing)	11	30	9	9	8	16	—	—	83
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	531	908	584	361	315	824	—	—	3,523
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total commercial loans	$6,150	$16,998	$11,508	$4,178	$4,375	$7,448	$26,721	$213	$77,591
Total commercial loan current period gross write-offs	$1	$8	$36	$19	$13	$42	$108	$—	$227

(a)Accrued interest of $365 million and $383 million as of June 30, 2024, and December 31, 2023, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the six months ended June 30, 2024 and the twelve months ended December 31, 2023.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of June 30, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$64	$707	$5,889	$7,411	$2,331	$1,613	$—	$—	$18,015
660 to 749	23	123	647	727	214	299	—	—	2,033
Less than 660	1	18	71	56	21	143	—	—	310
No Score	—	2	1	1	1	16	1	—	22
Total real estate — residential mortgage	88	850	6,608	8,195	2,567	2,071	1	—	20,380
Current period gross write-offs	1	—	—	—	—	1	—	—	2
Home equity loans
FICO Score:
750 and above	16	35	150	819	656	785	1,955	290	4,706
660 to 749	8	21	57	206	136	214	811	95	1,548
Less than 660	1	4	14	38	28	89	270	26	470
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	25	60	221	1,063	820	1,089	3,040	411	6,729
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Other consumer loans
FICO Score:
750 and above	50	168	1,233	1,304	600	290	89	—	3,734
660 to 749	29	125	309	302	141	119	187	—	1,212
Less than 660	3	25	62	60	31	31	56	—	268
No Score	15	20	22	16	8	17	202	—	300
Total consumer direct loans	97	338	1,626	1,682	780	457	534	—	5,514
Current period gross write-offs	—	3	8	6	4	3	8	—	32
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	450	—	450
660 to 749	—	—	—	—	—	—	372	—	372
Less than 660	—	—	—	—	—	—	107	—	107
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	930	—	930
Current period gross write-offs	—	—	—	—	—	—	24	—	24
Total consumer loans	$210	$1,248	$8,455	$10,940	$4,167	$3,617	$4,505	$411	$33,553
Total consumer loan current period gross write-offs	$1	$3	$8	$6	$4	$5	$32	$—	$59

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$680	$5,992	$7,785	$2,392	$586	$923	$—	$—	$18,358
660 to 749	180	739	780	248	90	240	—	—	2,277
Less than 660	15	58	56	22	17	130	—	—	298
No Score	2	1	1	1	—	18	2	—	25
Total real estate — residential mortgage	877	6,790	8,622	2,663	693	1,311	2	—	20,958
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	—	85	1,575	435	114	378	2,034	331	4,952
660 to 749	24	65	229	152	66	164	886	107	1,693
Less than 660	3	13	38	27	17	77	281	31	487
No Score	2	—	—	—	—	1	4	—	7
Total home equity loans	29	163	1,842	614	197	620	3,205	469	7,139
Current period gross write-offs	(1)	—	—	—	—	2	—	1	2
Other consumer loans
FICO Score:
750 and above	185	1,187	1,455	660	277	112	97	—	3,973
660 to 749	150	365	342	171	83	60	199	—	1,370
Less than 660	24	64	65	32	17	16	57	—	275
No Score	30	33	17	11	10	12	185	—	298
Total consumer direct loans	389	1,649	1,879	874	387	200	538	—	5,916
Current period gross write-offs	1	12	10	6	5	3	14	—	51
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	489	—	489
660 to 749	—	—	—	—	—	—	400	—	400
Less than 660	—	—	—	—	—	—	112	—	112
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,002	—	1,002
Current period gross write-offs	—	—	—	—	—	—	37	—	37
Total consumer loans	$1,295	$8,602	$12,343	$4,151	$1,277	$2,131	$4,747	$469	$35,015
Total consumer current period gross write-offs	$—	$12	$10	$6	$5	$6	$51	$1	$91

(a)Accrued interest of $137 million and $139 million as of June 30, 2024, and December 31, 2023, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the six months ended June 30, 2024 and the twelve months ended December 31, 2023.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2023 Form 10-K.

The following aging analysis of past due and current loans as of June 30, 2024, and December 31, 2023, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of June 30, 2024	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$52,576	$76	$28	$91	$358	$553	$53,129
Commercial real estate:
Commercial mortgage	13,939	78	10	18	173	279	14,218
Construction	3,071	2	2	2	—	6	3,077
Total commercial real estate loans	17,010	80	12	20	173	285	17,295
Commercial lease financing	3,097	3	—	—	1	4	3,101
Total commercial loans	$72,683	$159	$40	$111	$532	$842	$73,525
Real estate — residential mortgage	$20,283	$10	$6	$4	$77	$97	$20,380
Home equity loans	6,607	21	7	3	91	122	6,729
Other consumer loans	5,475	16	11	8	4	39	5,514
Credit cards	901	7	5	11	6	29	930
Total consumer loans	$33,266	$54	$29	$26	$178	$287	$33,553
Total loans	$105,949	$213	$69	$137	$710	$1,129	$107,078

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $502 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $105 million in Commercial mortgage and $4 million in Real estate - residential mortgage associated with loans sold to GNMA where Key has the right but not the obligation to repurchase.
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

At June 30, 2024, the approximate carrying amount of our commercial nonperforming loans outstanding represented 78% of their original contractual amount owed, total nonperforming loans outstanding represented 81% of their original contractual amount owed, and nonperforming assets in total were carried at 84% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $13 million and $27 million for the three and six months ended June 30, 2024, respectively, and $8 million and $16 million for the three and six months ended June 30, 2023, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $291 million at June 30, 2024 and $301 million at December 31, 2023. As of June 30, 2024, 42% of our nonperforming loans were contractually current versus 41% as of December 31, 2023.

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

At June 30, 2024 and June 30, 2023, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was approximately $76 million and $94 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended June 30, 2024.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months or since the adoption of ASU 2022-02 for the reporting period in 2023. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of June 30, 2024, there were 117 loans totaling $19 million in a trial modification period. As of June 30, 2023, there were 93 loans totaling $10 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $36 million and $38 million at June 30, 2024 and June 30, 2023, respectively.

As of June 30, 2024	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$73	$40	$33	$146	0.27%
Commercial real estate:
Commercial mortgage	28	10	4	—	42	0.30
Construction	—	30	—	—	30	0.97
Total commercial real estate loans	28	40	4	—	72	0.42
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$28	$113	$44	$33	$218	0.30%
Real estate — residential mortgage	1	—	—	9	10	0.05
Home equity loans	3	1	1	6	11	0.16
Other consumer loans	—	1	—	3	4	0.07
Credit cards	—	—	—	4	4	0.43
Total consumer loans	4	2	1	22	29	0.09
Total loans	$32	$115	$45	$55	$247	0.23%

As of June 30, 2023	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$144	$19	$5	$168	0.28%
Commercial real estate:
Commercial mortgage	—	7	—	—	7	0.04
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	7	—	—	7	0.04
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$151	$19	$5	$175	0.21%
Real estate — residential mortgage	—	—	1	5	6	0.03
Home equity loans	1	—	1	3	5	0.07
Other consumer loans	—	1	—	1	2	0.03
Credit cards	—	—	—	2	2	0.20
Total consumer loans	1	1	2	11	15	0.04
Total loans	$1	$152	$21	$16	$190	0.16%

Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods.

Three months ended June 30, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(10.83)%	4.16
Commercial mortgage	—%	0.04
Construction	—%	0.29
Real estate — residential mortgage	(1.26)%	4.49
Home equity loans	(3.22)%	4.36
Other consumer loans	(5.01)%	0.54
Credit cards	(11.96)%	0.25

Six months ended June 30, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(11.75)%	2.96
Commercial mortgage	(1.91)%	0.37
Construction	—%	2.88
Real estate — residential mortgage	(1.65)%	7.63
Home equity loans	(3.56)%	5.36
Other consumer loans	(3.29)%	0.66
Credit cards	(14.38)%	0.50

Three months ended June 30, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(2.02)%	0.17
Commercial mortgage	—%	0.09
Real estate — residential mortgage	(2.15)%	6.11
Home equity loans	(4.16)%	6.78
Other consumer loans	(4.54)%	0.66
Credit cards	(9.36)%	0.66

Six months ended June 30, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(3.85)%	0.31
Commercial mortgage	—%	1.01
Real estate — residential mortgage	(2.06)%	6.36
Home equity loans	(4.26)%	6.65
Other consumer loans	(4.05)%	0.72
Credit cards	(12.82)%	0.50

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

Key considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under modified terms as subsequently defaulted. The following table presents the amortized cost of modified loans of borrowers experiencing financial difficulty in the past twelve months that subsequently defaulted within the noted periods.

Three months ended June 30, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Home equity loans	$—	$—	$—	$1	$1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$—	$—	$1	$1

Six months ended June 30, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$50	$1	$—	$51
Total commercial loans	—	50	1	—	51
Home equity loans	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$50	$1	$1	$52

There were $7 million of Commercial and Industrial loans that were modified for borrowers experiencing financial difficulty that received term extension modifications and subsequently defaulted during the three- and six-month period ended June 30, 2023.

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty within the past 12 months.

As of June 30, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$134	$10	$2	$146
Commercial real estate
Commercial mortgage	11	28	3	42
Construction	30	—	—	30
Total commercial real estate loans	175	38	5	218
Commercial lease financing	—	—	—	—
Total commercial loans	175	38	5	218
Real estate — residential mortgage	10	—	—	10
Home equity loans	9	1	1	11
Other consumer loans	3	1	—	4
Credit cards	4	—	—	4
Total consumer loans	$26	$2	$1	$29
Total loans	$201	$40	$6	$247

The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023 through June 30, 2023.

As of June 30, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$156	$5	$7	$168
Commercial real estate
Commercial mortgage	7	—	—	7
Construction	—	—	—	—
Total commercial real estate loans	163	5	7	175
Commercial lease financing	—	—	—	—
Total commercial loans	163	5	7	175
Real estate — residential mortgage	5	—	1	6
Home equity loans	5	—	—	5
Other consumer loans	2	—	—	2
Credit cards	2	—	—	2
Total consumer loans	$14	$—	$1	$15
Total loans	$177	$5	$8	$190

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

Changes in the liability for credit losses for off balance sheet exposures are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2024	2023	2024	2023
Balance at beginning of period	$281	$276	$296	$225
Provision (credit) for losses on off balance sheet exposures	4	15	(10)	66
Other	1	—	—	—
Balance at end of period	$286	$291	$286	$291

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements”) in our 2023 Form 10-K. The following tables present these assets and liabilities at June 30, 2024, and December 31, 2023.

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$747	$—	$747	$—	$685	$—	$685
States and political subdivisions	—	118	—	118	—	93	—	93
Other mortgage-backed securities	—	278	—	278	—	340	—	340
Other securities	52	15	—	67	—	21	—	21
Total trading account securities	52	1,158	—	1,210	—	1,139	—	1,139
Commercial loans	—	9	—	9	—	3	—	3
Total trading account assets	52	1,167	—	1,219	—	1,142	—	1,142
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8,995	—	8,995	—	9,026	—	9,026
Agency residential collateralized mortgage obligations	—	15,276	—	15,276	—	15,478	—	15,478
Agency residential mortgage-backed securities	—	4,243	—	4,243	—	3,589	—	3,589
Agency commercial mortgage-backed securities	—	8,946	—	8,946	—	9,092	—	9,092
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	37,460	—	37,460	—	37,185	—	37,185
Other investments:
Principal investments:
Direct	—	—	—	—	—	—	—	—
Indirect (measured at NAV) (a)	—	—	—	16	—	—	—	17
Total principal investments	—	—	—	16	—	—	—	17
Equity investments:
Direct	—	6	2	8	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	42	—	—	—	40
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	4
Total equity investments	—	6	2	54	—	—	2	46
Total other investments	—	6	2	70	—	—	2	63
Loans, net of unearned income (residential)	—	—	11	11	—	—	9	9
Loans held for sale (residential)	—	91	—	91	—	51	—	51
Derivative assets:
Interest rate	—	134	(2)	132	—	175	(2)	173
Foreign exchange	74	20	—	94	74	15	—	89
Commodity	—	531	—	531	—	721	—	721
Credit	—	—	—	—	—	—	—	—
Other	—	4	1	5	—	14	2	16
Derivative assets	74	689	(1)	762	74	925	—	999
Netting adjustments (b)	—	—	—	(532)	—	—	—	(818)
Total derivative assets	74	689	(1)	230	74	925	—	181
Total assets on a recurring basis at fair value	$126	$39,413	$12	$39,081	$74	$39,303	$11	$38,631
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$28	$764	$—	$792	$30	$774	$—	$804
Derivative liabilities:
Interest rate	—	1,086	—	1,086	—	985	—	985
Foreign exchange	54	20	—	74	58	15	—	73
Commodity	—	510	—	510	—	698	—	698
Credit	—	1	—	1	—	1	—	1
Other	—	5	—	5	—	20	—	20
Derivative liabilities	54	1,622	—	1,676	58	1,719	—	1,777
Netting adjustments (b)	—	—	—	(466)	—	—	—	(473)
Total derivative liabilities	54	1,622	—	1,210	58	1,719	—	1,304
Total liabilities on a recurring basis at fair value	$82	$2,386	$—	$2,002	$88	$2,493	$—	$2,108

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2024, as well as financial support provided for the three and six months ended June 30, 2024, and June 30, 2023.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2024		2024		2023		2024		2023
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	16	1	—	—	—	—	—	—	—	—
Total	$16	$1	$—	$—	$—	$—	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At June 30, 2024, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2024, and June 30, 2023.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2024
Other investments
Equity investments
Direct (a)	$2	$—	$—		$—	$—	$—	$—	$—		$—		$2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		2		11	—
Derivative instruments (b)
Interest rate	(2)	—	(6)	(c)	1	—	—	—	1	(d)	4	(d)	(2)	—
Other (e)	2	—	—	(c)	—	—	—	(1)	—		—		1	—
Three months ended June 30, 2024
Other investments
Equity investments
Direct (a)	$2	$—	$—		$—	$—	$—	$—	$—		$—		$2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		2		11	—
Derivative instruments (b)
Interest rate	—	—	(2)	(c)	—	—	—	—	(1)	(d)	1	(d)	(2)	—
Other (e)	2	—	—	(c)	—	—	—	(1)	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	(17)	(c)	18	—	—	—	(2)	(d)	4	(d)	5	—
Credit	(2)	—	—	(c)	—		—	—	—				—	—
Other (e)	—	—	—	(c)	—	—	—	1	—		—		1	—
Three months ended June 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	13	—	(23)	(c)	—	1	—	—	5	(d)	9	(d)	5	—
Credit	(2)	—	—	(c)	—	2	—	—	—		—		—	—
Other (e)	1	—	—	(c)	—	—	—	—	—		—		1	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2023 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2024, and December 31, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2024, and December 31, 2023:

	June 30, 2024				December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$114	$114	$—	$—	$104	$104
Accrued income and other assets	—	—	32	32	—	—	29	29
Total assets on a nonrecurring basis at fair value	$—	$—	$146	$146	$—	$—	$133	$133

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2024, and December 31, 2023, the carrying amount of equity investments under this method was $363 million and $339 million, respectively. No adjustments or impairments were recorded for the three months ended June 30, 2024.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at June 30, 2024, and December 31, 2023, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	June 30, 2024	December 31, 2023			June 30, 2024	December 31, 2023
Recurring
Loans, net of unearned income (residential)	$11	$9	Market comparable pricing	Comparability factor	64.70 - 95.00% (75.25%)	62.67-89.60% (70.83%)
Derivative instruments:
Interest rate	(2)	2	Discounted cash flows	Probability of default	.02 - 100% (4.50%)	.02 - 100% (5.30%)
				Loss given default	0 - 1 (.500)	0 - 1 (.477)
Insignificant level 3 assets, net of liabilities(c)	3	4
Nonrecurring
Collateral-dependent loans	114	104	Fair value of collateral	Credit and liquidity discount	0 - 90.00% (23.00%)	0 - 10.00% (5.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	20	21	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $12 million and $8 million pertaining to mortgage servicing assets measured at fair value as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2024, and December 31, 2023, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2024
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,219	$52	$1,167	$—	$—	$—		$1,219
Other investments (b)	1,259	—	6	1,191	62	—		1,259
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	91	—	91	—	—	—		91
Derivative assets - trading (b)	225	74	685	(1)	—	(533)	(f)	225
Fair value - OCI
Securities available for sale (b)	37,460	—	37,460	—	—	—		37,460
Derivative assets - hedging (b)(g)	5	—	4	—	—	1	(f)	5
Amortized cost
Held-to-maturity securities (c)	7,968	—	7,358	—	—	—		7,358
Loans, net of unearned income (d)	105,520	—	—	101,340	—	—		101,340
Loans held for sale (b)	426	—	—	426	—	—		426
Other
Cash and other short-term investments (a)	16,862	16,862	—	—	—	—		16,862
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,204	$54	$1,613	$—	$—	$(463)	(f)	$1,204
Fair value - OCI
Derivative liabilities - hedging (b)(g)	6	—	9	—	—	(3)	(f)	6
Amortized cost
Time deposits (e)	17,652	—	17,807	—	—	—		17,807
Short-term borrowings (a)	5,317	28	5,289	—	—	—		5,317
Long-term debt (e)	16,869	11,010	5,333	—	—	—		16,343
Other
Deposits with no stated maturity (a)	128,068	—	128,068	—	—	—		128,068

	December 31, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,142	$—	$1,142	$—	$—	$—		$1,142
Other investments (b)	1,244	—	—	1,183	61	—		1,244
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	51	—	51	—	—	—		51
Derivative assets - trading (b)	168	$74	886	—	—	(792)	(f)	168
Fair value - OCI
Securities available for sale (b)	37,185	—	37,185	—	—	—		37,185
Derivative assets - hedging (b)(g)	13	—	39	—	—	(26)	(f)	13
Amortized cost
Held-to-maturity securities (c)	8,575	—	8,056	—	—	—		8,056
Loans, net of unearned income (d)	111,089	—	—	105,950	—	—		105,950
Loans held for sale (b)	432	—	—	432	—	—		432
Other
Cash and other short-term investments (a)	11,758	11,758	—	—	—	—		11,758
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,304	$58	$1,707	$—	$—	$(461)	(f)	$1,304
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	12	—	—	(12)	(f)	—
Amortized cost
Time deposits (e)	14,776	—	14,911	—	—	—		14,911
Short-term borrowings (a)	3,091	30	3,061	—	—	—		3,091
Long-term debt (e)	19,554	11,288	7,720	—	—	—		19,008
Other
Deposits with no stated maturity (a)	130,811	—	130,811	—	—	—		130,811

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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $291 million ($221 million at fair value) at June 30, 2024, and $339 million ($264 million at fair value) at December 31, 2023.

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

	June 30, 2024				December 31, 2023
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$9,128	$5	$138	$8,995	$9,300	$6	$280	$9,026
Agency residential collateralized mortgage obligations	18,826	9	3,559	15,276	18,911	4	3,437	15,478
Agency residential mortgage-backed securities	4,878	2	637	4,243	4,189	—	600	3,589
Agency commercial mortgage-backed securities	10,257	—	1,311	8,946	10,295	—	1,203	9,092
Total securities available for sale	$43,089	$16	$5,645	$37,460	$42,695	$10	$5,520	$37,185

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,879	$1	$356	$4,524	$5,170	$9	$283	$4,896
Agency residential mortgage-backed securities	157	—	17	140	165	—	13	152
Agency commercial mortgage-backed securities	2,413	—	225	2,188	2,473	1	204	2,270
Asset-backed securities (c)	493	—	12	481	738	—	29	709
Other securities	26	—	1	25	29	—	—	29
Total held-to-maturity securities	$7,968	$1	611	$7,358	$8,575	$10	$529	$8,056

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At June 30, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $74 million and $23 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $64 million and $25 million, respectively.
(c)Consists primarily of $487 million of securities as of June 30, 2024, and $731 million of securities as of December 31, 2023, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024, and December 31, 2023.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Securities available for sale:
U.S Treasury, agencies, and corporations	$1,556	$8		$6,505	$130	$8,061	$138
Agency residential collateralized mortgage obligations	198	1		14,051	3,558	14,249	3,559
Agency residential mortgage-backed securities	632	2		3,343	635	3,975	637
Agency commercial mortgage-backed securities	823	68		8,123	1,243	8,946	1,311
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	491	4		3,800	352	4,291	356
Agency residential mortgage-backed securities	—	—		140	17	140	17
Agency commercial mortgage-backed securities	23	—		2,117	225	2,140	225
Asset-backed securities	—	—		481	12	481	12
Other securities	15	—		10	1	25	1
Total securities in an unrealized loss position	$3,738	$83		$38,570	$6,173	$42,308	$6,256
December 31, 2023
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—		$8,532	$280	$8,532	$280
Agency residential collateralized mortgage obligations	—	—		14,979	3,437	14,979	3,437
Agency residential mortgage-backed securities	24	—		3,562	600	3,586	600
Agency commercial mortgage-backed securities	891	49		8,201	1,154	9,092	1,203
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,123	30		3,070	253	4,193	283
Agency residential mortgage-backed securities	—	—		152	13	152	13
Agency commercial mortgage-backed securities	—	—		2,199	204	2,199	204
Asset-backed securities	—	—		709	29	709	29
Other securities	17	—	(a)	12	—	29	—
Total securities in an unrealized loss position	$2,055	$79		$41,416	$5,970	$43,471	$6,049

(a)At December 31, 2023, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months.

Based on our evaluation at June 30, 2024, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

For the three months ended June 30, 2024, we had no gross realized gains and recognized $10 million in gross realized losses from the sale of securities available for sale. For the three months ended June 30, 2023, we recognized no realized gains or losses from the sale of securities available for sale.

For the six months ended June 30, 2024, we had no gross realized gains and recognized $13 million in gross realized losses from the sale of securities available for sale. For the six months ended June 30, 2023, we recognized no realized gains or losses from the sale of securities available for sale.

At June 30, 2024, securities available for sale and held-to-maturity securities totaling $22.3 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at June 30, 2024. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

June 30, 2024	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,340	$6,247	$512	$499
Due after one through five years	10,773	10,052	3,427	3,194
Due after five through ten years	18,425	15,300	2,806	2,543
Due after ten years	7,551	5,861	1,223	1,122
Total	$43,089	$37,460	$7,968	$7,358

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

At June 30, 2024, after taking into account the effects of bilateral collateral and master netting agreements, we had $5 million of derivative assets and $5 million of derivative liabilities that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting agreements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $225 million and derivative liabilities of $1.2 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2024, and December 31, 2023. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	June 30, 2024			December 31, 2023
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$53,125	$4	$9	$44,621	$39	$12
Derivatives not designated as hedging instruments:
Interest rate	72,120	128	1,077	78,051	134	973
Foreign exchange	6,577	94	74	6,034	89	73
Commodity	10,255	531	510	11,611	721	698
Credit	81	—	1	121	—	1
Other (b)	2,546	5	5	2,683	16	20
Total derivatives not designated as hedging instruments:	91,579	758	1,667	98,500	960	1,765
Netting adjustments (c)	—	(532)	(466)	—	(818)	(473)
Net derivatives in the balance sheet	144,704	230	1,210	143,121	181	1,304
Other collateral (d)	—	(7)	—	—	(1)	(18)
Net derivative amounts	$144,704	$223	$1,210	$143,121	$180	$1,286

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of June 30, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $176 million of cash collateral and $296 million of securities collateral posted as well as $9 million of cash collateral and $63 million of securities collateral held. As of December 31, 2023, excess collateral that has not been offset against net derivative instrument positions totaled $161 million of cash collateral and $269 million of securities collateral posted as well as $16 million of cash collateral and $212 million of securities collateral held.
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

Fair value hedges. During the six months ended June 30, 2024, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2024, and December 31, 2023, related to cumulative basis adjustments for fair value hedges.

	June 30, 2024
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,165	$(572)
Interest rate contracts	Securities Available for Sale(c)	10,654	29

	December 31, 2023
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,919	$(437)
Interest rate contracts	Securities Available for Sale(c)	8,655	(152)
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $5 million and $5 million at June 30, 2024, and December 31, 2023, respectively.
(c)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At June 30, 2024, and December 31, 2023, the amortized costs of the closed portfolios in these hedging relationships was $12.5 billion and $12.8 billion, respectively, of which $7.2 billion were designated in a portfolio layer hedging relationship for both period ends. At June 30, 2024, and December 31, 2023, the cumulative basis adjustments associated with these amounts totaled $19 million and $(147) million, respectively.

Cash flow hedges. During the six-month period ended June 30, 2024, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2024, we expect to reclassify an estimated $429 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $62 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2024. As of June 30, 2024, the maximum length of time over which we hedge forecasted transactions is 3.86 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2024, and June 30, 2023.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended June 30, 2024
Total amounts presented in the consolidated statement of income	$(332)	$1,524	$259	$126

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$7	$—	$(22)	$—
Recognized on derivatives designated as hedging instruments	(80)	—	56	—
Net income (expense) recognized on fair value hedges	$(73)	$—	$34	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(199)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(199)	$—	$—

Three months ended June 30, 2023
Total amounts presented in the consolidated statement of income	$(349)	$1,576	$194	$120

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$377	$—	$(24)	$—
Recognized on derivatives designated as hedging instruments	(427)	—	32	—
Net income (expense) recognized on fair value hedges	$(50)	$—	$8	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(245)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(215)	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees
Six months ended June 30, 2024
Total amounts presented in the consolidated statement of income	$(660)	$3,062	$491	$296

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$135	$—	$(173)	$—
Recognized on derivatives designated as hedging instruments	(280)	—	238	—
Net income (expense) recognized on fair value hedges	$(145)	$—	$65	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(415)	$—	$1
Net income (expense) recognized on cash flow hedges	$(1)	$(415)	$—	$1

Six months ended June 30, 2023
Total amounts presented in the consolidated statement of income	$(624)	$3,052	$388	$265

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$223	$—	$(18)	$—
Recognized on derivatives designated as hedging instruments	(320)	—	30	—
Net income (expense) recognized on fair value hedges	$(97)	$—	$12	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(460)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(460)	$—	$—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and six-month periods ended June 30, 2024, and June 30, 2023, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended June 30, 2024
Cash Flow Hedges
Interest rate	$(78)	Interest income — Loans	$(199)
Interest rate	—	Interest expense — Long-term debt	(1)
Interest rate	—	Investment banking and debt placement fees	—
Total	$(78)		$(200)
Three months ended June 30, 2023
Cash Flow Hedges
Interest rate	$(465)	Interest income — Loans	$(245)
Interest rate	(4)	Interest expense — Long-term debt	(1)
Interest rate	2	Investment banking and debt placement fees	—
Total	$(467)		$(246)

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Six months ended June 30, 2024
Cash Flow Hedges
Interest rate	$(361)	Interest income — Loans	$(415)
Interest rate	1	Interest expense — Long-term debt	(1)
Interest rate	1	Investment banking and debt placement fees	1
Total	$(359)		$(415)
Six months ended June 30, 2023
Cash Flow Hedges
Interest rate	$(356)	Interest income — Loans	$(460)
Interest rate	(5)	Interest expense — Long-term debt	(1)
Interest rate	1	Investment banking and debt placement fees	—
Total	$(360)		$(461)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2024, and June 30, 2023, and where they are recorded on the income statement.

	Three months ended June 30, 2024				Three months ended June 30, 2023
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$9	$—	$1	$10	$13	$—	$1	$14
Foreign exchange	14	—	—	14	13	—	—	13
Commodity	2	—	—	2	7	—	—	7
Credit	1	—	(3)	(2)	2	—	(17)	(15)
Other	—	(2)	3	1	—	2	(3)	(1)
Total net gains (losses)	$26	$(2)	$1	$25	$35	$2	$(19)	$18

	Six months ended June 30, 2024				Six months ended June 30, 2023
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$19	$—	$1	$20	$25	$—	$(1)	$24
Foreign exchange	26	—	—	26	26	—	—	26
Commodity	5	—	—	5	14	—	—	14
Credit	1	—	(14)	(13)	2	—	(31)	(29)
Other	—	1	6	7	—	3	(5)	(2)
Total net gains (losses)	$51	$1	$(7)	$45	$67	$3	$(37)	$33

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $223 million was netted against derivative assets on the balance sheet at June 30, 2024, compared to $408 million of cash collateral netted against derivative assets at December 31, 2023. The cash collateral netted against derivative liabilities totaled $158 million at June 30, 2024, and $64 million at December 31, 2023. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	June 30, 2024	December 31, 2023
Interest rate	$99	$123
Foreign exchange	39	42
Commodity	310	409
Credit	—	—
Other	5	15
Derivative assets before collateral	453	589
Plus(Less): Related collateral	(223)	(408)
Total derivative assets	$230	$181

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At June 30, 2024, we had gross exposure of $366 million to broker-dealers and banks. We had net exposure of $35 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $28 million after considering $7 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $5 million at June 30, 2024. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At June 30, 2024, we had gross exposure of $222 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $189 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $1 million as of June 30, 2024, and $1 million as of December 31, 2023. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2024, and December 31, 2023. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	June 30, 2024			December 31, 2023
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$2	11.04	3.24%	$4	10.69	4.86%
Total credit derivatives sold	$2	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2024, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	June 30, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$(121)	$(45)
Collateral posted	117	42

As of June 30, 2024, and December 31, 2023, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2024.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2024	2023	2024	2023
Balance at beginning of period	$631	$634	$638	$653
Servicing retained from loan sales	9	17	27	26
Purchases	4	6	10	10
Amortization	(32)	(30)	(63)	(62)
Temporary (impairments) recoveries	—	—	—	—
Balance at end of period	$612	$627	$612	$627
Fair value at end of period	$866	$893	$866	$893

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2024, and June 30, 2023, along with the valuation techniques, are shown in the following table:

		June 30, 2024			June 30, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.01%
	Residual cash flows discount rate	7.37%	10.64%	10.25%	7.41%	10.56%	10.16%
	Escrow earn rate	5.16%	5.26%	5.17%	5.09%	5.23%	5.11%
	Loan assumption rate	—%	2.19%	1.98%	—%	2.16%	1.97%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $180 million for the six-month period ended June 30, 2024, and $159 million for the six-month period ended June 30, 2023. This fee income was offset by $63 million of amortization for the six-month period ended June 30, 2024, and $62 million for the six-month period ended June 30, 2023. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2024	2023	2024	2023
Balance at beginning of period	$108	$105	$108	$106
Servicing retained from loan sales	3	3	5	4
Purchases	—	—	—	—
Amortization	(3)	(2)	(5)	(4)
Temporary (impairments) recoveries(a)	1	—	1	—
Balance at end of period	$109	$106	$109	$106
Fair value at end of period	$133	$130	$133	$130

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2024, and June 30, 2023, along with the valuation techniques, are shown in the following table:

		June 30, 2024			June 30, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	6.59%	47.09%	7.66%	6.14%	40.07%	7.32%
	Discount rate	6.50%	8.75%	6.60%	7.35%	8.35%	7.39%
	Servicing cost	$70.00	$3,582	$74.59	$62.00	$8,075	$67.7
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

The amortization of residential servicing assets for June 30, 2024, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $19 million for the six-month period ended June 30, 2024, and $18 million for the six-month period ended June 30, 2023. This fee income was offset by $5 million of amortization for the six-month period ended June 30, 2024, and $4 million for the six-month period ended June 30, 2023. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2024	2023	2024	2023
Sales-type and direct financing leases
Interest income on lease receivable	$18	$20	$36	$39
Interest income related to accretion of unguaranteed residual asset	2	4	5	7
Interest income on deferred fees and costs	5	—	10	—
Total sales-type and direct financing lease income	$25	$24	$51	$46
Operating leases
Operating lease income related to lease payments	$19	$22	$37	$46
Other operating leasing gains	2	1	8	2
Total operating lease income and other leasing gains	21	23	45	48
Total lease income	$46	$47	$96	$94

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

During the first quarter of 2024, Key realigned its real estate capital business from its Commercial Bank reporting unit to its Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This reorganization was identified as a triggering event. As a result, interim goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. The results of the impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer Bank, Commercial Bank, and Institutional Bank, exceeded their respective carrying values by more than 10%.

We monitored events and circumstances through June 30, 2024, including macroeconomic factors, industry and banking sector events, Key specific performance indicators, and the sensitivity of the interim quantitative test results to changes in assumptions through June 30, 2024. At the conclusion of this assessment of all reporting units, we determined that as of June 30, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting units.

The reporting units at which goodwill is tested for impairment are the Consumer Bank, Commercial Bank and Institutional Bank reporting units. As the Commercial Bank and Institutional Bank reporting units are aggregated within Key’s overall Commercial Bank reporting segment, the realignment of real estate capital did not have an impact on our reportable segments, however, goodwill was reallocated from the Commercial Bank reporting unit to the Institutional Bank reporting unit. During the first quarter of 2024, the Commercial Bank and Institutional Bank reporting units were allocated goodwill of $218 million and $715 million, respectively. There were no changes to goodwill balances in the second quarter of 2024.

The carrying amount of goodwill by reporting segment is presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT JUNE 30, 2023	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2023	$1,819	$933	$2,752
BALANCE AT JUNE 30, 2024	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 154 of our 2023 Form 10-K.

LIHTC and NMTC investments. We had $2.1 billion and $2.3 billion of investments in LIHTC operating partnerships at June 30, 2024, and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2024, and December 31, 2023, we had liabilities of $1.1 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2024, and December 31, 2023. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 154 of our 2023 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2024
LIHTC investments	$9,601	$4,406	$2,608
December 31, 2023
LIHTC investments	$8,904	$3,848	$2,768

We had $30 million and $25 million in NMTC investments at June 30, 2024 and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the six months ended June 30, 2024, we recognized $112 million of amortization, $112 million of tax credits and $27 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the six months ended June 30, 2023, we recognized $107 million of amortization, $104 million of tax credits and $26 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $16 million and $17 million at June 30, 2024 and December 31, 2023, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2024, and December 31, 2023.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2024
Indirect investments	$2,492	$3	$17
December 31, 2023
Indirect investments	$2,741	$91	$18

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2024, and December 31, 2023, that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2024, and December 31, 2023, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 130 and in Note 13 (“Variable Interest Entities “) beginning on page 154 of our 2023 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at June 30, 2024, and December 31, 2023. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of June 30, 2024, $487 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 156 of our 2023 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
June 30, 2024
Other unconsolidated VIEs	$913	$1
December 31, 2023
Other unconsolidated VIEs	$1,149	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 18.5% for the second quarter of 2024 and 16.7% for the second quarter of 2023. The effective tax rates were less than our combined federal and state statutory tax rate of 23.9%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and tax credits associated with low-income housing investments.

Deferred Taxes

At June 30, 2024, we had a net deferred tax asset of $1.9 billion, compared to a net deferred tax asset of $1.8 billion at December 31, 2023, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $12 million at June 30, 2024, and $12 million at December 31, 2023. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At June 30, 2024, Key’s unrecognized tax benefits were $45 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At June 30, 2024, and December 31, 2023, approximately $291 million and $339 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 of our 2023 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 159 of our 2023 Form 10-K.

The following table summarizes our securities financing agreements at June 30, 2024, and December 31, 2023:

	June 30, 2024				December 31, 2023
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$6	$(3)	$(3)	$—	$7	$(7)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$6	$(3)	$(3)	$—	$7	$(7)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$25	$(3)	$(22)	$—	$38	$(7)	$(31)	$—
Total	$25	$(3)	$(22)	$—	$38	$(7)	$(31)	$—

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

As of June 30, 2024, assets pledged as collateral against repurchase agreements totaled $25 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At June 30, 2024, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $22 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 162 of our 2023 Form 10-K.

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2024	2023	2024	2023
Interest cost on PBO	$10	$11	$20	$22
Expected return on plan assets	(9)	(10)	(19)	(21)
Amortization of losses	2	2	5	5
Settlement loss	—	—	—	—
Net pension cost	$3	$3	$6	$6

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

The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2024
KeyCorp Capital I	$156	$6	$162	6.304%	2028
KeyCorp Capital II	85	4	89	6.875	2029
KeyCorp Capital III	110	4	114	7.750	2029
HNC Statutory Trust III	21	1	22	6.991	2035
HNC Statutory Trust IV	18	1	19	6.871	2037
Willow Grove Statutory Trust I	20	1	21	6.911	2036
Westbank Capital Trust II	8	—	8	7.795	2034
Westbank Capital Trust III	8	—	8	7.795	2034
Total	$426	$17	$443	6.933%	—

December 31, 2023	$431	$17	$448	6.981%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $15 million at both June 30, 2024, and December 31, 2023. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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

Oren-Pines v. KeyBank. On November 27, 2023, a complaint was filed against KeyBank in New York state court, Yaron Oren-Pines d/b/a In Common v. KeyBank National Association, seeking damages related to a KeyBank customer’s request for a wire transfer recall. Plaintiff brought tort-based claims against KeyBank related to the recall and also filed an arbitration against his depository institution for the recalled funds. The lawsuit against KeyBank is presently stayed pending the outcome of the arbitration. It is too early in the proceedings to determine whether any of the claims associated with these matters, either individually or in the aggregate, would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2024. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2023 Form 10-K.

June 30, 2024	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,150	$76
Recourse agreement with FNMA	7,641	88
Residential mortgage reserve	3,359	9
Written put options (a)	2,506	115
Total	$17,656	$288

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2024, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2023 Form 10-K.

Standby letters of credit. At June 30, 2024, our standby letters of credit had a remaining weighted-average life of 1.5 years, with remaining actual lives ranging from less than 1 year to 10.4 years.

Recourse agreement with FNMA. At June 30, 2024, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.5 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31.3% of the principal balance of loans outstanding at June 30, 2024. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $88 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At June 30, 2024, the unpaid principal balance outstanding of loans sold by us in this program was $11.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2024.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $9 million at June 30, 2024. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2024, our written put options had an average life of 1.7 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2024, and June 30, 2023, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	(102)	(142)	2	(242)
Amounts reclassified from AOCI, net of income taxes (a)	10	316	1	327
Net current-period other comprehensive income, net of income taxes	(92)	174	3	85
Balance at June 30, 2024	$(4,282)	$(589)	$(273)	$(5,144)

Balance at March 31, 2024	$(4,341)	$(698)	$(275)	$(5,314)
Other comprehensive income before reclassification, net of income taxes	51	(43)	—	8
Amounts reclassified from AOCI, net of income taxes (a)	8	152	2	162
Net current-period other comprehensive income, net of income taxes	59	109	2	170
Balance at June 30, 2024	$(4,282)	$(589)	$(273)	$(5,144)

Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	159	(263)	—	(104)
Amounts reclassified from AOCI, net of income taxes (a)	—	352	3	355
Net current-period other comprehensive income, net of income taxes	159	89	3	251
Balance at June 30, 2023	$(4,736)	$(1,035)	$(273)	$(6,044)

Balance at March 31, 2023	$(4,320)	$(879)	$(275)	$(5,474)
Other comprehensive income before reclassification, net of income taxes	(416)	(344)	—	(760)
Amounts reclassified from AOCI, net of income taxes (a)	—	188	2	190
Net current-period other comprehensive income, net of income taxes	(416)	(156)	2	(570)
Balance at June 30, 2023	$(4,736)	$(1,035)	$(273)	$(6,044)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2024, and June 30, 2023, are as follows:

	Three months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2024	2023
Unrealized gains (losses) on available for sale securities
Realized gains	$—	$—	Other income
Realized losses	(10)	—	Other income
	(10)	—	Income (loss) from continuing operations before income taxes
	(2)	—	Income taxes
	$(8)	$—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(199)	$(245)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	—	—	Investment banking and debt placement fees
	(200)	(246)	Income (loss) from continuing operations before income taxes
	(48)	(58)	Income taxes
	$(152)	$(188)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(2)	$(2)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	—	Other expense
	(2)	(2)	Income (loss) from continuing operations before income taxes
	—	—	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

	Six months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2024	2023
Unrealized gains (losses) on available for sale securities
Realized gains	$—	$—	Other income
Realized losses	(13)	—	Other income
	(13)	—	Income (loss) from continuing operations before income taxes
	(3)	—	Income taxes
	$(10)	$—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(415)	$(460)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	(415)	(461)	Income (loss) from continuing operations before income taxes
	(99)	(109)	Income taxes
	$(316)	$(352)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(5)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(3)	(4)	Income (loss) from continuing operations before income taxes
	(2)	(1)	Income taxes
	$(1)	$(3)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

During the second quarter of 2024, Key did not complete any open market share repurchases. We repurchased less than $1 million of shares related to equity compensation programs in the second quarter of 2024.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the second quarter of 2024.

Preferred Stock

The following table summarizes our preferred stock at June 30, 2024.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2024 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	600,000	1	1,000	1/40th	25	.387500

20. Business Segment Reporting

The following is description of the segments and their primary businesses at June 30, 2024.

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2024, and June 30, 2023. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2024	2023	2024	2023	2024	2023	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$535	$544	$411	$475	$(47)	$(33)	$899	$986
Noninterest income	234	243	358	348	35	18	627	609
Total revenue (TE) (a)	769	787	769	823	(12)	(15)	1,526	1,595
Provision for credit losses	33	32	87	134	(20)	1	100	167
Depreciation and amortization expense	18	21	19	22	17	17	54	60
Other noninterest expense	630	641	412	384	(17)	(9)	1,025	1,016
Income (loss) from continuing operations before income taxes (TE)	88	93	251	283	8	(24)	347	352
Allocated income taxes and TE adjustments	21	22	44	56	9	(12)	74	66
Income (loss) from continuing operations	67	71	207	227	(1)	(12)	273	286
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	1	1	1
Net income (loss)	67	71	207	227	—	(11)	274	287
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$67	$71	$207	$227	$—	$(11)	$274	$287

AVERAGE BALANCES (b)
Loans and leases	$39,174	$42,297	$69,248	$77,922	$539	$453	$108,961	$120,672
Total assets (a)	42,008	45,116	78,328	87,759	66,247	63,585	186,583	196,460
Deposits	85,397	81,406	57,360	52,512	1,423	8,985	144,180	142,903
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$45	$32	$64	$20	$(18)	$—	$91	$52
Return on average allocated equity (b)	7.93%	8.00%	8.31%	8.61%	(.37)%	(17.70)%	7.57%	7.96%
Return on average allocated equity	7.93	8.00	8.31	8.61	—	(16.22)	7.59	7.99
Average full-time equivalent employees (c)	7,337	7,811	2,320	2,505	6,989	7,438	16,646	17,754
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other			Total Key
Dollars in millions	2024	2023	2024	2023	2024		2023	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,067	$1,143	$808	$968	$(90)		$(19)	$1,785	$2,092
Noninterest income	458	468	759	717	57		32	1,274	1,217
Total revenue (TE) (a)	1,525	1,611	1,567	1,685	(33)		13	3,059	3,309
Provision for credit losses	31	92	189	215	(19)		(1)	201	306
Depreciation and amortization expense	41	42	42	46	25		33	108	121
Other noninterest expense	1,310	1,282	831	803	(27)		46	2,114	2,131
Income (loss) from continuing operations before income taxes (TE)	143	195	505	621	(12)		(65)	636	751
Allocated income taxes and TE adjustments	34	46	93	126	17		(18)	144	154
Income (loss) from continuing operations	109	149	412	495	(29)		(47)	492	597
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1		2	1	2
Net income (loss)	109	149	412	495	(28)		(45)	493	599
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$109	$149	$412	$495	$(28)	(d)	$(45)	$493	$599

AVERAGE BALANCES (b)
Loans and leases	$39,547	$42,377	$69,940	$77,435	$510		$445	$109,997	$120,257
Total assets (a)	42,359	45,206	79,164	87,132	64,702		61,334	186,225	193,672
Deposits	84,736	82,460	56,846	52,918	1,948		7,775	143,530	143,153
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$89	$57	$102	$40	(19)		—	$172	$97
Return on average allocated equity (b)	6.34%	8.41%	8.27%	9.52%	(5.17)%		(145.81)%	6.78%	8.53%
Return on average allocated equity	6.34	8.41	8.27	9.52	(4.99)		(139.61)	6.79	8.56
Average full-time equivalent employees (c)	7,347	7,944	2,327	2,520	7,025		7,523	16,699	17,987
a.Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
b.From continuing operations.
c.The number of average full-time equivalent employees was not adjusted for discontinued operations.
21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2024, and June 30, 2023. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended June 30, 2024			Three months ended June 30, 2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$111	$18	$129	$100	$14	$114
Investment banking and debt placement fees	—	99	99	—	79	79
Services charges on deposit accounts	35	31	66	41	28	69
Cards and payments income	47	35	82	48	35	83
Other noninterest income	3	—	3	3	—	3
Total revenue from contracts with customers	$196	$183	$379	$192	$156	$348

Other noninterest income (a)			$213			$243
Noninterest income from Other(b)			35			18
Total noninterest income			$627			$609

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

	Six months ended June 30, 2024			Six months ended June 30, 2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$221	$34	$255	$200	$31	$231
Investment banking and debt placement fees	—	229	229	—	191	191
Services charges on deposit accounts	68	61	129	80	56	136
Cards and payments income	88	69	157	93	67	160
Other noninterest income	6	—	6	6	—	6
Total revenue from contracts with customers	$383	$393	$776	$379	$345	$724

Other noninterest income (a)			$441			$461
Noninterest income from Other(b)			57			32
Total noninterest income			$1,274			$1,217

We had no material contract assets or contract liabilities as of June 30, 2024, and June 30, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2024, the related consolidated statements of income, comprehensive income, changes in equity for the three- and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2024

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

We did not complete any open market share repurchases in the second quarter of 2024, and have no Board-approved repurchase authorizations outstanding.

During the second quarter of 2024, Key repurchased less than $1 million of shares related to equity compensation programs.

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2024. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and six months ended June 30, 2024.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
April 1 - 30	438	$15.35	—	—
May 1 - 31	19,590	14.71	—	—
June 1 -30	159	14.48	—	—
Total	20,187	$14.72	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the second quarter of 2024.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended June 30, 2024, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2023. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

July 26, 2024	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)