Form 10-Q
period 2024-09-30
KEYCORP /NEW/
filed 2024-11-06
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	991,282,986 shares
Title of class	Outstanding at November 4, 2024

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2024, and September 30, 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
Scotiabank: The Bank of Nova Scotia
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
•the risk that we may not be able to complete the second closing under the Investment Agreement with Scotiabank on the anticipated timeline, or at all, and the potential impact of Scotiabank’s significant equity interest in our business and director designation rights following such closing;
•downgrades in our credit ratings or those of KeyBank;
•a worsening of the U.S. economy due to financial, political or other shocks;
•our ability to anticipate interest rate changes and manage interest rate risk;
•deterioration of economic conditions in the geographic regions where we operate;
•the soundness of other financial institutions, including instability in the financial industry;
•impairment of goodwill;
•our ability to manage our reputation risks, including ESG-related risks;
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

Strategic developments

Our actions and results during the third quarter of 2024 support our long-term targets and corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 50 of our 2023 Form 10-K.

•Our relationship-based business model and our long-term strategic commitment to primacy, that is, serving as our client's primary bank, continues to serve us well, highlighted by a 4% year-over-year increase in client deposits and 3.5% net new relationship household growth annualized year-to-date.
•Since the launch of Key Private Client last year, serving mass affluent prospects, we have continued to see growth. In the third quarter, we had over five thousand new enrollments and approximately $620 million in assets added to the platform. Overall, our Assets Under Management have now reached $61.1 billion.
•Our continuous focus on maintaining our risk discipline has and will continue to position us to perform well through all business cycles. Net charge-offs remain at the low-end of our long-term target range of 40 to 60 basis points and have been below range the past few years.
•Expenses remained well-controlled, down approximately 1% compared to the prior year. This implies about 400 basis points of positive operating leverage on a year-over-year basis, excluding the securities portfolio repositioning.
•We ended the quarter with a Common Equity Tier 1 ratio of 10.8%(a), up approximately 100 basis points from a year ago, including the impact of our balance sheet repositioning and the strategic minority investment by Scotiabank.
(a) September 30, 2024 capital ratios are estimates

In addition to the actions and results described above, we executed the following strategic actions during the third quarter of 2024:

Strategic Minority Investment by Scotiabank

On August 12, 2024, we entered into an Investment Agreement with Scotiabank pursuant to which Scotiabank agreed to make a strategic minority investment in KeyCorp of approximately $2.8 billion, representing approximately 14.9% pro forma common stock ownership of KeyCorp, for a fixed price of $17.17 per share. On August 30, 2024, Scotiabank completed the initial purchase of KeyCorp’s Common Shares with an investment of approximately $821 million in gross proceeds. With this investment, Scotiabank owns approximately 4.9% of KeyCorp’s common stock. The parties expect to complete the final purchase of approximately $2.0 billion of KeyCorp’s common stock in the first quarter of 2025, subject to Federal Reserve approval. Refer to Note 19 (“Shareholders’ Equity”) for additional information on this transaction.

Securities Repositioning

On September 6, 2024, we initiated a strategic repositioning of our available-for-sale investment securities portfolio by selling approximately $7.0 billion in market value of low-yielding mortgage-backed securities. The mortgage-backed securities that were sold had a weighted average book yield of approximately 2.3% and an average duration of approximately six years. Reinvestment of the proceeds from the sale was completed in October, with the new securities having an average book yield of approximately 4.95% and an average duration of approximately four years. During the third quarter of 2024, along with our customary sale of short-dated U.S. Treasuries set to mature within the quarter, we also sold approximately $3 billion in U.S. Treasuries yielding 50 basis points that were set to mature in the fourth quarter of 2024. The total pre-tax loss on sale of securities available for sale for the third quarter was $935 million of which $918 million was associated with the strategic repositioning.

Business outlook

Consistent with the forward guidance we provided on October 18, 2024, we expect these current year results, that is full year 2024 vs. full year 2023:

Category	Expectations
Average loans	down 7% to 8%(a)
Average deposits	up 1 to 2%, with client deposits up 3 to 4%
Net interest income (TE)	down 2% to 5%(a)
Noninterest income	up 6%+(b)
Noninterest expense	up ~2%(c)
Net charge-offs to average loans	35 to 40 basis points (FY2024)
Effective tax rate	~13% (FY2024)(d)
(a)Additional Guidance: End of period loans: down 5 to 6% vs. year-end 2023 balances; Net interest income (TE): Up low-single digits vs 4Q23 annualized exit rate, 10%+ 4Q24 vs 4Q23.
(b) Excludes the $918 million loss on sale of securities incurred from the repositioning of our available for sale investment securities portfolio in the third quarter of 2024.
(c) Noninterest expense guidance excludes the FDIC special assessment of $190 million, efficiency related expenses of $131 million, a pension settlement charge of $18 million recorded in 2023 and the FDIC special assessment of $28 million in 2024.
(d) Effective tax rate excluding the $918 million loss on sale of securities from the repositioning of our securities available for sale investment portfolio in the third quarter of 2024 would have been ~20%.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At September 30, 2024, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp September 30, 2024 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	10.8%
Tier 1 Capital	6.0	2.5	8.5	12.6
Total Capital	8.0	2.5	10.5	15.1
Leverage (a)	4.0	N/A	4.0	9.2
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplementary leverage ratio requirement, which became effective January 1, 2018.
(b)As of October 1, 2024, KeyCorp’s stress capital buffer is 3.1%. Stress capital buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)September 30, 2024 ratios are estimated and reflect the five-year transition of CECL impacts on regulatory ratios.

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

As of September 30, 2024, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

KeyCorp is a Category IV banking organization subject to a supervisory stress test every other year. On June 26, 2024, the Federal Reserve announced the results of the supervisory stress test that it conducted of 31 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that all BHCs subject to the stress test maintained capital ratios above the minimum required levels under the severely adverse scenario. The stress test results for individual BHCs (including KeyCorp) were used by the Federal Reserve to determine a BHC’s updated stress capital buffer requirement. The Federal Reserve published the updated stress capital buffer requirements on August 28, 2024. KeyCorp’s updated stress capital buffer is 3.1%. This stress capital buffer became effective on October 1, 2024 and will remain in effect until September 30, 2025, unless KeyCorp later receives an updated stress capital buffer requirement from the Federal Reserve.

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

The FDIC has indicated that the loss estimates to be recovered by the special assessment will be periodically adjusted as the FDIC (as receiver of the failed banks) sells assets, satisfies liabilities, and incurs receivership expenses. The FDIC said that it will provide any updates regarding the amount and collection period for the special assessment when it sends the quarterly deposit insurance assessment invoices to the IDIs subject to the special assessment. In the first quarter of 2024, the FDIC announced an increase in its estimate of losses from protecting the uninsured depositors of SVB and Signature and, therefore, increased the amount that it would collect through the special assessment. Because of this updated estimate, Key incurred an incremental pre-tax expense of $29 million in the first quarter of 2024. Based on the quarterly invoices Key received from the FDIC in June 2024 and September 2024, Key recorded an incremental pre-tax expense of $5 million in the second quarter of 2024 and a reversal of pre-tax expense of $6 million in the third quarter of 2024 to true-up initial estimates to invoiced amounts.

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

Resolution and recovery plans

On June 20, 2024, the FDIC adopted a final rule to amend and restate its current resolution plan rule in order to clarify and strengthen resolution plan submission requirements and reflect lessons learned since the adoption of the FDIC’s current resolution plan rule in 2012. Among other things, the final rule (i) requires IDIs with more than $100 billion in total assets that are affiliated with a U.S. G-SIB to submit full resolution plans every two years, (ii) requires IDIs with more than $100 billion in total assets that are not affiliated with a U.S. G-SIB (including KeyBank) to submit full resolution plans every three years, (iii) requires IDIs with total assets between $50 billion and $100 billion to submit informational filings every three years, (iv) requires triennial filers to submit more limited supplements in the off years, (v) enhances and clarifies the requirements for the content of resolution submissions, (vi) codifies certain aspects of guidance and feedback provided to filers subject to the current rule, (vii) expands expectations regarding engagement and capabilities testing, and (viii) establishes an enhanced credibility standard for the evaluation of resolution submissions. The final rule was effective on October 1, 2024. KeyBank is required to file its next resolution plan by July 1, 2025, which will be its initial filing under the final rule.

On October 21, 2024, the OCC adopted revisions to its recovery planning guidelines. The OCC’s recovery planning guidelines require large OCC-regulated banks to develop and maintain a recovery plan that identifies triggers and options for responding to a wide range of severe internal and external stress scenarios so that the bank can be restored to financial strength and viability in a timely manner if it were to experience such stress situations. The OCC revised these guidelines to (i) expand the applicability of the guidelines to banks with at least $100 billion in average total consolidated assets, (ii) add a requirement for covered banks to test their recovery plans to ensure that their plans will be effective during periods of severe stress, and (iii) clarify that recovery plans should consider non-financial risks (including operational and strategic risks) as well as financial risks. KeyBank will be subject to the OCC’s revised recovery planning guidelines. KeyBank is required to be in compliance with these guidelines by January 1, 2026 except that KeyBank’s compliance with the testing requirement is delayed until January 1, 2027.

See Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability – Resolution plans” for a discussion of other developments concerning resolution and recovery plans.

Personal Financial Data Rights

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which gives individuals the right to obtain data regarding consumer financial products and services they have obtained. The final rule requires financial institutions (including KeyBank) and other financial service providers (collectively “data providers”) to make available to consumers and authorized third parties, upon request, data in the data provider’s possession or control concerning covered consumer financial products or services (including credit cards, deposit accounts, and other accounts that facilitate payments) in an electronic form usable by the consumer and authorized third parties. The data that must be provided includes account balance information, at least 24 months of transaction history, pricing information, information on upcoming third-party bill payments, and account verification information. The data providers are required to create and maintain consumer and developer interfaces that will be able to transfer the data. A data provider will not be allowed to charge any fees or other charges for making the covered data available or for maintaining the required interfaces. The CFPB indicated that it adopted this rule in order to foster competition and consumer choice and said that this rule is a step towards bringing about an “open banking” system in the United States. Compliance with the rule will be phased in over several years with KeyBank required to be compliance by April 1, 2027. Following the issuance of this rule, two trade associations and a national bank headquartered in Kentucky filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the rule. Key is monitoring developments in this case.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the three months ended September 30, 2023, to the three months ended September 30, 2024 (dollars in millions):
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

Net interest income (TE) was $964 million for the third quarter of 2024 and the net interest margin was 2.17%. Compared to the third quarter of 2023, net interest income (TE) increased $41 million and net interest margin increased by 16 basis points. Both net interest income and the net interest margin benefited from the reinvestment of proceeds from maturing investment securities into higher yielding investments, the maturity of lower-yielding interest rate swaps with negative carry, and a shift in funding mix from higher-cost wholesale borrowings to lower-cost interest-bearing deposits. In addition, during the third quarter of 2024, Key began the repositioning of the available-for-sale portfolio, which involved the sale of approximately $7.0 billion in market value of lower-yielding mortgaged-backed securities and reinvestment of the proceeds into higher-yielding investments. These benefits were partially offset by a decline in loan balances and higher deposit costs relative to a year ago.

For the nine months ended September 30, 2024, net interest income (TE) was $2.7 billion, and the net interest margin was 2.08%. Compared to the same period in the prior year, net interest income (TE) decreased $266 million and the net interest margin decreased by 12 basis points. The decline in net interest income (TE) and the net interest margin reflects lower loan balances, in part due to Key’s balance sheet optimization efforts during the second half of 2023, and higher deposit costs, partly due to a shift in funding mix from noninterest-bearing deposits to higher-cost deposits. Net interest income (TE) and the net interest margin benefited from higher earning asset yields as a result of the higher interest rate environment, maturing interest rate swaps, and the reinvestment of proceeds from maturing investment securities into higher-yielding investments.
Average loans were $106.2 billion for the third quarter of 2024, a decrease of $11.4 billion compared to the third quarter of 2023, reflective of Key's planned balance sheet optimization efforts in 2023, and continued tepid client loan demand. The decline in average loans was mostly driven by a $8.5 billion decline in average commercial loans, due to lower commercial and industrial loans and commercial mortgage real estate loans. Additionally, average consumer loans declined by $2.9 billion, reflective of broad-based declines across all consumer loan categories.

Average deposits totaled $147.8 billion for the third quarter of 2024, an increase of $2.9 billion compared to the year-ago quarter, reflecting growth in both consumer and commercial deposits.

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

	Three months ended September 30, 2024			Three months ended September 30, 2023			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$53,121	$847	6.34%	$59,187	$886	5.94%	$(94)	$55	$(39)
Real estate — commercial mortgage	13,864	225	6.46	15,844	238	5.97	(31)	18	(13)
Real estate — construction	3,077	59	7.65	2,820	48	6.77	5	6	11
Commercial lease financing	2,988	26	3.46	3,707	30	3.25	(6)	2	(4)
Total commercial loans	73,050	1,157	6.30	81,558	1,202	5.85	(126)	81	(45)
Real estate — residential mortgage	20,215	167	3.30	21,459	176	3.28	(10)	1	(9)
Home equity loans	6,634	100	5.98	7,418	110	5.87	(12)	2	(10)
Other consumer loans	5,426	69	5.08	6,201	78	4.96	(10)	1	(9)
Credit cards	919	35	15.22	991	35	14.16	(3)	3	—
Total consumer loans	33,194	371	4.46	36,069	399	4.40	(35)	7	(28)
Total loans	106,244	1,528	5.73	117,627	1,601	5.41	(161)	88	(73)
Loans held for sale	1,098	18	6.54	1,356	19	5.73	(4)	3	(1)
Securities available for sale (b), (e)	36,700	298	2.87	37,271	192	1.76	(3)	109	106
Held-to-maturity securities (b)	7,838	70	3.58	9,020	79	3.50	(11)	2	(9)
Trading account assets	1,142	15	5.08	1,203	15	4.97	(1)	1	—
Short-term investments	17,773	244	5.47	8,416	123	5.79	129	(8)	121
Other investments (e)	1,193	14	4.77	1,395	22	6.35	(3)	(5)	(8)
Total earning assets	171,988	2,187	4.93	176,288	2,051	4.47	(54)	190	136
Allowance for loan and lease losses	(1,533)			(1,477)
Accrued income and other assets	17,154			17,530
Discontinued assets	284			374
Total assets	$187,893			$192,715

LIABILITIES
Money market deposits	$40,379	$309	3.04%	$35,243	$213	2.40%	$34	$62	$96
Demand deposits	56,087	365	2.59	55,837	315	2.24	1	49	50
Savings deposits	4,967	3.22		5,966	1.05		—	2	2
Time deposits	17,870	210	4.68	15,082	158	4.16	31	21	52
Total interest-bearing deposits	119,303	887	2.96	112,128	687	2.43	66	134	200
Federal funds purchased and securities sold under repurchase agreements	98	1	4.48	710	9	5.04	(7)	(1)	(8)
Bank notes and other short-term borrowings	3,172	43	5.44	5,819	81	5.54	(36)	(2)	(38)
Long-term debt (f)	16,422	292	7.09	21,584	351	6.50	(90)	31	(59)
Total interest-bearing liabilities	138,995	1,223	3.50	140,241	1,128	3.20	(66)	161	95
Noninterest-bearing deposits	28,468			32,697
Accrued expense and other liabilities	4,387			5,572
Discontinued liabilities (f)	284			374
Total liabilities	172,134			178,884
EQUITY
Key shareholders’ equity	15,759			13,831
Total liabilities and equity	$187,893			$192,715

Interest rate spread (TE)			1.43%			1.27%
Net interest income (TE) and net interest margin (TE)		$964	2.17%		$923	2.01%	$12	$29	41
TE adjustment (b)		12			8
Net interest income, GAAP basis		$952			$915

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2024, and September 30, 2023.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $215 million and $202 million of assets from commercial credit cards for the three months ended September 30, 2024, and September 30, 2023, respectively.
(e)Yield presented is calculated on the basis of amortized cost. The average amortized cost for securities available for sale was $41.6 billion and $43.6 billion for the three months ended September 30, 2024 and September 30, 2023, respectively. Yield based on the fair value of securities available for sale was 3.25% and 2.06% for the three months ended September 30, 2024 and September 30, 2023, respectively.
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

	Nine months ended September 30, 2024			Nine months ended September 30, 2023			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$54,309	$2,561	6.30%	$60,294	$2,574	5.71%	$(269)	$256	$(13)
Real estate — commercial mortgage	14,328	671	6.25	16,178	697	5.76	(84)	58	(26)
Real estate — construction	3,046	172	7.56	2,663	131	6.58	20	21	41
Commercial lease financing	3,175	81	3.38	3,749	86	3.06	(14)	9	(5)
Total commercial loans	74,858	3,485	6.22	82,884	3,488	5.63	(347)	344	(3)
Real estate — residential mortgage	20,514	508	3.30	21,534	524	3.25	(25)	9	(16)
Home equity loans	6,824	305	5.98	7,621	325	5.71	(35)	15	(20)
Other consumer loans	5,607	211	5.02	6,346	230	4.84	(28)	9	(19)
Credit cards	935	104	14.92	986	101	13.68	(5)	8	3
Total consumer loans	33,880	1,128	4.44	36,487	1,180	4.32	(93)	41	(52)
Total loans	108,738	4,613	5.67	119,371	4,668	5.23	(440)	385	(55)
Loans held for sale	862	40	6.14	1,118	49	5.90	(12)	3	(9)
Securities available for sale (b), (e)	36,850	789	2.48	38,440	580	1.74	(25)	234	209
Held-to-maturity securities (b)	8,127	218	3.58	9,108	234	3.43	(26)	10	(16)
Trading account assets	1,161	45	5.23	1,150	42	4.82	—	3	3
Short-term investments	13,929	578	5.55	6,600	276	5.59	304	(2)	302
Other investments (e)	1,221	47	5.12	1,423	51	4.78	(8)	4	(4)
Total earning assets	170,888	6,330	4.79	177,210	5,900	4.30	(207)	637	430
Allowance for loan and lease losses	(1,524)			(1,398)
Accrued income and other assets	17,327			17,411
Discontinued assets	306			395
Total assets	$186,997			$193,618

LIABILITIES
Money market deposits	$39,139	$863	2.94%	$33,829	$414	1.64%	$74	$375	$449
Demand deposits	55,619	1,062	2.55	53,951	754	1.87	24	284	308
Savings deposits	5,136	6.16		6,630	2.04		(1)	5	4
Time deposits	16,113	555	4.60	13,615	398	3.90	80	77	157
Total interest-bearing deposits	116,007	2,486	2.86	108,025	1,568	1.94	177	741	918
Federal funds purchased and securities sold under repurchase agreements	109	3	4.44	2,183	79	4.84	(61)	(15)	(76)
Bank notes and other short-term borrowings	3,371	140	5.55	6,797	263	5.17	(141)	18	(123)
Long-term debt (f)	18,386	952	6.90	21,341	975	6.09	(144)	121	(23)
Total interest-bearing liabilities	137,873	3,581	3.47	138,346	2,885	2.79	(169)	865	696
Noninterest-bearing deposits	28,947			35,691
Accrued expense and other liabilities	4,908			5,166
Discontinued liabilities (f)	306			395
Total liabilities	172,034			179,598
EQUITY
Key shareholders’ equity	14,963			14,020
Total liabilities and equity	$186,997			$193,618

Interest rate spread (TE)			1.32%			1.52%
Net interest income (TE) and net interest margin (TE)		$2,749	2.08%		$3,015	2.20%	$(38)	$(228)	$(266)
TE adjustment (b)		35			23
Net interest income, GAAP basis		$2,714			$2,992

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2024, and September 30, 2023, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $215 million and $192 million of assets from commercial credit cards for the nine months ended September 30, 2024, and September 30, 2023, respectively.
(e)Yield is calculated on the basis of amortized cost. The average amortized cost for securities available for sale was $42.4 billion and $44.5 billion for the nine months ended September 30, 2024 and September 30, 2023, respectively. Yield based on the fair value of securities available for sale was 2.85% and 2.01% for the nine months ended September 30, 2024, and September 30, 2023, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $95 million for the three months ended September 30, 2024, compared to $81 million for the three months ended September 30, 2023. The increase from the year-ago period reflects continuing but slowing credit portfolio migration, higher net charge-offs and changes in economic outlook, partly offset by balance sheet optimization efforts. The provision for credit losses was $296 million for the nine months ended September 30, 2024, compared to $387 million for the nine months ended September 30, 2023.

Noninterest income

As shown in Figure 4, noninterest income was a net loss of $269 million for the third quarter of 2024, compared to net income of $643 million, for the year-ago quarter. The net loss was driven by the $918 million loss on sale incurred from the strategic repositioning of our securities available for sale portfolio. Noninterest income was $1.0 billion for the nine months ended September 30, 2024, compared to $1.9 billion for the nine months ended September 30, 2023.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income
Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended September 30, 2024, trust and investment services income was up $10 million, or 7.7%, compared to the same period one year ago. For the nine months ended September 30, 2024, trust and investment services income was up $31 million, or 8.1%, compared to the same period one year ago. This increase for both periods was driven primarily by brokerage fee income and investment management fees associated with higher assets under management.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at September 30, 2024, our bank, trust, and registered investment advisory subsidiaries had assets under management of $61.1 billion, up 16.4% compared to September 30, 2023. The increase was driven by new business and market impacts on portfolios offset slightly by run-off.

Figure 5. Assets Under Administration

Dollars in millions	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Discretionary assets under management by investment type:
Equity	$34,500	$32,691	$32,369	$30,724	$28,866
Fixed income	14,256	14,136	14,096	13,775	13,646
Money market	6,587	5,639	6,177	6,187	6,308
Total discretionary assets under management	55,343	52,466	52,642	50,686	48,820
Non-discretionary assets under administration	5,779	5,136	4,663	4,173	3,696
Total	$61,122	$57,602	$57,305	$54,859	$52,516

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended September 30, 2024, investment banking and debt placement fees were up $30 million, or 21.3%, compared to the same period one year ago, driven by debt and equity underwriting and syndication fees. For the nine months ended September 30, 2024, investment banking and debt placement fees increased $61 million, or 15.0%, compared to the same period one year ago. These increases were driven by debt and equity underwriting, mergers and acquisition, and syndication fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $2 million, or 2.9%, for the three months ended September 30, 2024, compared to the same period one year ago. For the nine months ended September 30, 2024, service charges on deposit accounts decreased by $9 million, or 4.4%, from the nine months ended September 30, 2023. The declines were driven primarily by decreased maintenance and overdraft fees slightly offset by increased account analysis fees.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, decreased $6 million, or 6.7% for the three months ended September 30, 2024, compared to the same period one year ago. This decrease was primarily driven by a decrease in debit interchange fees and merchant services income. For the nine months ended September 30, 2024, cards and payment income decreased $10 million, or 3.9%, from the same period one year ago, primarily as a result of lower debit interchange fees and credit card fee income.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended September 30, 2024, decreased $9 million, or 4.2%, from the year-ago quarter. For the nine months ended September 30, 2024, other noninterest income increased $13 million, or 2.1%, from the same period one year ago. These decreases were primarily due to the $918 million loss reflected in other income as a result of the securities repositioning activity undertaken in the third quarter of 2024, as well as decreases in corporate services income, with a slight offset from an increase in commercial mortgage servicing fees.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the third quarter of 2024, compared to $1.1 billion for the third quarter of 2023. Noninterest expense was $3.3 billion for the nine months ended September 30, 2024, compared to $3.4 billion for the nine months ended September 30, 2023.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR THIRD QUARTER 2024

19%
4%
6%
10%
61%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $7 million, or 1.1%, for the three months ended September 30, 2024, compared to the same period one year ago. The increase reflects higher incentive and stock-based compensation from strong capital markets activity as well the impact of a higher stock price on stock-based compensation compared to one year ago. For the nine months ended September 30, 2024, personnel expense decreased by $6 million, or 0.3%, compared to the same period one year ago, driven primarily by a decrease in salaries expense from a reduction in head count from the prior period.

Nonpersonnel expense

Nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Nonpersonnel expense for the three months ended September 30, 2024, decreased $23 million, or 5.1%, from the year-ago quarter, primarily due to a decrease in marketing expense and other miscellaneous expenses, offset slightly by an increase in computer processing expense. For the nine months ended September 30, 2024, other nonpersonnel expense including the impact of the additional FDIC special assessment of $28 million, decreased $40 million, or 2.9%, from the nine months ended September 30, 2023, primarily due to decreases across most other expense categories, offset slightly by an increase in computer processing expense.

Income taxes

We recorded a tax benefit of $95 million for the third quarter of 2024 and tax expense of $65 million for the third quarter of 2023. The tax benefit recorded during the third quarter of 2024 resulted primarily from the $918 million loss on the sale of securities incurred as part of a strategic repositioning of our securities portfolio. We recorded tax expense of $26 million for the nine months ended September 30, 2024, compared to $204 million for the nine months ended September 30, 2023.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $86 million for the third quarter of 2024, compared to $65 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank increased by $50 million, or 9.4%, compared to the third quarter of 2023
•Average loans and leases decreased $3.3 billion, or 7.9%, from the third quarter of 2023, driven by broad-based declines across all loan categories
•Average deposits increased $3.7 billion, or 4.5%, from the third quarter of 2023, driven by growth in retail deposits

•Provision for credit losses increased $38 million compared to the third quarter of 2023, driven by changes in economic outlook and higher net charge-offs, partly offset by planned balance sheet optimization efforts
•Noninterest income decreased $11 million, or 4.6%, from the third quarter of 2023, driven by declines in service charges on deposit accounts and cards and payments income, partially offset by favorability in trust and investment services
•Noninterest expense decreased $27 million, or 4.0%, from the third quarter of 2023, reflective of lower marketing expense
Commercial Bank

Summary of operations

•Net income attributable to Key of $300 million for the third quarter of 2024, compared to $240 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $14 million, compared to the third quarter of 2023
•Average loan and lease balances decreased $8.1 billion, compared to the third quarter of 2023, driven by a decline in commercial and industrial loans
•Average deposit balances increased $2.6 billion, or 4.7%, compared to the third quarter of 2023, driven by our focus on growing deposits across our commercial businesses

•Provision for credit losses decreased $27 million compared to the third quarter of 2023, driven by the impact of balance sheet optimization efforts, partly offset by slowing credit portfolio migration, changes in economic outlook, and higher net charge-offs
•Noninterest income increased $45 million from the third quarter of 2023, primarily driven by an increase in investment banking and debt placement fees and commercial mortgage servicing fees
•Noninterest expense increased $12 million compared the third quarter of 2023, driven by higher incentive compensation related to stronger investment banking and debt placement fees

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at September 30, 2024
(a)Consumer loans include Consumer loans and Credit cards. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At September 30, 2024, total loans outstanding from continuing operations were $105.3 billion, compared to $112.6 billion at December 31, 2023. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 107 of our 2023 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $72.4 billion at September 30, 2024, a decrease of $5.2 billion, or 6.7%, compared to December 31, 2023, primarily reflecting declines in commercial and industrial loans and commercial mortgage real estate loans.

Figure 8 provides our commercial loan portfolios by industry classification at September 30, 2024, and December 31, 2023.

Figure 8. Commercial Loans by Industry

September 30, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$887	$117	$82	$1,086	1.5%
Automotive	2,165	705	2	2,872	4.0
Business services	3,136	270	91	3,497	4.8
Commercial real estate	7,545	12,174	3	19,722	27.2
Construction materials and contractors	2,023	267	219	2,509	3.5
Consumer goods	3,812	568	202	4,582	6.3
Consumer services	4,224	695	341	5,260	7.3
Equipment	1,787	162	139	2,088	2.9
Finance	9,631	99	219	9,949	13.7
Healthcare	2,747	1,204	230	4,181	5.8
Materials and extraction	2,228	203	138	2,569	3.5
Oil and gas	1,986	31	9	2,026	2.8
Public exposure	2,175	8	417	2,600	3.6
Technology, media, and telecom	620	10	60	690	1.0
Transportation	945	124	306	1,375	1.9
Utilities	6,635	6	414	7,055	9.7
Other	228	87	41	356	.5
Total	$52,774	$16,730	$2,913	$72,417	100.0%

December 31, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$925	$114	$74	$1,113	1.4%
Automotive	2,153	833	4	2,990	3.9
Business services	3,387	243	112	3,742	4.8
Commercial real estate	8,229	13,113	8	21,350	27.5
Construction materials and contractors	2,311	292	265	2,868	3.7
Consumer goods	3,851	622	268	4,741	6.1
Consumer services	4,568	774	327	5,669	7.3
Equipment	2,405	171	168	2,744	3.5
Finance	8,908	104	284	9,296	12.0
Healthcare	3,222	1,456	303	4,981	6.4
Materials and extraction	2,402	304	152	2,858	3.7
Oil and gas	2,212	37	12	2,261	2.9
Public exposure	2,241	8	513	2,762	3.6
Technology, media, and telecom	807	11	78	896	1.2
Transportation	988	97	466	1,551	2.0
Utilities	6,418	6	459	6,883	8.9
Other	788	68	30	886	1.1
Total	$55,815	$18,253	$3,523	$77,591	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at September 30, 2024, and 50% at December 31, 2023. This portfolio is approximately 89% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $52.8 billion at September 30, 2024, a decrease of $3.0 billion, or 5.4%, compared to December 31, 2023. The decrease was broad-based across most industry categories and reflects the residual impact of our balance sheet optimization efforts.

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

At September 30, 2024, commercial real estate loans totaled $16.7 billion, which includes $13.6 billion of mortgage loans and $3.1 billion of construction loans. Compared to December 31, 2023, this portfolio decreased $1.5 billion, or 8.3%, driven by decreases in nonowner-occupied. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at September 30, 2024.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 18% of commercial real estate loans as of September 30, 2024. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of September 30, 2024, 81% of our construction portfolio are multi-family project loans. Our office exposure only represents 5% of commercial real estate loans at period end.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2024
Nonowner-occupied:
Diversified	$1	$—	$—	$3	$—	$11	$121	$136.8%		$—	$136
Industrial	44	1	62	106	245	287	18	763	4.6	141	622
Land & Residential	9	2	4	7	—	19	—	41.2		18	23
Lodging	48	—	12	4	46	56	60	226	1.4	—	226
Medical Office	35	—	42	1	21	98	81	278	1.7	—	278
Multifamily	1,311	453	1,253	1,273	2,454	1,227	416	8,387	50.1	2,492	5,895
Office	108	1	134	74	106	236	93	752	4.5	—	752
Retail	160	6	82	162	52	243	184	889	5.3	43	846
Self Storage	44	—	45	15	77	19	186	386	2.3	12	374
Senior Housing	131	22	115	92	55	116	113	644	3.8	152	492
Skilled Nursing	—	—	—	—	77	170	91	338	2.0	—	338
Student Housing	39	—	—	26	140	—	—	205	1.2	50	155
Other	1	10	5	35	37	52	137	277	1.7	—	277
Total nonowner-occupied	1,931	495	1,754	1,798	3,310	2,534	1,500	13,322	79.6	2,908	10,414
Owner-occupied	1,091	1	321	614	157	1,035	189	3,408	20.4	185	3,223
Total	$3,022	$496	$2,075	$2,412	$3,467	$3,569	$1,689	$16,730	100.0%	$3,093	$13,637

Nonperforming loans	$3	$—	$60	$62	$44	$7	$—	$176	N/M	$—	$176
Accruing loans past due 90 days or more	15	—	—	1	2	45	4	67	N/M	2	65
Accruing loans past due 30 through 89 days	5	—	9	3	—	9	1	27	N/M	—	27

December 31, 2023
Nonowner-occupied:
Diversified	$3	$—	$—	$3	$—	$16	$164	$186	1.0%	$—	$186
Industrial	58	24	80	110	230	280	20	802	4.4	168	634
Land & Residential	5	3	3	5	3	21	—	40.2		18	22
Lodging	48	—	3	4	46	66	55	222	1.2	5	217
Medical Office	37	—	42	1	21	97	75	273	1.5	27	246
Multifamily	1,237	552	1,271	1,272	2,707	1,370	444	8,853	48.5	2,389	6,464
Office	142	—	153	76	118	285	50	824	4.5	—	824
Retail	213	6	84	183	102	297	213	1,098	6.0	75	1,023
Self Storage	62	—	45	15	72	32	171	397	2.2	4	393
Senior Housing	124	22	143	88	65	120	213	775	4.2	126	649
Skilled Nursing	—	—	—	66	—	202	215	483	2.6	—	483
Student Housing	—	—	—	27	158	—	—	185	1.0	59	126
Other	1	12	8	35	37	67	160	320	1.8	—	320
Total nonowner-occupied	1,930	619	1,832	1,885	3,559	2,853	1,780	14,458	79.2	2,871	11,587
Owner-occupied	1,141	1	414	720	167	1,352	—	3,795	20.8	195	3,600
Total	$3,071	$620	$2,246	$2,605	$3,726	$4,205	$1,780	$18,253	100.0%	$3,066	$15,187

Nonperforming loans	$1	$—	$46	$1	$9	$5	$38	$100	N/M	$—	$100
Accruing loans past due 90 days or more	1	—	—	6	—	3	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	3	—	12	—	7	7	—	29	N/M	—	29

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions
N/M = not meaningful

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2024, totaled $32.9 billion, a decrease of $2.1 billion, or 6.0%, from December 31, 2023. The decrease was driven by declines across all consumer loan categories and reflect the higher interest rate environment and our focus on originating salable loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of September 30, 2024, representing 61% of consumer loans outstanding. This is followed by our home equity portfolio representing 20% of consumer loans outstanding at September 30, 2024.

We held the first lien position for approximately 65% of the home equity portfolio at September 30, 2024, and 64% at December 31, 2023. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2023 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
September 30, 2024
Washington	$4,335	$954	$211	$83	$5,583
Ohio	2,685	928	157	175	3,945
New York	751	1,814	743	322	3,630
Colorado	2,910	260	137	28	3,335
California	2,216	14	458	3	2,691
Oregon	1,210	546	95	40	1,891
Pennsylvania	414	464	342	58	1,278
Florida	739	41	388	12	1,180
Utah	815	239	59	17	1,130
Connecticut	705	233	109	27	1,074
Other	3,342	1,062	2,639	149	7,192
Total	$20,122	$6,555	$5,338	$914	$32,929

December 31, 2023
Washington	$4,520	$1,020	$227	$88	$5,855
Ohio	2,704	1,029	251	203	4,187
New York	805	1,993	775	347	3,920
Colorado	3,001	277	149	32	3,459
California	2,294	14	500	3	2,811
Oregon	1,269	585	108	43	2,005
Pennsylvania	445	517	379	63	1,404
Florida	782	42	416	14	1,254
Utah	851	252	64	18	1,185
Connecticut	765	255	113	29	1,162
Other	3,522	1,155	2,934	162	7,773
Total	$20,958	$7,139	$5,916	$1,002	$35,015

Figure 11 summarizes our loan sales for the nine months ended September 30, 2024, and all of 2023.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2024
Third quarter	$60	$1,406	$90	$393	$1,949
Second quarter	56	860	61	312	1,289
First quarter	86	1,554	85	209	1,934
Total	$202	$3,820	$236	$914	$5,172
2023
Fourth quarter	$34	$1,735	$21	$340	$2,130
Third quarter	85	2,861	49	345	3,340
Second quarter	118	1,431	28	283	1,860
First quarter	125	1,121	164	135	1,545
Total	$362	$7,148	$262	$1,103	$8,875

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Commercial real estate loans	$557,387	$535,826	$505,152	$499,449	$500,373
Residential mortgage	11,303	11,217	11,166	11,193	11,094
Education loans	199	212	230	248	263
Commercial lease financing	1,808	1,849	1,888	1,946	2,005
Commercial loans	617	656	660	667	685
Consumer direct	347	367	386	408	431
Consumer indirect	412	524	649	792	947
Total	$572,073	$550,651	$520,131	$514,703	$515,798

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.7 billion of the $572.1 billion of loans administered or serviced at September 30, 2024. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio is constructed to help manage overall interest rate risk and provide a source of liquidity, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $41.9 billion at September 30, 2024, compared to $45.8 billion at December 31, 2023. Available-for-sale securities were $34.2 billion at September 30, 2024, compared to $37.2 billion at December 31, 2023. Held-to-maturity securities were $7.7 billion at September 30, 2024, and $8.6 billion at December 31, 2023.

As shown in Figure 13, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, refer to our 2023 Form 10-K within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Securities” and Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.” Additionally refer to Note 6 (“Securities”) within this report.

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	September 30, 2024	December 31, 2023
FHLMC & FNMA	$16,615	$24,302
GNMA	15,613	11,665
Total (a)	$32,228	$35,967

(a) Includes securities in the available-for-sale portfolio recorded at fair value and securities in the held-to-maturity portfolio recorded at amortized cost.

Securities available for sale

The majority of our securities available for sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. In September 2024, we initiated a strategic repositioning of our securities available for sale portfolio by selling approximately $7.0 billion in market value of low-yielding mortgage-backed securities. The investment securities that were sold had a weighted average book yield of approximately 2.3% and an average duration of approximately six years. Reinvestment of the proceeds from the sale was completed in October of 2024, with the new securities having an average book yield of approximately 4.95% and an average duration of approximately four years. During the third quarter of 2024, along with our customary sale of short-dated U.S. Treasuries set to mature within the quarter, we also sold approximately $3 billion in U.S. Treasuries yielding 50 basis points that were set to mature in the fourth quarter of 2024. We contemplate executing a similar repositioning upon the second closing of the strategic minority investment from Scotiabank, which is expected to occur in the first quarter of 2025 and is subject to Federal Reserve approval. Any contemplated securities repositioning is subject to market conditions and satisfaction of all regulatory requirements. Figure 14 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Total	Weighted-Average Yield (b)
September 30, 2024
Remaining maturity:
One year or less	$2,171	$5	$4	$508	$2,688	3.74%
After one through five years	6,942	1,397	2,602	837	11,778	3.61
After five through ten years	40	8,466	1,410	2,385	12,301	2.13
After ten years	70	3,123	3,305	904	7,402	2.83
Fair value	$9,223	$12,991	$7,321	$4,634	$34,169
Amortized cost	$9,156	$15,647	$7,808	$5,002	$37,613	2.88%
Weighted-average yield (b)	4.12%	1.89%	3.37%	2.93%	2.88%
Weighted-average maturity	2.0 years	8.5 years	10.3 years	6.8 years	7.1 years
December 31, 2023
Fair value	$9,026	$15,478	$3,589	$9,092	$37,185
Amortized cost	9,300	18,911	4,189	10,295	42,695	1.79%
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2024
Remaining maturity:
One year or less	$33	$—	$41	$2	$2	$78	2.39%
After one through five years	1,663	103	1,265	389	24	3,444	3.19
After five through ten years	2,136	7	250	3	—	2,396	3.54
After ten years	911	44	829	—	—	1,784	3.79
Amortized cost	$4,743	$154	$2,385	$394	$26	$7,702	3.43%
Fair value	$4,533	$143	$2,234	$381	$26	$7,317
Weighted-average yield (b)	3.80%	2.82%	2.95%	2.09%	4.17%	3.43%
Weighted-average maturity	6.8 years	7.2 years	8.3 years	1.6 years	2.2 years	7.0 years
December 31, 2023
Amortized cost	$5,170	$165	$2,473	$738	$29	$8,575	3.49%
Fair value	4,896	152	2,270	709	29	8,056
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at September 30, 2024
The following presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	September 30, 2024	December 31, 2023
Money market deposits	$40.5	$37.0
Demand deposits	56.4	57.7
Savings deposits	4.8	5.4
Time deposits	18.4	14.8
Noninterest bearing deposits	30.4	30.7
Total	$150.4	$145.6

Our highly diversified deposit base is our primary source of funding. At September 30, 2024, our deposits totaled $150.4 billion, an increase of $4.8 billion, compared to December 31, 2023. During the third quarter of 2024, we replaced approximately $4.5 billion of FHLB advances with lower-cost client deposits.

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

Figure 17. Estimated Uninsured Deposits

Dollars in billions	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Uninsured deposits(a)	$66.6	$62.3	$62.1	$61.5	$61.5
Total deposits	150.4	145.7	144.2	145.6	144.3
Uninsured % of Deposits	44%	43%	43%	42%	43%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$11.8	$10.5	$10.0	$9.5	$8.7

As of September 30, 2024, approximately $14.8 billion of uninsured deposits were collateralized by government-backed securities compared to $13.1 billion as of December 31, 2023.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $18.1 billion at September 30, 2024, compared to $22.6 billion at December 31, 2023. The decrease of $4.5 billion reflects a reduction of FHLB funding that was replaced with lower-cost client deposits. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part II, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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
$191
$193
$193
$194
$194
$—
$—
$—
$—
$—
3Q23
4Q23
1Q24
2Q24
3Q24
OPEN MARKET COMMON SHARE REPURCHASES
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the third quarter of 2024. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 16 in the “Supervision and Regulation” section of our 2023 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 27,470 holders of record at September 30, 2024. Our book value per Common Share was $14.53 based on 991.3 million shares outstanding at September 30, 2024, compared to $13.02 per Common Share based on 936.6 million shares outstanding at December 31, 2023. At September 30, 2024, our tangible book value per Common Share was $11.72, compared to $10.02 per Common Share at December 31, 2023.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2024			2023
In thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	943,200	942,776	936,564	936,161	935,733
Shares issued under employee compensation plans (net of cancellations and returns)	222	424	6,212	403	428
Shares issued under Scotiabank investment agreement	47,829	—	—	—	—
Shares outstanding at end of period	991,251	943,200	942,776	936,564	936,161

As shown above, Common Shares outstanding increased by 48.1 million shares during the third quarter of 2024, primarily attributable to shares in connection with the strategic minority investment by Scotiabank. We did not complete any open market share repurchases in the third quarter of 2024.

At September 30, 2024, we had 265.5 million treasury shares, compared to 320.1 million treasury shares at December 31, 2023. The decrease in treasury shares during the third quarter of 2024 was primarily attributable to the issuance of 47.8 million shares to Scotiabank in connection with the first closing of the strategic minority investment. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2024. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2023 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 8.9% and 7.8% at September 30, 2024, and December 31, 2023, respectively. Our tangible common equity to tangible assets ratio was 6.2% and 5.1% at September 30, 2024, and December 31, 2023, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2024, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at September 30, 2024, and December 31, 2023, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2023 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	September 30, 2024	December 31, 2023
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$16,852	$14,637
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	59	118
	Common Equity Tier 1 capital before adjustments and deductions	14,465	12,309
Less:	Goodwill, net of deferred taxes	2,581	2,594
	Intangible assets, net of deferred taxes	28	49
	Deferred tax assets	92	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,845)	(4,296)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(163)	(656)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(273)	(277)
	Total Common Equity Tier 1 capital	$15,045	$14,894
TIER 1 CAPITAL
Common Equity Tier 1		$15,045	$14,894
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$17,491	$17,340
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,756	$2,020
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,710	1,668
Less:	Deductions	—	—
	Total Tier 2 capital	3,466	3,688
	Total risk-based capital	$20,957	$21,028
RISK-WEIGHTED ASSETS(e)
Risk-weighted assets on balance sheet		$106,844	$115,861
Risk-weighted off-balance sheet exposure		30,707	31,555
Market risk-equivalent assets		1,511	1,159
Gross risk-weighted assets		139,062	148,575
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$139,062	$148,575
AVERAGE QUARTERLY TOTAL ASSETS		$190,341	$191,948
CAPITAL RATIOS(e)
Tier 1 risk-based capital		12.58%	11.67%
Total risk-based capital		15.07%	14.15%
Leverage (d)		9.19%	9.03%
Common Equity Tier 1		10.82%	10.02%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $13 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2024, and December 31, 2023, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)September 30, 2024 capital ratios and risk weighted assets are estimates.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At September 30, 2024, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to Market Risk Rule compliance, see “Market Risk Management” beginning on page 76 of our 2023 Form 10-K.

VaR and stressed VaR. VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios. The MRM calculates VaR and stressed VaR at various confidence levels daily, and the results are closely monitored. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. Historical moves in risk factors across various asset classes are incorporated in VaR metrics. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancellable provisions. VaR is calculated using daily observations over a one-year lookback period and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. For more information regarding our VaR model, its governance, and assumptions, see “Market Risk Management” on page 76 of our 2023 Form 10-K.

Actual losses for the total covered portfolios did not exceed aggregate daily VaR for any day during the quarter ended September 30, 2024, and did not exceed aggregate daily VaR for any day during the quarter ended September 30, 2023. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when daily held profit and loss exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.3 million at September 30, 2024, and $1.7 million at September 30, 2023. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2024, and September 30, 2023.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.3	$.7	$.9	$.8	$1.2	$.8	$1.0	$1.1
Derivatives:
Interest rate	$.5	$.3	$.4	$.4	$.8	$.3	$.4	$.4

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.9 million at September 30, 2024, and $4.3 million at September 30, 2023. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2024, and September 30, 2023. The decrease in stressed VaR was primarily due to a change in the size and composition of our fixed income inventory.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$4.4	$2.6	$3.4	$2.6	$3.9	$1.7	$2.8	$3.8
Derivatives:
Interest rate	$.4	$.2	$.3	$.3	$.5	$.3	$.3	$.3

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $21 million at September 30, 2024, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments and balance sheet growth projections based on a view of macroeconomic conditions and scenarios. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if rates were to gradually increase or decrease from current levels over the next 12 months (subject to a floor on market interest rates at zero).

Figure 22 presents the results of the simulation analysis at September 30, 2024, and September 30, 2023. At September 30, 2024, our simulated impact to changes in interest rates was relatively neutral. The exposure to declining rates has changed from 0.89% as of September 30, 2023 to (0.06)% as of September 30, 2024, as a result of the change in balance sheet mix and positioning. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	September 30, 2024		September 30, 2023
Basis point change assumption	-200	+200	-200	+200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(0.06)%	(0.76)%	0.89%	(2.84)%

Simulation analyses produce an estimate of interest rate exposure based on assumption inputs within the model. Assumptions are tailored to the specific interest rate environment and validated on a regular basis. However, actual results may differ from those derived in simulation analyses due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities or repercussions from exogenous events.

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 25 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 110 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. As of September 30, 2024, EVE policy limits are measured against a +/-200 basis point scenario. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of September 30, 2024.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2024
				Weighted-Average			December 31, 2023
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$18,750	$(354)		1.6	2.3%	4.9%	$15,000	$(641)
Receive fixed/pay variable — conventional debt	9,818	(273)		3.8	2.6	4.9	8,976	(395)
Receive fixed/pay variable — forward loans	9,950	173		3.2	3.8	4.8	4,000	(27)
Receive fixed/pay variable — forward debt	950	35		9.4	3.8	4.8	1,411	(40)
Pay fixed/receive variable — conventional debt	50	—		3.8	5.1	3.6	50	1
Pay fixed/receive variable — securities	12,405	(300)		3.3	4.8	4.1	8,655	(152)
Total portfolio swaps	$51,923	$(719)	(a)	2.9	3.3%	4.7%	$38,092	$(1,254)	(a)

Floors — forward purchased	$3,250	$13		1.4	—%	—%	$3,250	$26
Floors — forward sold	3,250	(4)		1.4	—	—	3,250	(11)
Total floors	$6,500	$9		—	—%	—%	$6,500	$15

(a)Excludes accrued interest of $48 million at September 30, 2024, and accrued interest of $58 million at December 31, 2023.

Liquidity risk management

Liquidity risk, which is inherent in the banking industry, is measured by our ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund new business opportunities at a reasonable cost, in a timely manner, and without adverse consequences. Liquidity management involves maintaining sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in cash flows of assets and liabilities under both normal and adverse conditions.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics, political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. For a discussion of certain risks which may impact our liquidity, see Part I, Item 1A. "Risk Factors" on pages 25-41 of our 2023 Form 10-K. For more information on recent liquidity activity, see the header "Our liquidity position and recent activity" in this report below.

Our credit ratings and rating agency outlooks at September 30, 2024, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us. On August 14, 2024, Moody’s improved its outlook from negative to stable for both KeyCorp and KeyBank. On October 3, 2024 Fitch updated KeyCorp’s and KeyBank’s outlooks from stable to positive.

Figure 24. Credit Ratings

September 30, 2024	Outlook	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Stable	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Stable	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	Stable	F2	N/A	BBB+	N/A	BB	BB
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Stable	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Stable	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	Stable	F2	F2/A-	BBB+	BBB	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

We regularly monitor our liquidity position and funding sources and measure our capacity to obtain funds in a variety of internal liquidity stress test scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly internal stress test for KeyCorp. When we sense or detect emerging conditions that may strain liquidity, we may conduct internal liquidity stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Internal liquidity stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 71% as of September 30, 2024. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at September 30, 2024, and December 31, 2023. During the third quarter of 2024, our secured term borrowings were $4.8 billion, a decrease of $4.5 billion from the prior quarter, reflecting a reduction of FHLB funding that was replaced with lower-cost client deposits.

Figure 25. Available Contingent Liquidity

Dollars in billions	September 30, 2024	December 31, 2023
Available contingent liquidity:
Unpledged securities	$18.4	$7.5
Net balances of federal funds sold and balances in our Federal Reserve account	22.7	10.7
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	37.8	54.7
Unused secured borrowing capacity at the FHLB	16.6	13.6
Total	$95.5	$86.5

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. KeyCorp, the parent company, generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At September 30, 2024, KeyCorp held $4.5 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. KeyCorp did not issue any debt during the third quarter of 2024. During the third quarter of 2024, KeyBank paid $270 million cash dividends to KeyCorp. As of September 30, 2024, KeyBank had regulatory capacity to pay $1.8 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased primarily due to an increase in Key's cash position. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution. On August 12, 2024, we entered into an Investment Agreement with Scotiabank pursuant to which Scotiabank agreed to make a strategic minority investment in KeyCorp of approximately $2.8 billion, representing approximately 14.9% pro forma common stock ownership of KeyCorp. On August 30, 2024, Scotiabank completed the initial purchase of KeyCorp’s Common Shares with an investment of approximately $821 million in gross proceeds. With this investment, Scotiabank owns approximately 4.9% of KeyCorp’s Common Shares. The parties expect to complete the final purchase of approximately $2.0 billion of KeyCorp’s Common Shares in the first quarter of 2025, subject to Federal Reserve approval. Refer to Note 19 (“Shareholders’ Equity”) for additional information on this transaction.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2024, and September 30, 2023.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2023 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at September 30, 2024, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations decreased by $14 million, or 0.9%, from December 31, 2023. The commercial ALLL increased by $50 million, or 4.7%, from December 31, 2023, through September 30, 2024. Our consumer ALLL decreased by $64 million, or 14.3%, from December 31, 2023, through September 30, 2024. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2024			December 31, 2023
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$659	44.1%	50.1%	$556	36.9%	49.6%
Commercial real estate:
Commercial mortgage	358	24.0	12.9	419	27.8	13.5
Construction	64	4.3	2.9	52	3.4	2.7
Total commercial real estate loans	422	28.3	15.8	471	31.2	16.2
Commercial lease financing	29	1.9	2.8	33	2.2	3.1
Total commercial loans	1,110	74.3	68.7	1,060	70.3	68.9
Real estate — residential mortgage	111	7.4	19.1	162	10.7	18.6
Home equity loans	72	4.8	6.2	86	5.7	6.4
Other consumer loans	128	8.6	5.1	122	8.1	5.2
Credit cards	73	4.9	0.9	78	5.2	0.9
Total consumer loans	384	25.7	31.3	448	29.7	31.1
Total ALLL — continuing operations (a)	$1,494	100.0%	100.0%	$1,508	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $13 million at September 30, 2024, and $16 million at December 31, 2023.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended September 30, 2024, increased $83 million compared to the year-ago quarter. Approximately $80 million of charge offs recognized in the third quarter of 2024 consisted of three large credits, two consumer goods companies and one equipment manufacturing company. These three obligations were collateral dependent and had approximately $60 million in specifically allocated reserves which were in place prior to the third quarter of 2024.

Figure 27. Net Loan Charge-offs from Continuing Operations (a)

	2024			2023
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$124	$55	$54	$38	$52
Real estate — Commercial mortgage	6	9	5	23	1
Real estate — Construction	—	—	—	(1)	—
Commercial lease financing	—	3	(2)	(1)	(1)
Total commercial loans	130	67	57	59	52
Real estate — Residential mortgage	(1)	—	(1)	(1)	(1)
Home equity loans	—	—	—	(2)	—
Other consumer loans	15	14	14	13	12
Credit cards	10	10	11	7	8
Total consumer loans	24	24	24	17	19
Total net loan charge-offs	$154	$91	$81	$76	$71
Net loan charge-offs to average loans	.58%	.34%	.29%	.26%	.24%
Net loan charge-offs from discontinued operations — education lending business	$1	$—	$1	$1	$—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Net Loan Charge-offs to Average Loans from Continuing Operations (a)

	2024			2023
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	0.93%	0.41%	0.39%	0.27%	0.35%
Real estate — commercial mortgage	0.17	0.25	0.14	0.59	0.03
Real estate — construction	—	—	—	(0.13)	—
Commercial lease financing	—	0.38	(0.24)	(0.11)	(0.11)
Total commercial loans	0.71	0.36	0.30	0.30	0.25
Real estate — residential mortgage	(0.02)	—	(0.02)	(0.02)	(0.02)
Home equity loans	—	—	—	(0.11)	—
Other consumer loans	1.10	1.01	0.97	0.86	0.77
Credit cards	4.33	4.31	4.64	2.81	3.20
Total consumer loans	0.29	0.29	0.28	0.19	0.21
Total net loan charge-offs	0.58%	0.34%	0.29%	0.26%	0.24%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2024	2023	2024	2023
Average loans outstanding	$106,244	$117,627	$108,738	$119,371
Allowance for loan and lease losses at beginning of period	1,547	1,480	1,508	1,337
Loans charged off:
Commercial and industrial	131	62	279	139
Real estate — commercial mortgage	7	1	22	15
Real estate — construction	—	—	—	—
Commercial lease financing	—	—	6	—
Total commercial loans	138	63	307	154
Real estate — residential mortgage	—	—	2	1
Home equity loans	1	1	2	4
Other consumer loans	17	14	49	37
Credit cards	11	9	35	27
Total consumer loans	29	24	88	69
Total loans charged off	167	87	395	223
Recoveries:
Commercial and industrial	7	10	46	33
Real estate — commercial mortgage	1	—	2	1
Real estate — construction	—	—	—	—
Commercial lease financing	—	1	5	4
Total commercial loans	8	11	53	38
Real estate — residential mortgage	1	1	4	3
Home equity loans	1	1	2	3
Other consumer loans	2	2	6	7
Credit cards	1	1	4	4
Total consumer loans	5	5	16	17
Total recoveries	13	16	69	55
Net loan charge-offs	(154)	(71)	(326)	(168)
Provision (credit) for loan and lease losses	101	79	312	319
Allowance for loan and lease losses at end of period	$1,494	$1,488	$1,494	$1,488
Liability for credit losses on off-balance sheet exposures at beginning of period	286	291	296	225
Provision (credit) for losses on off-balance sheet exposures	(6)	2	(16)	68
Other	—	(3)	—	(3)
Liability for credit losses on off-balance sheet exposures at end of period(a)	$280	$290	$280	$290
Total allowance for credit losses at end of period	$1,774	$1,778	$1,774	$1,778
Net loan charge-offs to average total loans	.58%	.24%	.40%	.19%
Allowance for loan and lease losses to period-end loans	1.42	1.29	1.42	1.29
Allowance for credit losses to period-end loans	1.68	1.54	1.68	1.54
Allowance for loan and lease losses to nonperforming loans	205.2	327.0	205.2	327.0
Allowance for credit losses to nonperforming loans	243.7	390.8	243.7	390.8

Discontinued operations — education lending business:
Loans charged off	$1	$—	$3	$3
Recoveries	—	—	1	1
Net loan charge-offs	$(1)	$—	$(2)	$(2)

(a)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at September 30, 2024, increased $150 million from December 31, 2023.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2023 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Commercial and industrial	$365	$358	$360	$297	$214
Real estate — commercial mortgage	176	173	113	100	63
Real estate — construction	—	—	—	—	—
Total commercial real estate loans (a)	176	173	113	100	63
Commercial lease financing	—	1	1	—	1
Total commercial loans (b)	541	532	474	397	278
Real estate — residential mortgage	87	77	79	71	72
Home equity loans	90	91	95	97	97
Other consumer loans	4	4	4	4	4
Credit cards	6	6	6	5	4
Total consumer loans	187	178	184	177	177
Total nonperforming loans	728	710	658	574	455
OREO	13	17	16	17	16
Nonperforming loans held for sale	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$741	$727	$674	$591	$471
Accruing loans past due 90 days or more	$166	$137	$119	$107	$52
Accruing loans past due 30 through 89 days	184	282	242	222	178
Nonperforming assets from discontinued operations — education lending business	2	3	2	3	2
Nonperforming loans to period-end portfolio loans	.69%	.66%	.60%	.51%	.39%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.70	.68	.61	.52	.41
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2024			2023
Dollars in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$710	$658	$574	$455	$431
Loans placed on nonaccrual status	271	317	243	297	159
Charge-offs	(167)	(131)	(97)	(95)	(87)
Loans sold	(32)	(22)	(5)	(9)	(4)
Payments	(37)	(76)	(35)	(56)	(25)
Transfers to OREO	(1)	(1)	(2)	(2)	(3)
Loans returned to accrual status	(16)	(35)	(20)	(16)	(16)
Balance at end of period	$728	$710	$658	$574	$455

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$16,852	$14,789	$14,547	$14,637	$13,356
Less:	Intangible assets (a)	2,786	2,793	2,799	2,806	2,816
	Preferred Stock (b)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$11,620	$9,550	$9,302	$9,385	$8,094
Total assets (GAAP)		$189,763	$187,450	$187,485	$188,281	$187,851
Less:	Intangible assets (a)	2,786	2,793	2,799	2,806	2,816
	Tangible assets (non-GAAP)	$186,977	$184,657	$184,686	$185,475	$185,035
	Tangible common equity to tangible assets ratio (non-GAAP)	6.2%	5.2%	5.0%	5.1%	4.4%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,759	$14,474	$14,649	$13,471	$13,831	$14,963	$14,020
Less:	Intangible assets (average) (c)	2,789	2,796	2,802	2,811	2,821	2,796	2,831
	Preferred Stock (average)	2,500	2,500	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP)	$10,470	$9,178	$9,347	$8,160	$8,510	$9,667	$8,689
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$(447)	$237	$183	$30	$266	$(27)	$791
Average tangible common equity (non-GAAP)		10,470	9,178	9,347	8,160	8,510	9,667	8,689
Return on average tangible common equity from continuing operations (non-GAAP)		(17.0)%	10.4%	7.9%	1.5%	12.4%	(0.37)%	12.17%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$(446)	$238	$183	$30	$267	$(25)	$794
Average tangible common equity (non-GAAP)		10,470	9,178	9,347	8,160	8,510	9,667	8,689
Return on average tangible common equity consolidated (non-GAAP)		(16.9)%	10.4%	7.9%	1.5%	12.4%	(0.35)%	12.22%
(a)For the three months ended September 30, 2024, intangible assets exclude less than $1 million of period-end purchased credit card receivables. Intangible assets exclude less than $1 million, $1 million, $1 million, and $1 million of period-end purchased credit card receivables for the three months ended June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023.
(b)Net of capital surplus.
(c)For the three months ended September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023, average intangible assets exclude less than $1 million, less than $1 million, $1 million, $1 million, and $1 million, respectively, of average purchased credit card receivables. For the both the nine months ended September 30, 2024, and September 30, 2023, average intangible assets exclude less than $1 million, and $1 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023
Cash efficiency ratio
Noninterest expense (GAAP)		$1,094	$1,079	$1,143	$1,372	$1,110	$3,316	$3,362
Less:	Intangible asset amortization	7	7	8	10	9	22	29
Adjusted noninterest expense (non-GAAP)		$1,087	$1,072	$1,135	$1,362	$1,101	$3,294	$3,333
Net interest income (GAAP)		$952	$887	$875	$921	$915	$2,714	$2,992
Plus:	Taxable-equivalent adjustment	12	12	11	7	8	35	23
	Net interest income TE (non-GAAP)	964	899	886	928	923	2,749	3,015
	Noninterest income (GAAP)	(269)	627	647	610	643	1,005	1,860
Total taxable-equivalent revenue (non-GAAP)		$695	$1,526	$1,533	$1,538	$1,566	$3,754	$4,875
Cash efficiency ratio (non-GAAP)		156.4%	70.2%	74.0%	88.6%	70.3%	87.7%	68.4%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 90 through 95 of our 2023 Form 10-K. During the three months ended September 30, 2024, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Goodwill

Effective in the first quarter of 2024, we realigned our real estate capital business from our Commercial Bank reporting unit to our Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This realignment was identified as a triggering event for purposes of goodwill impairment testing. As a result, interim goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. Additionally, goodwill was reallocated from our Commercial Bank reporting unit to our Institutional Bank reporting unit related to the realignment based on the relative fair value of the transferred business. The results of the impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer, Commercial, and Institutional, exceeded their respective carrying values by more than 10%. Additionally, we monitored events and circumstances through September 30, 2024, including macroeconomic factors, industry and banking sector events, Key specific performance indicators, and the sensitivity of the interim quantitative test results to changes in assumptions through September 30, 2024. At the conclusion of this assessment of all reporting units, we determined that as of September 30, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting units.

Refer to Key’s 2023 Form 10-K for more information on valuation methodologies utilized for goodwill impairment testing. Refer to Note 10 (“Goodwill”) of this report for additional information on the realignment and reallocated goodwill amounts.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2024

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-05 Business Combinations— Joint Venture Formations (Subtopic 805-60)	January 1, 2025 Early adoption is permitted.	This guidance requires that a joint venture apply a new basis of accounting upon its initial formation. By doing this, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value, with certain exceptions. Existing joint ventures have the option to apply this new guidance retrospectively as long as they have sufficient information to do so.
The guidance is not expected to have any impact on Key’s financial condition or results of operations.
ASU 2023-06 Disclosure Improvements	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.	This guidance clarifies and improves disclosure requirements for a variety of topics. The amendments should be applied prospectively.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2023-07 Segment Reporting (Topic 280)	Annual periods beginning January 1, 2024 Interim periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain segment disclosures in annual and interim periods. It also clarifies that companies may report on additional measures if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.

The guidance should be applied on a retrospective basis.
The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2023-09 Income Taxes (Topic 740)	January 1, 2025 Early adoption is permitted.	This guidance requires certain tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2024-01 Compensation—Stock Compensation (Topic 718)	January 1, 2025 Early adoption is permitted.	This guidance adds illustrative examples clarifying how to account for profits interest awards. The guidance should be applied on a prospective or retrospective basis.	This guidance is not expected to have a material impact on Key’s financial condition or results of operations.
ASU 2024-02 Codification Improvements—Amendments to Remove References to the Concepts Statements	January 1, 2025 Early adoption is permitted.	This guidance simplifies the Codification by removing references to Concepts Statements. The guidance should be applied on a prospective or retrospective basis.	This guidance is not expected to have a material impact on Key’s financial condition or results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$1,276	$941
Short-term investments	22,796	10,817
Trading account assets	1,404	1,142
Securities available for sale	34,169	37,185
Held-to-maturity securities (fair value: $7,317 and $8,056)	7,702	8,575
Other investments	1,117	1,244
Loans, net of unearned income of $317 and $356	105,346	112,606
Less: Allowance for loan and lease losses	(1,494)	(1,508)
Net loans	103,852	111,098
Loans held for sale (a)	1,058	483
Premises and equipment	624	661
Goodwill	2,752	2,752
Other intangible assets	34	55
Corporate-owned life insurance	4,379	4,383
Accrued income and other assets	8,323	8,601
Discontinued assets	277	344
Total assets	$189,763	$188,281
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$119,995	$114,859
Noninterest-bearing deposits	30,358	30,728
Total deposits	150,353	145,587
Federal funds purchased and securities sold under repurchase agreements	44	38
Bank notes and other short-term borrowings	2,359	3,053
Accrued expense and other liabilities	4,478	5,412
Long-term debt	15,677	19,554
Total liabilities	172,911	173,644
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,149	6,281
Retained earnings	15,066	15,672
Treasury stock, at cost (265,451,109 and 320,138,094 shares)	(4,839)	(5,844)
Accumulated other comprehensive income (loss)	(3,281)	(5,229)
Total equity	16,852	14,637
Total liabilities and equity	$189,763	$188,281

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $61 million at September 30, 2024, and $51 million at December 31, 2023.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2024	2023	2024	2023
INTEREST INCOME
Loans	$1,516	$1,593	$4,578	$4,645
Loans held for sale	18	19	40	49
Securities available for sale	298	192	789	580
Held-to-maturity securities	70	79	218	234
Trading account assets	15	15	45	42
Short-term investments	244	123	578	276
Other investments	14	22	47	51
Total interest income	2,175	2,043	6,295	5,877
INTEREST EXPENSE
Deposits	887	687	2,486	1,568
Federal funds purchased and securities sold under repurchase agreements	1	9	3	79
Bank notes and other short-term borrowings	43	81	140	263
Long-term debt	292	351	952	975
Total interest expense	1,223	1,128	3,581	2,885
NET INTEREST INCOME	952	915	2,714	2,992
Provision for credit losses	95	81	296	387
Net interest income after provision for credit losses	857	834	2,418	2,605
NONINTEREST INCOME
Trust and investment services income	140	130	415	384
Investment banking and debt placement fees	171	141	467	406
Cards and payments income	84	90	246	256
Service charges on deposit accounts	67	69	196	205
Corporate services income	69	73	206	235
Commercial mortgage servicing fees	73	46	190	142
Corporate-owned life insurance income	36	35	102	96
Consumer mortgage income	12	15	42	40
Operating lease income and other leasing gains	16	22	61	70
Other income	(2)	22	28	33
Net securities gains (losses)	(935)	—	(948)	(7)
Total noninterest income	(269)	643	1,005	1,860
NONINTEREST EXPENSE
Personnel	670	663	1,980	1,986
Net occupancy	66	67	199	202
Computer processing	104	89	307	276
Business services and professional fees	41	38	119	124
Equipment	20	20	60	64
Operating lease expense	14	18	48	59
Marketing	21	28	61	78
Other expense	158	187	542	573
Total noninterest expense	1,094	1,110	3,316	3,362
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(506)	367	107	1,103
Income taxes	(95)	65	26	204
INCOME (LOSS) FROM CONTINUING OPERATIONS	(411)	302	81	899
Income (loss) from discontinued operations	1	1	2	3
NET INCOME (LOSS)	$(410)	$303	$83	$902
Income (loss) from continuing operations attributable to Key common shareholders	$(447)	$266	$(27)	$791
Net income (loss) attributable to Key common shareholders	(446)	267	(25)	794
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$(.47)	$.29	$(.03)	$.85
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	(.47)	.29	(.03)	.86
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$(.47)	$.29	$(.03)	$.85
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	(.47)	.29	(.03)	.85
Weighted-average Common Shares outstanding (000)	948,979	927,131	936,962	927,019
Effect of Common Share options and other stock awards(b)	—	4,613	—	5,213
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	948,979	931,744	936,962	932,232

(a)EPS may not foot due to rounding.
(b)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2024	2023	2024	2023
Net income (loss)	$(410)	$303	$83	$902
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(524), $210, $(495), and $160	1,663	(668)	1,571	(509)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(62), $(22), $(117), and $(50)	199	72	373	161
Net pension and postretirement benefit costs, net of income taxes of $0, $0, $(1), and $(1)	1	1	4	4
Total other comprehensive income (loss), net of tax	1,863	(595)	1,948	(344)
Comprehensive income (loss) attributable to Key	$1,453	$(292)	$2,031	$558

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						83			83
Other comprehensive income (loss)								1,948	1,948
Deferred compensation					(4)				(4)
Cash dividends declared
Common Shares ($.615 per share)						(581)			(581)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Series H Preferred Stock ($1.162500 per depositary share)						(28)			(28)
Employee equity compensation program Common Share repurchases		(1,887)			—		(27)		(27)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,745			(67)		160		93
Common Shares reissued under Scotiabank investment agreement, net of issuance costs		47,829			(61)		872		811
BALANCE AT SEPTEMBER 30, 2024	1,996	991,251	$2,500	$1,257	$6,149	$15,066	$(4,839)	$(3,281)	$16,852

BALANCE AT JUNE 30, 2024	1,996	943,200	$2,500	$1,257	$6,185	$15,706	$(5,715)	$(5,144)	$14,789
Net income (loss)						(410)			(410)
Other comprehensive income (loss)								1,863	1,863
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.205 per share)						(194)			(194)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(8)			—		(1)		(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		230			25		5		30
Common Shares reissued under Scotiabank investment agreement, net of issuance costs		47,829			(61)		872		811
BALANCE AT SEPTEMBER 30, 2024	1,996	991,251	$2,500	$1,257	$6,149	$15,066	$(4,839)	$(3,281)	$16,852

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						902			902
Other comprehensive income (loss)								(344)	(344)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.615 per share)						(575)			(575)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Series H Preferred Stock ($1.162500 per depositary share)						(28)			(28)
Open market Common Share repurchases		(2,550)			—		(38)		(38)
Employee equity compensation program Common Share repurchases		(1,831)			—		(34)		(34)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,217			(26)		131		105
BALANCE AT SEPTEMBER 30, 2023	1,996	936,161	$2,500	$1,257	$6,254	$15,835	$(5,851)	$(6,639)	$13,356

BALANCE AT JUNE 30, 2023	1,996	935,733	$2,500	$1,257	$6,231	$15,759	$(5,859)	$(6,044)	$13,844
Net income (loss)						303			303
Other comprehensive income (loss)								(595)	(595)
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.205 per share)						(191)			(191)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(10)			—		—		—
Common Shares reissued (returned) for stock options and other employee benefit plans		438			24		8		32
BALANCE AT SEPTEMBER 30, 2023	1,996	936,161	$2,500	$1,257	$6,254	$15,835	$(5,851)	$(6,639)	$13,356

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Nine months ended September 30,
(Unaudited)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$83	$902
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	296	387
Depreciation, amortization, and accretion, net	68	121
Increase in cash surrender value of corporate-owned life insurance	(86)	(80)
Stock-based compensation expense	76	90
Deferred income taxes (benefit)	(138)	(36)
Proceeds from sales of loans held for sale	5,099	6,728
Originations of loans held for sale, net of repayments	(5,711)	(6,556)
Net losses (gains) on sales of loans held for sale	(84)	(99)
Net losses (gains) on leased equipment	(8)	(6)
Net securities and other investments losses (gains)	948	7
Net losses (gains) on sales of fixed assets	(4)	11
Net change in:
Trading account assets	(262)	(496)
Accrued income and other assets	224	325
Accrued expense and other liabilities	(780)	361
Other operating activities, net	(784)	207
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,063)	1,866
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(11,979)	(5,439)
Purchases of securities available for sale	(12,562)	(1,178)
Proceeds from sales of securities available for sale	15,898	1,400
Proceeds from prepayments and maturities of securities available for sale	1,758	2,351
Proceeds from prepayments and maturities of held-to-maturity securities	881	1,046
Purchases of held-to-maturity securities	—	(1,179)
Net decrease (increase) in other investments	130	(55)
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	6,962	3,788
Proceeds from sales of portfolio loans	156	117
Proceeds from corporate-owned life insurance	90	68
Purchases of premises, equipment, and software	(42)	(99)
Proceeds from sales of premises and equipment	12	5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,304	825
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,766	1,696
Net increase (decrease) in short-term borrowings	(688)	(5,950)
Net proceeds from issuance of long-term debt	1,565	5,240
Payments on long-term debt	(5,649)	(2,952)
Repurchases of long-term debt	—	(92)
Open market Common Share repurchases	—	(38)
Employee equity compensation program Common Share repurchases	(27)	(34)
Net proceeds from reissuance of Common Shares	5	1
Net proceeds from Scotiabank investment	811	—
Cash dividends paid	(689)	(683)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	94	(2,812)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	335	(121)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	941	887
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,276	$766
Additional disclosures relative to cash flows:
Interest paid	$3,112	$2,137
Income taxes paid (refunded)	69	155
Noncash items:
Reduction of secured borrowing and related collateral	$3	$5
Loans transferred to portfolio from held for sale	123	177
Loans transferred to held for sale from portfolio	3	19
Loans transferred to OREO	4	7
ABS risk retentions	6	7

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified in the statements of cash flows from “other operating activities, net” to either the net change in “accrued income and other assets” or “accrued expense and other liabilities” to align with updated presentation. Some previously reported amounts have been reclassified in the statements of income from “other income” to “net securities gains (losses).”

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

We use the equity method to account for unconsolidated investments in voting rights entities or VIEs if we have significant influence over the entity’s operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% or for which we do not have significant influence are carried at the cost measurement alternative or at fair value. Investments held by our registered broker-dealer and investment company subsidiaries (principal investing entities and Real Estate Capital line of business) are carried at fair value.

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

2. Earnings Per Common Share

Basic earnings per share is the amount of earnings (losses), adjusted for dividends declared on our preferred stock, available to each Common Share outstanding during the reporting periods. Diluted earnings per share is the amount of earnings (losses) available to each Common Share outstanding during the reporting periods adjusted to include the effects of potentially dilutive Common Shares. Potentially dilutive Common Shares include stock options and other stock-based awards. Potentially dilutive Common Shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive.

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share amounts	2024	2023	2024	2023
EARNINGS
Income (loss) from continuing operations	$(411)	$302	$81	$899
Less: Dividends on Preferred Stock	36	36	108	108
Income (loss) from continuing operations attributable to Key common shareholders	(447)	266	(27)	791
Income (loss) from discontinued operations, net of taxes	1	1	2	3
Net income (loss) attributable to Key common shareholders	$(446)	$267	$(25)	$794
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	948,979	927,131	936,962	927,019
Effect of Common Share options and other stock awards(a)	—	4,613	—	5,213
Weighted-average Common Shares and potential Common Shares outstanding (000)(b)	948,979	931,744	936,962	932,232
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$(.47)	$.29	$(.03)	$.85
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (c)	(.47)	.29	(.03)	.86

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$(.47)	$.29	$(.03)	$.85
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders—assuming dilution(c)	(.47)	.29	(.03)	.85
(a)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

Dollars in millions	September 30, 2024	December 31, 2023
Commercial and industrial (b)	$52,774	$55,815
Commercial real estate:
Commercial mortgage	13,637	15,187
Construction	3,093	3,066
Total commercial real estate loans	16,730	18,253
Commercial lease financing (c)	2,913	3,523
Total commercial loans	72,417	77,591
Residential — prime loans:
Real estate — residential mortgage	20,122	20,958
Home equity loans	6,555	7,139
Total residential — prime loans	26,677	28,097
Other consumer loans	5,338	5,916
Credit cards	914	1,002
Total consumer loans	32,929	35,015
Total loans (d)	$105,346	$112,606

(a)Accrued interest of $480 million and $522 million at September 30, 2024, and December 31, 2023, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $219 million and $207 million of commercial credit card balances at September 30, 2024, and December 31, 2023, respectively.
(c)Commercial and industrial includes receivables held as collateral for a secured borrowing of $261 million at September 30, 2024, and no amounts held as collateral for a secured borrowing at December 31, 2023. Commercial lease financing includes receivables held as collateral for a secured borrowing of $3 million and $7 million at September 30, 2024, and December 31, 2023, respectively. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 169 of our 2023 Form 10-K.
(d)Total loans exclude loans of $272 million at September 30, 2024, and $339 million at December 31, 2023, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2023 Form 10-K.

The ALLL at September 30, 2024, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2024:

Dollars in millions	June 30, 2024	Provision		Charge-offs	Recoveries	September 30, 2024
Commercial and Industrial	$682	$101		$(131)	$7	$659
Commercial real estate:
Real estate — commercial mortgage	383	(19)		(7)	1	358
Real estate — construction	66	(2)		—	—	64
Total commercial real estate loans	449	(21)		(7)	1	422
Commercial lease financing	29	—		—	—	29
Total commercial loans	1,160	80		(138)	8	1,110
Real estate — residential mortgage	115	(5)		—	1	111
Home equity loans	71	1		(1)	1	72
Other consumer loans	128	15		(17)	2	128
Credit cards	73	10		(11)	1	73
Total consumer loans	387	21		(29)	5	384
Total ALLL — continuing operations	1,547	101	(a)	(167)	13	1,494
Discontinued operations	14	—		(1)	—	13
Total ALLL — including discontinued operations	$1,561	$101		$(168)	$13	$1,507

(a)Excludes a credit for losses on lending-related commitments of $6 million.

Three months ended September 30, 2023:

Dollars in millions	June 30, 2023	Provision		Charge-offs	Recoveries	September 30, 2023
Commercial and Industrial	$599	$29		$(62)	$10	$576
Commercial real estate:
Real estate — commercial mortgage	315	46		(1)	—	360
Real estate — construction	39	9		—	—	48
Total commercial real estate loans	354	55		(1)	—	408
Commercial lease financing	33	(2)		—	1	32
Total commercial loans	986	82		(63)	11	1,016
Real estate — residential mortgage	200	(20)		—	1	181
Home equity loans	96	(5)		(1)	1	91
Other consumer loans	126	11		(14)	2	125
Credit cards	72	11		(9)	1	75
Total consumer loans	494	(3)		(24)	5	472
Total ALLL — continuing operations	1,480	79	(a)	(87)	16	1,488
Discontinued operations	18	(1)		—	—	17
Total ALLL — including discontinued operations	$1,498	$78		$(87)	$16	$1,505

(a)Excludes a provision for losses on lending-related commitments of $2 million.

Nine months ended September 30, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	September 30, 2024
Commercial and Industrial	$556	$336		$(279)	$46	$659
Commercial real estate:
Real estate — commercial mortgage	419	(41)		(22)	2	358
Real estate — construction	52	12		—	—	64
Total commercial real estate loans	471	(29)		(22)	2	422
Commercial lease financing	33	(3)		(6)	5	29
Total commercial loans	1,060	304		(307)	53	1,110
Real estate — residential mortgage	162	(53)		(2)	4	111
Home equity loans	86	(14)		(2)	2	72
Other consumer loans	122	49		(49)	6	128
Credit cards	78	26		(35)	4	73
Total consumer loans	448	8		(88)	16	384
Total ALLL — continuing operations	1,508	312	(a)	(395)	69	1,494
Discontinued operations	16	(1)		(3)	1	13
Total ALLL — including discontinued operations	$1,524	$311		$(398)	$70	$1,507

(a)Excludes a credit for losses on lending-related commitments of $16 million.

Nine months ended September 30, 2023:

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	September 30, 2023
Commercial and Industrial	$601	$81		$(139)	$33	$576
Commercial real estate:
Real estate — commercial mortgage	203	171		(15)	1	360
Real estate — construction	28	20		—	—	48
Total commercial real estate loans	231	191		(15)	1	408
Commercial lease financing	32	(4)		—	4	32
Total commercial loans	864	268		(154)	38	1,016
Real estate — residential mortgage	196	(17)		(1)	3	181
Home equity loans	98	(6)		(4)	3	91
Other consumer loans	113	42		(37)	7	125
Credit cards	66	32		(27)	4	75
Total consumer loans	473	51		(69)	17	472
Total ALLL — continuing operations	1,337	319	(a)	(223)	55	1,488
Discontinued operations	21	(2)		(3)	1	17
Total ALLL — including discontinued operations	$1,358	$317		$(226)	$56	$1,505

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

Economic Outlook

As of September 30, 2024, the unemployment rate remained at a relatively low level, although job growth has moderated. Inflation has eased, largely due to restrictive monetary policy and a higher interest rate environment. Commercial real estate values continue to be under pressure, with the office class showing the most vulnerability. Economic uncertainty remains elevated, primarily due to geopolitical tensions and uncertainty surrounding the upcoming U.S. presidential election. We used the Moody’s August 2024 Consensus forecast as the baseline forecast to estimate expected credit losses as of September 30, 2024. We determined this forecast to be a reasonable view of the economic outlook, based on all available information at quarter end.

The baseline scenario reflects continued economic resiliency, but slower growth for the remainder of 2024 and into 2025 as higher rates continue to take their toll. U.S. GDP is expected to grow at an annual rate of approximately 2.6% and 1.8% for 2024 and 2025, respectively, compared to 2.5% in 2023. The National Unemployment Rate was 4.2% in the third quarter of 2024, will remain steady into late-2025 according to the forecast. The forecast also assumes the Federal Funds rate begins to ease in the third quarter 2024, while the U.S. Consumer Price Index is forecasted at 3.0% for all of 2024. The outlook for the National Home Price Index has improved, now reflecting 3.3% growth through 2024, while the Commercial Real Estate Price Index is forecasted to drop 4% by the end of 2024.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL. As a result of the current economic uncertainty, our future loss estimates may vary considerably from our September 30, 2024 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased by $50 million, or 4.3%, from June 30, 2024. The overall decrease in the commercial allowance was driven by changes in portfolio activity, including the effects of continuing balance sheet optimization efforts, partly offset by economic changes.

The reserve decrease reflects strategic and ongoing loan attrition mostly within the C&I portfolio. The reserve decrease is offset by credit portfolio migration as well as impacts from the extended period of higher interest rates and the current inflationary environment.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $3 million, or 0.8%, from June 30, 2024. The overall decrease in the consumer allowance was driven by the impact of balance sheet optimization efforts, partly offset by credit quality normalization post-pandemic.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of September 30, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$4,215	$3,330	$7,612	$4,309	$1,895	$4,090	$22,943	$117	$48,511
Criticized (Accruing)	76	224	664	442	261	414	1,779	38	3,898
Criticized (Nonaccruing)	22	19	106	35	3	43	137	—	365
Total commercial and industrial	4,313	3,573	8,382	4,786	2,159	4,547	24,859	155	52,774
Current year gross write-offs	—	6	40	105	4	25	99	—	279
Real estate — commercial mortgage
Risk Rating:
Pass	623	808	3,127	2,344	629	3,338	865	42	11,776
Criticized (Accruing)	19	66	705	372	87	406	22	11	1,688
Criticized (Nonaccruing)	—	—	55	71	2	43	2	—	173
Total real estate — commercial mortgage	642	874	3,887	2,787	718	3,787	889	53	13,637
Current year gross write-offs	—	—	—	—	—	21	1	—	22
Real estate — construction
Risk Rating:
Pass	60	757	1,172	466	88	93	35	2	2,673
Criticized (Accruing)	—	16	116	142	68	78	—	—	420
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	60	773	1,288	608	156	171	35	2	3,093
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	235	465	685	415	255	777	—	—	2,832
Criticized (Accruing)	2	30	17	10	8	14	—	—	81
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	237	495	702	425	263	791		—	2,913
Current year gross write-offs	—	—	—	—	—	6	—	—	6
Total commercial loans	$5,252	$5,715	$14,259	$8,606	$3,296	$9,296	$25,783	$210	$72,417
Total commercial loan current year gross write-offs	$—	$6	$40	$105	$4	$52	$100	$—	$307

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$4,020	$10,145	$6,141	$2,539	$2,064	$3,534	$24,395	$123	$52,961
Criticized (Accruing)	84	361	427	233	127	170	1,140	15	2,557
Criticized (Nonaccruing)	14	49	50	2	28	70	84	—	297
Total commercial and industrial	4,118	10,555	6,618	2,774	2,219	3,774	25,619	138	55,815
Current year gross write-offs	1	7	35	8	11	21	105	—	188
Real estate — commercial mortgage
Risk Rating:
Pass	1,084	3,664	2,922	804	1,545	2,507	1,017	66	13,609
Criticized (Accruing)	6	646	411	15	186	193	20	1	1,478
Criticized (Nonaccruing)	—	—	1	3	7	55	34	—	100
Total real estate — commercial mortgage	1,090	4,310	3,334	822	1,738	2,755	1,071	67	15,187
Current year gross write-offs	—	1	1	11	2	21	3	—	39
Real estate — construction
Risk Rating:
Pass	401	1,185	912	157	62	48	31	8	2,804
Criticized (Accruing)	10	40	60	64	41	47	—	—	262
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	411	1,225	972	221	103	95	31	8	3,066
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	520	878	575	352	307	808	—	—	3,440
Criticized (Accruing)	11	30	9	9	8	16	—	—	83
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	531	908	584	361	315	824	—	—	3,523
Current year gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total commercial loans	$6,150	$16,998	$11,508	$4,178	$4,375	$7,448	$26,721	$213	$77,591
Total commercial loan current year gross write-offs	$1	$8	$36	$19	$13	$42	$108	$—	$227

(a)Accrued interest of $344 million and $383 million as of September 30, 2024, and December 31, 2023, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of September 30, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$159	$692	$5,786	$7,290	$2,275	$1,566	$—	$—	$17,768
660 to 749	52	119	628	697	218	289	—	—	2,003
Less than 660	2	15	82	64	26	140	—	—	329
No Score	1	2	1	1	1	15	1	—	22
Total real estate — residential mortgage	214	828	6,497	8,052	2,520	2,010	1	—	20,122
Current period gross write-offs	1	—	—	—	—	1	—	—	2
Home equity loans
FICO Score:
750 and above	26	33	142	798	631	758	1,926	269	4,583
660 to 749	14	20	54	191	134	198	792	88	1,491
Less than 660	1	5	16	40	30	87	272	25	476
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	41	58	212	1,029	795	1,044	2,994	382	6,555
Current period gross write-offs	—	—	—	—	—	1	1	—	2
Other consumer loans
FICO Score:
750 and above	76	157	1,192	1,258	560	268	90	—	3,601
660 to 749	51	115	291	284	137	113	185	—	1,176
Less than 660	7	25	60	59	31	28	56	—	266
No Score	26	18	17	16	7	14	197	—	295
Total consumer direct loans	160	315	1,560	1,617	735	423	528	—	5,338
Current period gross write-offs	—	5	13	9	5	5	12	—	49
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	438	—	438
660 to 749	—	—	—	—	—	—	368	—	368
Less than 660	—	—	—	—	—	—	107	—	107
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	914	—	914
Current period gross write-offs	—	—	—	—	—	—	35	—	35
Total consumer loans	$415	$1,201	$8,269	$10,698	$4,050	$3,477	$4,437	$382	$32,929
Total consumer loan current period gross write-offs	$1	$5	$13	$9	$5	$7	$48	$—	$88

As of December 31, 2023	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2023	2022	2021	2020	2019	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$680	$5,992	$7,785	$2,392	$586	$923	$—	$—	$18,358
660 to 749	180	739	780	248	90	240	—	—	2,277
Less than 660	15	58	56	22	17	130	—	—	298
No Score	2	1	1	1	—	18	2	—	25
Total real estate — residential mortgage	877	6,790	8,622	2,663	693	1,311	2	—	20,958
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	—	85	1,575	435	114	378	2,034	331	4,952
660 to 749	24	65	229	152	66	164	886	107	1,693
Less than 660	3	13	38	27	17	77	281	31	487
No Score	2	—	—	—	—	1	4	—	7
Total home equity loans	29	163	1,842	614	197	620	3,205	469	7,139
Current period gross write-offs	(1)	—	—	—	—	2	—	1	2
Other consumer loans
FICO Score:
750 and above	185	1,187	1,455	660	277	112	97	—	3,973
660 to 749	150	365	342	171	83	60	199	—	1,370
Less than 660	24	64	65	32	17	16	57	—	275
No Score	30	33	17	11	10	12	185	—	298
Total consumer direct loans	389	1,649	1,879	874	387	200	538	—	5,916
Current period gross write-offs	1	12	10	6	5	3	14	—	51
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	489	—	489
660 to 749	—	—	—	—	—	—	400	—	400
Less than 660	—	—	—	—	—	—	112	—	112
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,002	—	1,002
Current period gross write-offs	—	—	—	—	—	—	37	—	37
Total consumer loans	$1,295	$8,602	$12,343	$4,151	$1,277	$2,131	$4,747	$469	$35,015
Total consumer current period gross write-offs	$—	$12	$10	$6	$5	$6	$51	$1	$91

(a)Accrued interest of $135 million and $139 million as of September 30, 2024, and December 31, 2023, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2023 Form 10-K.

The following aging analysis of past due and current loans as of September 30, 2024, and December 31, 2023, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of September 30, 2024	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$52,258	$41	$37	$73	$365	$516	$52,774
Commercial real estate:
Commercial mortgage	13,369	23	4	65	176	268	13,637
Construction	3,091	—	—	2	—	2	3,093
Total commercial real estate loans	16,460	23	4	67	176	270	16,730
Commercial lease financing	2,913	—	—	—	—	—	2,913
Total commercial loans	$71,631	$64	$41	$140	$541	$786	$72,417
Real estate — residential mortgage	$20,022	$7	$6	$—	$87	$100	$20,122
Home equity loans	6,431	22	8	4	90	124	6,555
Other consumer loans	5,299	16	9	10	4	39	5,338
Credit cards	885	6	5	12	6	29	914
Total consumer loans	$32,637	$51	$28	$26	$187	$292	$32,929
Total loans	$104,268	$115	$69	$166	$728	$1,078	$105,346

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $480 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $100 million in Commercial mortgage and $5 million in Real estate - residential mortgage associated with loans sold to GNMA where Key has the right but not the obligation to repurchase.
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

At September 30, 2024, the carrying amount of our commercial nonperforming loans outstanding represented 83% of their original contractual amount owed, total nonperforming loans outstanding represented 86% of their original contractual amount owed, and nonperforming assets in total were carried at 89% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $14 million and $41 million for the three and nine months ended September 30, 2024, respectively, and $10 million and $26 million for the three and nine months ended September 30, 2023, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $370 million at September 30, 2024 and $301 million at December 31, 2023. As of September 30, 2024, 37% of our nonperforming loans were contractually current versus 41% as of December 31, 2023.

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

At September 30, 2024 and September 30, 2023, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was approximately $73 million and $92 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended September 30, 2024.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months or since the adoption of ASU 2022-02 for the reporting period in 2023. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of September 30, 2024, there were 110 loans totaling $19 million in a trial modification period. As of September 30, 2023, there were 115 loans totaling $17 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $29 million and $67 million at September 30, 2024 and September 30, 2023, respectively.

As of September 30, 2024	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$126	$11	$16	$153	0.29%
Commercial real estate:
Commercial mortgage	28	189	3	—	220	1.61
Construction	—	27	—	—	27	0.87
Total commercial real estate loans	28	216	3	—	247	1.48
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$28	$342	$14	$16	$400	0.55%
Real estate — residential mortgage	1	—	—	11	12	0.06
Home equity loans	3	1	1	6	11	0.17
Other consumer loans	—	1	—	2	3	0.06
Credit cards	—	—	—	4	4	0.44
Total consumer loans	4	2	1	23	30	0.09
Total loans	$32	$344	$15	$39	$430	0.41%

As of September 30, 2023	Interest Rate Reduction	Term Extension	Other	Combination	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$158	$46	$31	$235	0.41%
Commercial real estate:
Commercial mortgage	—	7	—	—	7	0.05
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	7	—	—	7	0.04
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$165	$46	$31	$242	0.30%
Real estate — residential mortgage	1	—		7	8	0.04
Home equity loans	1	—	1	5	7	0.10
Other consumer loans	—	1	—	1	2	0.03
Credit cards	—	—	—	3	3	0.30
Total consumer loans	2	1	1	16	20	0.06
Total loans	$2	$166	$47	$47	$262	0.23%

Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods.

Three months ended September 30, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(17.00)%	0.42
Commercial mortgage	—%	0.43
Real estate — residential mortgage	(1.85)%	2.47
Home equity loans	(4.68)%	5.60
Other consumer loans	(4.18)%	0.40
Credit cards	(12.13)%	0.25

Nine months ended September 30, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(6.29)%	1.14
Commercial mortgage	(1.91)%	0.20
Construction	—%	3.20
Real estate — residential mortgage	(1.73)%	5.77
Home equity loans	(3.75)%	6.44
Other consumer loans	(3.90)%	0.62
Credit cards	(15.21)%	0.75

Three months ended September 30, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	0.21%	0.85
Real estate — residential mortgage	(1.55)%	12.24
Home equity loans	(3.71)%	5.56
Other consumer loans	(4.65)%	1.32
Credit cards	(11.52)%	0.75

Nine months ended September 30, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	0.34%	0.54
Commercial mortgage	—%	1.08
Real estate — residential mortgage	(2.03)%	7.56
Home equity loans	(4.13)%	6.15
Other consumer loans	(4.38)%	0.99
Credit cards	(14.05)%	0.75

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

Three months ended September 30, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$1	$—	$—	$1
Commercial real estate
Commercial mortgage	28	—	—	1	29
Construction	—	—	—	—	—
Total commercial real estate loans	28	—	—	1	29
Total commercial loans	28	1	—	1	30
Home equity loans	$—	$—	$—	$—	$—
Total consumer loans	$—	$—	$—	$—	$—
Total loans	$28	$1	$—	$1	$30

Nine months ended September 30, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$17	$—	$1	$18
Commercial real estate
Commercial mortgage	28	—		1	29
Construction	—	—	—	—	—
Total commercial real estate loans	28	—	—	1	29
Total commercial loans	28	17	—	2	47
Home equity loans	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$28	$17	$—	$3	$48

There were $3 million and $10 million of loans that were modified for borrowers experiencing financial difficulty that received modifications and subsequently defaulted during the three and nine months ended September 30, 2023, respectively.

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty within the past 12 months.

As of September 30, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$132	$18	$3	$153
Commercial real estate
Commercial mortgage	189	—	31	220
Construction	27	—	—	27
Total commercial real estate loans	348	18	34	400
Commercial lease financing	—	—	—	—
Total commercial loans	348	18	34	400
Real estate — residential mortgage	9	3	—	12
Home equity loans	9	1	1	11
Other consumer loans	3	—	—	3
Credit cards	4	—	—	4
Total consumer loans	$25	$4	$1	$30
Total loans	$373	$22	$35	$430

The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023 through September 30, 2023.

As of September 30, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$231	$1	$3	$235
Commercial real estate
Commercial mortgage	7	—	—	7
Construction	—	—	—	—
Total commercial real estate loans	238	1	3	242
Commercial lease financing	—	—	—	—
Total commercial loans	238	1	3	242
Real estate — residential mortgage	8	—	—	8
Home equity loans	7	—	—	7
Other consumer loans	2	—	—	2
Credit cards	3	—	—	3
Total consumer loans	$20	$—	$—	$20
Total loans	$258	$1	$3	$262

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

Changes in the liability for credit losses for off balance sheet exposures are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2024	2023	2024	2023
Balance at beginning of period	$286	$291	$296	$225
Provision (credit) for losses on off balance sheet exposures	(6)	2	(16)	68
Other	—	(3)	—	(3)
Balance at end of period	$280	$290	$280	$290

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements”) in our 2023 Form 10-K. The following tables present these assets and liabilities at September 30, 2024, and December 31, 2023.

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$928	$—	$928	$—	$685	$—	$685
States and political subdivisions	—	102	—	102	—	93	—	93
Other mortgage-backed securities	—	355	—	355	—	340	—	340
Other securities	—	14	—	14	—	21	—	21
Total trading account securities	—	1,399	—	1,399	—	1,139	—	1,139
Commercial loans	—	5	—	5	—	3	—	3
Total trading account assets	—	1,404	—	1,404	—	1,142	—	1,142
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9,223	—	9,223	—	9,026	—	9,026
Agency residential collateralized mortgage obligations	—	12,991	—	12,991	—	15,478	—	15,478
Agency residential mortgage-backed securities	—	7,321	—	7,321	—	3,589	—	3,589
Agency commercial mortgage-backed securities	—	4,634	—	4,634	—	9,092	—	9,092
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	34,169	—	34,169	—	37,185	—	37,185
Other investments:
Principal investments:
Direct	—	—	—	—	—	—	—	—
Indirect (measured at NAV) (a)	—	—	—	16	—	—	—	17
Total principal investments	—	—	—	16	—	—	—	17
Equity investments:
Direct	—	6	3	9	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	45	—	—	—	40
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	4
Total equity investments	—	6	3	57	—	—	2	46
Total other investments	—	6	3	73	—	—	2	63
Loans, net of unearned income (residential)	—	—	9	9	—	—	9	9
Loans held for sale (residential)	—	61	—	61	—	51	—	51
Derivative assets:
Interest rate	—	179	7	186	—	175	(2)	173
Foreign exchange	48	22	—	70	74	15	—	89
Commodity	—	423	—	423	—	721	—	721
Credit	—	—	—	—	—	—	—	—
Other	—	10	1	11	—	14	2	16
Derivative assets	48	634	8	690	74	925	—	999
Netting adjustments (b)	—	—	—	(499)	—	—	—	(818)
Total derivative assets	48	634	8	191	74	925	—	181
Total assets on a recurring basis at fair value	$48	$36,274	$20	$35,907	$74	$39,303	$11	$38,631
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$79	$780	$—	$859	$30	$774	$—	$804
Derivative liabilities:
Interest rate	1	694	—	695	—	985	—	985
Foreign exchange	40	23	—	63	58	15	—	73
Commodity	—	401	—	401	—	698	—	698
Credit	—	17	—	17	—	1	—	1
Other	—	7	—	7	—	20	—	20
Derivative liabilities	41	1,142	—	1,183	58	1,719	—	1,777
Netting adjustments (b)	—	—	—	(343)	—	—	—	(473)
Total derivative liabilities	41	1,142	—	840	58	1,719	—	1,304
Total liabilities on a recurring basis at fair value	$120	$1,922	$—	$1,699	$88	$2,493	$—	$2,108

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2024, as well as financial support provided for the three and nine months ended September 30, 2024, and September 30, 2023.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2024		2024		2023		2024		2023
Dollars in millions	Fair Value	Unfunded Commit-ments	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other	Funded Commit-ments	Funded Other
INVESTMENT TYPE
Direct investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Indirect investments (measured at NAV) (a)	16	1	—	—	—	—	—	—	—	—
Total	$16	$1	$—	$—	$—	$—	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2024, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2024, and September 30, 2023.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2024
Other investments
Equity investments
Direct (a)	$2	$—	$1		$—	$—	$—	$—	$—		$—		$3	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	(2)	—		2		9	—
Derivative instruments (b)
Interest rate	(2)	—	(5)	(c)	7	—	—	—	2	(d)	5	(d)	7	—
Other (e)	2	—	—	(c)	—	—	—	(1)	—		—		1	—
Three months ended September 30, 2024
Other investments
Equity investments
Direct (a)	$2	$—	$1		$—	$—	$—	$—	$—		$—		$3	—
Loans, net of unearned income (residential)	11	—	—		—	—	—	(2)	—		—		9	—
Derivative instruments (b)
Interest rate	(2)	—	2	(c)	6	—	—	—	1	(d)	—	(d)	7	—
Other (e)	1	—	—	(c)	—	—	—	—	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	2	—	(23)	(c)	18	1	—	—	(3)	(d)	6	(d)	1	—
Credit	(2)	—	—	(c)	—		—	—	—				—	—
Other (e)	—	—	—	(c)	—	—	—	—	—		(1)		(1)	—
Three months ended September 30, 2023
Other investments
Principal investments
Direct (a)	$1	$—	$—		$—	$—	$—	$—	$—		$—		$1	$—
Equity investments
Direct (a)	2	—	—		—	—	—	—	—		—		2	—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (b)
Interest rate	5	—	(6)	(c)	—	—	—	—	—	(d)	2	(d)	1	—
Credit	—	—	—	(c)	—	—	—	—	—		—		—	—
Other (e)	1	—	—	(c)	—	—	—	(2)	—		—		(1)	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2023 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2024, and December 31, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2024, and December 31, 2023:

	September 30, 2024				December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$150	$150	$—	$—	$104	$104
Accrued income and other assets	—	—	25	25	—	—	29	29
Total assets on a nonrecurring basis at fair value	$—	$—	$175	$175	$—	$—	$133	$133

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2024, and December 31, 2023, the carrying amount of equity investments under this method was $386 million and $339 million, respectively. No adjustments or impairments were recorded for the three months ended September 30, 2024.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at September 30, 2024, and December 31, 2023, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	September 30, 2024	December 31, 2023			September 30, 2024	December 31, 2023
Recurring
Loans, net of unearned income (residential)	$9	$9	Market comparable pricing	Comparability factor	61.71 - 95.00% (73.33%)	62.67-89.60% (70.83%)
Derivative instruments:
Interest rate	7	2	Discounted cash flows	Probability of default	.02 - 100% (4.30%)	.02 - 100% (5.30%)
				Loss given default	0 - 1 (.491)	0 - 1 (.477)
Insignificant level 3 assets, net of liabilities(c)	4	4
Nonrecurring
Collateral-dependent loans	150	104	Fair value of collateral	Credit and liquidity discount	0 - 100.00% (23.00%)	0 - 10.00% (5.00%)
Accrued income and other assets:
OREO and other Level 3 assets (d)	13	21	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $12 million and $8 million pertaining to mortgage servicing assets measured at fair value as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2024, and December 31, 2023, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2024
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,404	$—	$1,404	$—	$—	$—		$1,404
Other investments (b)	1,117	—	6	1,047	64	—		1,117
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	61	—	61	—	—	—		61
Derivative assets - trading (b)	212	48	642	8	—	(486)	(f)	212
Fair value - OCI
Securities available for sale (b)	34,169	—	34,169	—	—	—		34,169
Derivative assets - hedging (b)(g)	(21)	—	(8)	—	—	(13)	(f)	(21)
Amortized cost
Held-to-maturity securities (c)	7,702	—	7,317	—	—	—		7,317
Loans, net of unearned income (d)	103,843	—	—	100,480	—	—		100,480
Loans held for sale (b)	997	—	—	997	—	—		997
Other
Cash and other short-term investments (a)	24,072	24,072	—	—	—	—		24,072
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$836	$41	$1,122	$—	$—	$(327)	(f)	$836
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	20	—	—	(16)	(f)	4
Amortized cost
Time deposits (e)	18,352	—	18,505	—	—	—		18,505
Short-term borrowings (a)	2,403	79	2,324	—	—	—		2,403
Long-term debt (e)	15,677	11,842	3,796	—	—	—		15,638
Other
Deposits with no stated maturity (a)	132,001	—	132,001	—	—	—		132,001

	December 31, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,142	$—	$1,142	$—	$—	$—		$1,142
Other investments (b)	1,244	—	—	1,183	61	—		1,244
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	51	—	51	—	—	—		51
Derivative assets - trading (b)	168	$74	886	—	—	(792)	(f)	168
Fair value - OCI
Securities available for sale (b)	37,185	—	37,185	—	—	—		37,185
Derivative assets - hedging (b)(g)	13	—	39	—	—	(26)	(f)	13
Amortized cost
Held-to-maturity securities (c)	8,575	—	8,056	—	—	—		8,056
Loans, net of unearned income (d)	111,089	—	—	105,950	—	—		105,950
Loans held for sale (b)	432	—	—	432	—	—		432
Other
Cash and other short-term investments (a)	11,758	11,758	—	—	—	—		11,758
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,304	$58	$1,707	$—	$—	$(461)	(f)	$1,304
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	12	—	—	(12)	(f)	—
Amortized cost
Time deposits (e)	14,776	—	14,911	—	—	—		14,911
Short-term borrowings (a)	3,091	30	3,061	—	—	—		3,091
Long-term debt (e)	19,554	11,288	7,720	—	—	—		19,008
Other
Deposits with no stated maturity (a)	130,811	—	130,811	—	—	—		130,811

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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $272 million ($203 million at fair value) at September 30, 2024, and $339 million ($264 million at fair value) at December 31, 2023.

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

	September 30, 2024				December 31, 2023
Dollars in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$9,156	$97	$30	$9,223	$9,300	$6	$280	$9,026
Agency residential collateralized mortgage obligations	15,647	7	2,663	12,991	18,911	4	3,437	15,478
Agency residential mortgage-backed securities	7,808	23	510	7,321	4,189	—	600	3,589
Agency commercial mortgage-backed securities	5,002	—	368	4,634	10,295	—	1,203	9,092
Total securities available for sale	$37,613	$127	$3,571	$34,169	$42,695	$10	$5,520	$37,185

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,743	$8	$218	$4,533	$5,170	$9	$283	$4,896
Agency residential mortgage-backed securities	154	—	11	143	165	—	13	152
Agency commercial mortgage-backed securities	2,385	2	153	2,234	2,473	1	204	2,270
Asset-backed securities (c)	394	—	13	381	738	—	29	709
Other securities	26	—	—	26	29	—	—	29
Total held-to-maturity securities	$7,702	$10	395	$7,317	$8,575	$10	$529	$8,056

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At September 30, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $77 million and $22 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $64 million and $25 million, respectively.
(c)Consists primarily of $388 million of securities as of September 30, 2024, and $731 million of securities as of December 31, 2023, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024, and December 31, 2023.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
Securities available for sale:
U.S Treasury, agencies, and corporations	$3,228	$3		$766	$27	$3,994	$30
Agency residential collateralized mortgage obligations	93	—		11,807	2,663	11,900	2,663
Agency residential mortgage-backed securities	2,012	12		3,369	498	5,381	510
Agency commercial mortgage-backed securities	—	—		4,583	368	4,583	368
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	164	2		3,585	216	3,749	218
Agency residential mortgage-backed securities	—	—		143	11	143	11
Agency commercial mortgage-backed securities	—	—		2,162	153	2,162	153
Asset-backed securities	—	—		381	13	381	13
Other securities	—	—		8	—	8	—
Total securities in an unrealized loss position	$5,497	$17		$26,804	$3,949	$32,301	$3,966
December 31, 2023
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—		$8,532	$280	$8,532	$280
Agency residential collateralized mortgage obligations	—	—		14,979	3,437	14,979	3,437
Agency residential mortgage-backed securities	24	—		3,562	600	3,586	600
Agency commercial mortgage-backed securities	891	49		8,201	1,154	9,092	1,203
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,123	30		3,070	253	4,193	283
Agency residential mortgage-backed securities	—	—		152	13	152	13
Agency commercial mortgage-backed securities	—	—		2,199	204	2,199	204
Asset-backed securities	—	—		709	29	709	29
Other securities	17	—	(a)	12	—	29	—
Total securities in an unrealized loss position	$2,055	$79		$41,416	$5,970	$43,471	$6,049

(a)At December 31, 2023, gross unrealized losses totaled less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months.

Based on our evaluation at September 30, 2024, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

For the three months ended September 30, 2024, we had no gross realized gains and recognized $935 million in gross realized losses from the sale of securities available for sale. For the three months ended September 30, 2023, we recognized no realized gains or losses from the sale of securities available for sale.

For the nine months ended September 30, 2024, we had no gross realized gains and recognized $948 million in gross realized losses from the sale of securities available for sale. For the nine months ended September 30, 2023, we recognized no realized gains or losses from the sale of securities available for sale.

At September 30, 2024, securities available for sale and held-to-maturity securities totaling $22.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at September 30, 2024. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2024	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,695	$2,688	$78	$76
Due after one through five years	12,034	11,778	3,444	3,336
Due after five through ten years	14,339	12,301	2,396	2,257
Due after ten years	8,545	7,402	1,784	1,648
Total	$37,613	$34,169	$7,702	$7,317

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

At September 30, 2024, after taking into account the effects of bilateral collateral and master netting agreements, we had $21 million of derivative assets and $4 million of derivative liabilities that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting agreements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $212 million and derivative liabilities of $836 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2024, and December 31, 2023. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	September 30, 2024			December 31, 2023
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$58,507	$(8)	$20	$44,621	$39	$12
Derivatives not designated as hedging instruments:
Interest rate	72,584	194	675	78,051	134	973
Foreign exchange	6,383	70	63	6,034	89	73
Commodity	8,832	423	401	11,611	721	698
Credit	136	—	17	121	—	1
Other (b)	3,147	11	7	2,683	16	20
Total derivatives not designated as hedging instruments:	91,082	698	1,163	98,500	960	1,765
Netting adjustments (c)	—	(499)	(343)	—	(818)	(473)
Net derivatives in the balance sheet	149,589	191	840	143,121	181	1,304
Other collateral (d)	—	—	(2)	—	(1)	(18)
Net derivative amounts	$149,589	$191	$838	$143,121	$180	$1,286

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of September 30, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $170 million of cash collateral and $261 million of securities collateral posted as well as $30 million of cash collateral and $188 million of securities collateral held. As of December 31, 2023, excess collateral that has not been offset against net derivative instrument positions totaled $161 million of cash collateral and $269 million of securities collateral posted as well as $16 million of cash collateral and $212 million of securities collateral held.
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

Fair value hedges. During the nine months ended September 30, 2024, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2024, and December 31, 2023, related to cumulative basis adjustments for fair value hedges.

	September 30, 2024
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$10,500	$(240)
Interest rate contracts	Securities Available for Sale(c)	12,286	(300)

	December 31, 2023
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,919	$(437)
Interest rate contracts	Securities Available for Sale(c)	8,655	(152)
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $5 million and $5 million at September 30, 2024, and December 31, 2023, respectively.
(c)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At September 30, 2024, and December 31, 2023, the amortized costs of the closed portfolios in these hedging relationships was $12.3 billion and $12.8 billion, respectively, of which $7.2 billion were designated in a portfolio layer hedging relationship for both period ends. At September 30, 2024, and December 31, 2023, the cumulative basis adjustments associated with these amounts totaled $195 million and $147 million, respectively.

Cash flow hedges. During the nine-month period ended September 30, 2024, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2024, we expect to reclassify an estimated $205 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $17 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2024. As of September 30, 2024, the maximum length of time over which we hedge forecasted transactions is 3.61 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2024, and September 30, 2023.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended September 30, 2024
Total amounts presented in the consolidated statement of income	$(292)	$1,516	$298	$171

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(333)	$—	$329	$—
Recognized on derivatives designated as hedging instruments	258	—	(285)	—
Net income (expense) recognized on fair value hedges	$(75)	$—	$44	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(184)	$—	$(3)
Net income (expense) recognized on cash flow hedges	$—	$(184)	$—	$(3)

Three months ended September 30, 2023
Total amounts presented in the consolidated statement of income	$(351)	$1,593	$192	$141

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$3	$—	$(54)	$—
Recognized on derivatives designated as hedging instruments	(54)	—	63	—
Net income (expense) recognized on fair value hedges	$(51)	$—	$9	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(248)	$—	$2
Net income (expense) recognized on cash flow hedges	$—	$(248)	$—	$2

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees
Nine months ended September 30, 2024
Total amounts presented in the consolidated statement of income	$(952)	$4,578	$789	$467

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(198)	$—	$156	$—
Recognized on derivatives designated as hedging instruments	(22)	—	(47)	—
Net income (expense) recognized on fair value hedges	$(220)	$—	$109	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(599)	$—	$(2)
Net income (expense) recognized on cash flow hedges	$(1)	$(599)	$—	$(2)

Nine months ended September 30, 2023
Total amounts presented in the consolidated statement of income	$(975)	$4,645	$580	$406

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$226	$—	$(72)	$—
Recognized on derivatives designated as hedging instruments	(374)	—	93	—
Net income (expense) recognized on fair value hedges	$(148)	$—	$21	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(708)	$—	$3
Net income (expense) recognized on cash flow hedges	$(1)	$(708)	$—	$3

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and nine-month periods ended September 30, 2024, and September 30, 2023, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2024
Cash Flow Hedges
Interest rate	$410	Interest income — Loans	$(184)
Interest rate	—	Interest expense — Long-term debt	—
Interest rate	(5)	Investment banking and debt placement fees	(3)
Total	$405		$(187)
Three months ended September 30, 2023
Cash Flow Hedges
Interest rate	$(228)	Interest income — Loans	$(248)
Interest rate	12	Interest expense — Long-term debt	—
Interest rate	5	Investment banking and debt placement fees	2
Total	$(211)		$(246)

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2024
Cash Flow Hedges
Interest rate	$49	Interest income — Loans	$(599)
Interest rate	1	Interest expense — Long-term debt	(1)
Interest rate	(4)	Investment banking and debt placement fees	(2)
Total	$46		$(602)
Nine months ended September 30, 2023
Cash Flow Hedges
Interest rate	$(584)	Interest income — Loans	$(708)
Interest rate	8	Interest expense — Long-term debt	(1)
Interest rate	5	Investment banking and debt placement fees	3
Total	$(571)		$(706)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2024, and September 30, 2023, and where they are recorded on the income statement.

	Three months ended September 30, 2024				Three months ended September 30, 2023
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	$—	$3	$11	$8	$—	$1	$9
Foreign exchange	13	—	—	13	13	—	—	13
Commodity	4	—	—	4	5	—	—	5
Credit	—	—	(22)	(22)	—	—	(12)	(12)
Other	—	—	3	3	—	1	6	7
Total net gains (losses)	$25	$—	$(16)	$9	$26	$1	$(6)	$22

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$27	$—	$4	$31	$33	$—	$—	$33
Foreign exchange	39	—	—	39	39	—	—	39
Commodity	9	—	—	9	19	—	—	19
Credit	1	—	(36)	(35)	2	—	(43)	(41)
Other	—	1	9	10	—	4	2	6
Total net gains (losses)	$76	$1	$(23)	$54	$93	$4	$(41)	$56

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $218 million was netted against derivative assets on the balance sheet at September 30, 2024, compared to $408 million of cash collateral netted against derivative assets at December 31, 2023. The cash collateral netted against derivative liabilities totaled $62 million at September 30, 2024, and $64 million at December 31, 2023. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	September 30, 2024	December 31, 2023
Interest rate	$139	$123
Foreign exchange	22	42
Commodity	237	409
Credit	—	—
Other	11	15
Derivative assets before collateral	409	589
Plus(Less): Related collateral	(218)	(408)
Total derivative assets	$191	$181

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2024, we had gross exposure of $474 million to broker-dealers and banks. We had net exposure of $30 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We held no additional collateral in the form of securities against this net exposure.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. We mitigate our market risk by buying and selling U.S. Treasuries and SOFR futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $7 million at September 30, 2024. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At September 30, 2024, we had gross exposure of $192 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $161 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $2 million as of September 30, 2024, and $1 million as of December 31, 2023. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 142 of our 2023 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2024, and December 31, 2023. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2024			December 31, 2023
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$12	5.24	2.07%	$4	10.69	4.86%
Total credit derivatives sold	$12	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2024, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by Key’s banking affiliate KeyBank that were in a net liability position.

Dollars in millions	September 30, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$(27)	$(45)
Collateral posted	26	42

As of September 30, 2024, and December 31, 2023, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At September 30, 2024, only KeyBank held derivative contracts with credit risk contingent features.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2024	2023	2024	2023
Balance at beginning of period	$612	$627	$638	$653
Servicing retained from loan sales	17	40	44	66
Purchases	7	8	17	18
Amortization	(30)	(30)	(93)	(92)
Temporary (impairments) recoveries	—	—	—	—
Balance at end of period	$606	$645	$606	$645
Fair value at end of period	$816	$871	$816	$871

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2024, and September 30, 2023, along with the valuation techniques, are shown in the following table:

		September 30, 2024			September 30, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.01%
	Residual cash flows discount rate	7.17%	10.72%	10.38%	7.44%	10.50%	10.13%
	Escrow earn rate	4.51%	4.56%	4.51%	5.48%	5.61%	5.49%
	Loan assumption rate	—%	2.36%	1.99%	—%	2.13%	1.96%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $284 million for the nine-month period ended September 30, 2024, and $234 million for the nine-month period ended September 30, 2023. This fee income was offset by $93 million of amortization for the nine-month period ended September 30, 2024, and $92 million for the nine-month period ended September 30, 2023. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2024	2023	2024	2023
Balance at beginning of period	$109	$106	$108	$106
Servicing retained from loan sales	4	4	9	8
Purchases	—	—	—	—
Amortization	(3)	(3)	(8)	(7)
Temporary (impairments) recoveries	(2)	—	(1)	—
Balance at end of period	$108	$107	$108	$107
Fair value at end of period	$129	$137	$129	$137

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2024, and September 30, 2023, along with the valuation techniques, are shown in the following table:

		September 30, 2024			September 30, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	7.08%	53.34%	8.33%	5.24%	36.95%	6.87%
	Discount rate	6.50%	8.75%	6.60%	6.50%	8.75%	6.59%
	Servicing cost	$70.00	$3,582	$75.25	$70.00	$4,332	$74.70
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

The amortization of residential servicing assets for September 30, 2024, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $29 million for the nine-month period ended September 30, 2024, and $25 million for the nine-month period ended September 30, 2023. This fee income was offset by $8 million of amortization for the nine-month period ended September 30, 2024, and $7 million for the nine-month period ended September 30, 2023. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2024	2023	2024	2023
Sales-type and direct financing leases
Interest income on lease receivable	$17	$19	$53	$58
Interest income related to accretion of unguaranteed residual asset	2	3	7	10
Interest income on deferred fees and costs	5	2	15	2
Total sales-type and direct financing lease income	$24	$24	$75	$70
Operating leases
Operating lease income related to lease payments	$16	$19	$53	$65
Other operating leasing gains	—	3	8	5
Total operating lease income and other leasing gains	16	22	61	70
Total lease income	$40	$46	$136	$140

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

During the first quarter of 2024, Key realigned its real estate capital business from its Commercial Bank reporting unit to its Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This reorganization was identified as a triggering event. As a result, interim quantitative goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. The results of the impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer Bank, Commercial Bank, and Institutional Bank, exceeded their respective carrying values by more than 10%.

We monitored events and circumstances through September 30, 2024, including macroeconomic factors, industry and banking sector events, Key specific performance indicators, and the sensitivity of the interim quantitative test results to changes in assumptions through September 30, 2024. At the conclusion of this assessment of all reporting units, we determined that as of September 30, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting units.

The reporting units at which goodwill is tested for impairment are the Consumer Bank, Commercial Bank and Institutional Bank reporting units. As the Commercial Bank and Institutional Bank reporting units are aggregated within Key’s overall Commercial Bank reporting segment, the realignment of real estate capital did not have an impact on our reportable segments, however, goodwill was reallocated from the Commercial Bank reporting unit to the Institutional Bank reporting unit. During the first quarter of 2024, the Commercial Bank and Institutional Bank reporting units were allocated goodwill of $218 million and $715 million, respectively. There were no changes to goodwill balances in the third quarter of 2024.

The carrying amount of goodwill by reporting segment is presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT SEPTEMBER 30, 2023	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2023	$1,819	$933	$2,752
BALANCE AT SEPTEMBER 30, 2024	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 154 of our 2023 Form 10-K.

LIHTC and NMTC investments. We had $2.2 billion and $2.3 billion of investments in LIHTC operating partnerships at September 30, 2024, and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2024, and December 31, 2023, we had liabilities of $1.1 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2024, and December 31, 2023. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 154 of our 2023 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2024
LIHTC investments	$10,008	$4,579	$2,674
December 31, 2023
LIHTC investments	$8,904	$3,848	$2,768

We had $29 million and $25 million in NMTC investments at September 30, 2024 and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the nine months ended September 30, 2024, we recognized $171 million of amortization, $166 million of tax credits and $41 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the nine months ended September 30, 2023, we recognized $163 million of amortization, $151 million of tax credits and $39 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $16 million and $17 million at September 30, 2024 and December 31, 2023, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2024, and December 31, 2023.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2024
Indirect investments	$2,372	$3	$17
December 31, 2023
Indirect investments	$2,741	$91	$18

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2024, and December 31, 2023, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2024, and December 31, 2023, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 130 and in Note 13 (“Variable Interest Entities “) beginning on page 154 of our 2023 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at September 30, 2024, and December 31, 2023. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of September 30, 2024, $388 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 156 of our 2023 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
September 30, 2024
Other unconsolidated VIEs	$818	$1
December 31, 2023
Other unconsolidated VIEs	$1,149	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 18.8% for the third quarter of 2024 and 17.8% for the third quarter of 2023. The effective tax rates were less than our combined federal and state statutory tax rate of 23.9%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and tax credits associated with low-income housing investments.

Deferred Taxes

At September 30, 2024, we had a net deferred tax asset of $1.4 billion, compared to a net deferred tax asset of $1.8 billion at December 31, 2023, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $15 million at September 30, 2024, and $12 million at December 31, 2023. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At September 30, 2024, Key’s unrecognized tax benefits were $46 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2024, and December 31, 2023, approximately $272 million and $339 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

Additional information regarding our securities financing activities, including risk management activities, is provided in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 107 of our 2023 Form 10-K and Note 16 (“Securities Financing Activities”) beginning on page 159 of our 2023 Form 10-K.

The following table summarizes our securities financing agreements at September 30, 2024, and December 31, 2023:

	September 30, 2024				December 31, 2023
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	$—	$—	$7	$(7)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$3	$(3)	$—	$—	$7	$(7)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$44	$(3)	$(41)	$—	$38	$(7)	$(31)	$—
Total	$44	$(3)	$(41)	$—	$38	$(7)	$(31)	$—

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

As of September 30, 2024, assets pledged as collateral against repurchase agreements totaled $44 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At September 30, 2024, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $41 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 162 of our 2023 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2024	2023	2024	2023
Interest cost on PBO	$10	$11	$30	$33
Expected return on plan assets	(10)	(11)	(29)	(32)
Amortization of losses	3	3	8	8
Settlement loss	—	—	—	—
Net pension cost	$3	$3	$9	$9

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

The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2024
KeyCorp Capital I	$156	$6	$162	6.333%	2028
KeyCorp Capital II	87	4	91	6.875	2029
KeyCorp Capital III	113	4	117	7.750	2029
HNC Statutory Trust III	21	1	22	6.763	2035
HNC Statutory Trust IV	21	1	22	6.518	2037
Willow Grove Statutory Trust I	18	1	19	6.797	2036
Westbank Capital Trust II	8	—	8	7.265	2034
Westbank Capital Trust III	8	—	8	7.265	2034
Total	$432	$17	$449	6.898%	—

December 31, 2023	$431	$17	$448	6.981%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $20 million and $15 million at September 30, 2024, and December 31, 2023, respectively. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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

Oren-Pines v. KeyBank. On October 4, 2024, the parties reached a settlement in principle, agreeing to resolve all claims (including all matters related thereto) brought in New York state court against KeyBank by Yaron Oren-Pines d/b/a In Common. These claims related to a KeyBank customer’s request for a wire transfer recall. The settlement amount to be paid by KeyBank is not material to our results of operations or financial condition.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2024. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2023 Form 10-K.

September 30, 2024	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,234	$77
Recourse agreement with FNMA	7,743	63
Residential mortgage reserve	3,385	8
Written put options (a)	2,315	104
Total	$17,677	$252

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2024, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2023 Form 10-K.

Standby letters of credit. At September 30, 2024, our standby letters of credit had a remaining weighted-average life of 1.4 years, with remaining actual lives ranging from less than 1 year to 10.2 years.

Recourse agreement with FNMA. At September 30, 2024, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.4 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31.3% of the principal balance of loans outstanding at September 30, 2024. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $63 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At September 30, 2024, the unpaid principal balance outstanding of loans sold by us in this program was $11.3 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2024.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $8 million at September 30, 2024. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2024, our written put options had an average life of 1.1 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2024, and September 30, 2023, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	850	(85)	—	765
Amounts reclassified from AOCI, net of income taxes (a)	721	458	4	1,183
Net current-period other comprehensive income, net of income taxes	1,571	373	4	1,948
Balance at September 30, 2024	$(2,619)	$(390)	$(272)	$(3,281)

Balance at June 30, 2024	$(4,282)	$(589)	$(273)	$(5,144)
Other comprehensive income before reclassification, net of income taxes	951	57	(1)	1,007
Amounts reclassified from AOCI, net of income taxes (a)	712	142	2	856
Net current-period other comprehensive income, net of income taxes	1,663	199	1	1,863
Balance at September 30, 2024	$(2,619)	$(390)	$(272)	$(3,281)

Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	(509)	(376)	—	(885)
Amounts reclassified from AOCI, net of income taxes (a)	—	537	4	541
Net current-period other comprehensive income, net of income taxes	(509)	161	4	(344)
Balance at September 30, 2023	$(5,404)	$(963)	$(272)	$(6,639)

Balance at June 30, 2023	$(4,736)	$(1,035)	$(273)	$(6,044)
Other comprehensive income before reclassification, net of income taxes	(668)	(115)	—	(783)
Amounts reclassified from AOCI, net of income taxes (a)	—	187	1	188
Net current-period other comprehensive income, net of income taxes	(668)	72	1	(595)
Balance at September 30, 2023	$(5,404)	$(963)	$(272)	$(6,639)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2024, and September 30, 2023, are as follows:

	Three months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2024	2023
Unrealized gains (losses) on securities available for sale
Realized gains	$—	$—	Net securities gains (losses)
Realized losses	(935)	—	Net securities gains (losses)
	(935)	—	Income (loss) from continuing operations before income taxes
	(223)	—	Income taxes
	$(712)	$—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(184)	$(248)	Interest income — Loans
Interest rate	—	—	Interest expense — Long-term debt
Interest rate	(3)	2	Investment banking and debt placement fees
	(187)	(246)	Income (loss) from continuing operations before income taxes
	(45)	(59)	Income taxes
	$(142)	$(187)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(3)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	—	Other expense
	(3)	(3)	Income (loss) from continuing operations before income taxes
	(1)	(2)	Income taxes
	$(2)	$(1)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2024	2023
Unrealized gains (losses) on securities available for sale
Realized gains	$—	$—	Net securities gains (losses)
Realized losses	(948)	—	Net securities gains (losses)
	(948)	—	Income (loss) from continuing operations before income taxes
	(227)	—	Income taxes
	$(721)	$—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(599)	$(708)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	(2)	3	Investment banking and debt placement fees
	(602)	(706)	Income (loss) from continuing operations before income taxes
	(144)	(169)	Income taxes
	$(458)	$(537)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(8)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(7)	(7)	Income (loss) from continuing operations before income taxes
	(3)	(3)	Income taxes
	$(4)	$(4)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

During the third quarter of 2024, Key did not complete any open market share repurchases. We repurchased less than $1 million of shares related to equity compensation programs in the third quarter of 2024.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the third quarter of 2024.

Scotiabank Investment
On August 12, 2024, we entered into an Investment Agreement with Scotiabank pursuant to which Scotiabank agreed to make a strategic minority investment in KeyCorp of approximately $2.8 billion, representing approximately 14.9% pro forma common stock ownership of KeyCorp, for a fixed price of $17.17 per share. On August 30, 2024, Scotiabank completed the initial purchase of 47,829,359 of KeyCorp’s Common Shares with an investment of approximately $821 million in gross proceeds. With this investment, Scotiabank owns approximately 4.9% of KeyCorp’s Common Shares. The parties expect to complete the final purchase of approximately $2.0 billion of KeyCorp’s Common Shares in the first quarter of 2025, subject to Federal Reserve approval. The exact number of shares to be issued in connection with the final purchase is dependent on the total shares outstanding at the time of final purchase which precludes equity classification of the Investment Agreement. As such the Investment Agreement is accounted for as a financial instrument at fair value with changes recorded through earnings. As of September 30, 2024, the value of the financial instrument did not have a material impact to our results of operations or financial condition.

In connection with the completion of the initial purchase of the Scotiabank investment, we incurred $10 million in issuance costs, which are classified in shareholders’ equity and recorded against the gross proceeds received.

Preferred Stock

The following table summarizes our preferred stock at September 30, 2024.

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2024 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

20. Business Segment Reporting

The following is description of the segments and their primary businesses at September 30, 2024.

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

Commercial Bank

The Commercial Bank is an aggregation of our Institutional and Commercial operating segments. The Commercial operating segment is a full-service corporate bank focused principally on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. It is also a significant, national, commercial real estate lender and third-party servicer of commercial mortgage loans and a special servicer of CMBS. The Institutional operating segment is also a significant, national, commercial real estate lender and third-party master and special servicer of commercial mortgage loans. The operating segment also includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, fixed income and equity sales and trading, derivatives, foreign exchange, mergers & acquisition and other advisory, and public finance.

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2024, and September 30, 2023. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2024	2023	2024	2023	2024	2023	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$584	$534	$460	$446	$(80)	$(57)	$964	$923
Noninterest income	230	241	408	363	(907)	39	(269)	643
Total revenue (TE) (a)	814	775	868	809	(987)	(18)	695	1,566
Provision for credit losses	52	14	41	68	2	(1)	95	81
Depreciation and amortization expense	17	21	18	21	18	13	53	55
Other noninterest expense	632	655	427	412	(18)	(12)	1,041	1,055
Income (loss) from continuing operations before income taxes (TE)	113	85	382	308	(989)	(18)	(494)	375
Allocated income taxes and TE adjustments	27	20	82	68	(192)	(15)	(83)	73
Income (loss) from continuing operations	86	65	300	240	(797)	(3)	(411)	302
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	1	1	1
Net income (loss)	$86	$65	$300	$240	$(796)	$(2)	$(410)	$303

AVERAGE BALANCES (b)
Loans and leases	$38,332	$41,610	$67,452	$75,598	$460	$419	$106,244	$117,627
Total assets (a)	41,188	44,429	76,395	85,930	70,026	61,982	187,609	192,341
Deposits	86,431	82,683	58,696	56,078	2,644	6,064	147,771	144,825
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$54	$36	$99	$35	$1	$—	$154	$71
Return on average allocated equity (b)	10.34%	7.42%	11.98%	9.11%	(125.18)%	11.90%	(10.35)%	8.66%
Return on average allocated equity	10.34	7.42	11.98	9.11	(125.02)	7.93	(10.32)	8.69
Average full-time equivalent employees (c)	7,388	7,666	2,387	2,549	7,030	7,451	16,805	17,666
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2024	2023	2024	2023	2024	2023	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,651	$1,677	$1,268	$1,414	$(170)	$(76)	$2,749	$3,015
Noninterest income	689	709	1,167	1,079	(851)	72	1,005	1,860
Total revenue (TE) (a)	2,340	2,386	2,435	2,493	(1,021)	(4)	3,754	4,875
Provision for credit losses	83	106	231	283	(18)	(2)	296	387
Depreciation and amortization expense	58	62	59	67	44	47	161	176
Other noninterest expense	1,943	1,938	1,258	1,213	(46)	35	3,155	3,186
Income (loss) from continuing operations before income taxes (TE)	256	280	887	930	(1,001)	(84)	142	1,126
Allocated income taxes and TE adjustments	61	67	176	196	(176)	(36)	61	227
Income (loss) from continuing operations	195	213	711	734	(825)	(48)	81	899
Income (loss) from discontinued operations, net of taxes	—	—	—	—	2	3	2	3
Net income (loss)	$195	$213	$711	$734	$(823)	$(45)	$83	$902

AVERAGE BALANCES (b)
Loans and leases	$39,139	$42,118	$69,105	$76,816	$494	$437	$108,738	$119,371
Total assets (a)	41,966	44,945	78,234	86,727	66,491	61,551	186,691	193,223
Deposits	85,305	82,535	57,467	53,983	2,182	7,198	144,954	143,716
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$144	$93	$200	$76	(18)	(1)	$326	$168
Return on average allocated equity (b)	7.64%	8.04%	9.50%	9.37%	(68.90)%	(713.06)%	0.72%	8.57%
Return on average allocated equity	7.64	8.04	9.50	9.37	(68.74)	(668.50)	0.74	8.60
Average full-time equivalent employees (c)	7,360	7,850	2,347	2,530	7,027	7,500	16,734	17,880
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2024, and September 30, 2023. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended September 30, 2024			Three months ended September 30, 2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$114	$17	$131	$104	$16	$120
Investment banking and debt placement fees	—	128	128	—	70	70
Services charges on deposit accounts	35	32	67	41	28	69
Cards and payments income	45	45	90	43	42	85
Other noninterest income	3	—	3	3	—	3
Total revenue from contracts with customers	$197	$222	$419	$191	$156	$347

Other noninterest income (a)			$219			$257
Noninterest income from Other(b)			(907)			39
Total noninterest income			$(269)			$643

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

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$334	$51	$385	$306	$50	$356
Investment banking and debt placement fees	—	357	357	—	261	261
Services charges on deposit accounts	103	93	196	121	84	205
Cards and payments income	133	114	247	136	107	243
Other noninterest income	10	—	10	9	—	9
Total revenue from contracts with customers	$580	$615	$1,195	$572	$502	$1,074

Other noninterest income (a)			$661			$714
Noninterest income from Other(b)			(851)			72
Total noninterest income			$1,005			$1,860

We had no material contract assets or contract liabilities as of September 30, 2024, and September 30, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2024, the related consolidated statements of income, comprehensive income, changes in equity for the three- and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2024

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

Item 1A.    Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 11-24 of our 2023 Form 10-K; Part I, Item 1A. Risk Factors, on pages 25-41 of our 2023 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this report; and our disclosure regarding forward-looking statements in this report. The additional risk factor set forth below represents a new risk that has become applicable since the filing of our 2023 Form 10-K.

Following the final purchase under the Investment Agreement, Scotiabank will hold a significant equity interest in our business and may exercise influence over us, including through its ability to designate up to two directors to KeyCorp’s Board of Directors. In addition, the Investment Agreement is accounted for as a financial instrument at fair value with changes in fair value recorded through earnings, which may have an adverse impact on our results of operations.

In August 2024, KeyCorp entered into an Investment Agreement with Scotiabank, pursuant to which Scotiabank agreed to purchase, in two closings, such number of KeyCorp’s Common Shares that, taken together with all other Common Shares then owned by Scotiabank and its affiliates, would represent approximately 14.9% of the issued and outstanding Common Shares of KeyCorp on a post-transaction basis. The first closing occurred in August 2024 and Scotiabank currently holds approximately 4.9% of KeyCorp’s outstanding Common Shares. We cannot provide any assurance that the second closing under the Investment Agreement will occur in a timely manner, or at all. Following the second closing, Scotiabank is expected to hold approximately 14.9% of KeyCorp’s issued and outstanding Common Shares. In addition, under the Investment Agreement, following the second closing, Scotiabank will be entitled to designate up to two directors to KeyCorp’s Board of Directors, subject to specified minimum ownership requirements. As a result of the amount of Common Shares that will be held by Scotiabank, together with its director designation rights, Scotiabank may be able to influence our policies and operations and impact matters requiring shareholder approval. In addition, the existence of a large shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. The interests of Scotiabank with respect to matters potentially or actually involving or affecting us and our other shareholders, such as future acquisitions, financings, and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

In addition, because the exact number of shares to be issued by us to Scotiabank at the second closing is dependent on the total shares outstanding at the time of final purchase, equity classification of the Investment Agreement is precluded and, therefore, the Investment Agreement is accounted for as a financial instrument at fair value with changes in fair value recorded through earnings. As of September 30, 2024, the value of the financial instrument did not have a material impact to our results of operations or financial condition. As a result of the potential future volatility in the market price of our Common Shares used in the fair value estimation of the financial instrument, our financial statements and results of operations may fluctuate in future periods, based on various factors, many of which are outside of our control. Accordingly, we may recognize non-cash gains or losses on the financial instrument for each reporting period and the amount of such gains or losses could be material.

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

We did not complete any open market share repurchases in the third quarter of 2024, and have no Board-approved repurchase authorizations outstanding.

During the third quarter of 2024, Key repurchased less than $1 million of shares related to equity compensation programs.

On August 30, 2024, KeyCorp issued 47,829,359 Common Shares for approximately $821 million in gross proceeds to Scotiabank pursuant to the first closing under the Investment Agreement, which was exempt from registration under the Securities Act of 1933, as amended, by virtue of the exemption provided by Section 4(a)(2) of the Securities Act.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2024. Refer to Note 19 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and nine months ended September 30, 2024.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
July 1 - 31	492	$14.06	—	—
August 1 - 31	6,711	17.04	—	—
September 1 -30	577	16.50	—	—
Total	7,780	$16.81	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the third quarter of 2024.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended September 30, 2024, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

10.1	Investment Agreement, dated August 12, 2024, by and between KeyCorp and The Bank of Nova Scotia, filed as Exhibit 10.1 to Form 8-K on August 13, 2024^**†
15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2023. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.
**	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. KeyCorp hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†	Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]

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

KEYCORP
(Registrant)

November 6, 2024	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)