Form 10-K
period 2024-12-31
KEYCORP /NEW/
filed 2025-02-21
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previous issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Registrant was $13,402,865,321 (based on the June 28, 2024, closing price of KeyCorp Common Shares of $14.21 as reported on the New York Stock Exchange). As of February 19, 2025, there were 1,105,119,318 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•breaches of security or failures of our technology systems due to technological or other factors, cybersecurity threats, and increased risks resulting from remote work;
•an ineffective risk management framework;
•negative outcomes from claims, litigation, arbitration, investigations, or governmental proceedings;
•failure or circumvention of our controls and procedures;
•our exposure to a wide range of climate-related physical risks across different geographical areas;
•evolving capital and liquidity standards under applicable regulatory rules;
•disruption of the U.S. financial system, including the impact of inflation and a potential global economic downturn or recession;
•unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;
•our ability to receive dividends from our subsidiaries, including KeyBank;
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
•geopolitical destabilization;
•labor shortages and supply chain constraints, as well as the impact of inflation;
•our ability to develop and effectively use the quantitative models we rely upon in our business planning;
•our ability to manage reputational risk, including risks related to corporate responsibility and sustainability efforts;
•our ability to timely and effectively implement our strategic initiatives;
•increased competitive pressure;
•our ability to adapt our products and services to industry standards and consumer preferences;
•our ability to attract and retain talented executives and employees;
•unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;
•the potential impact of Scotiabank’s significant equity interest in our business;
•inaccurate assumptions or estimates underlying our consolidated financial statements;
•changes in accounting policies, standards, and interpretations; and
•impairment of goodwill.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including this report on Form 10-K, our subsequent reports on Forms 10-Q and 8-K, and our registration statements filed with the SEC under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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
KBCM: KeyBanc Capital Markets, Inc.
KCC: Key Capital Corporation.
KCDC: Key Community Development Corporation.
KCIC: Key Community Investment Capital LLC.
LCR: Liquidity coverage ratio.
LGD: Loss given default.
LIHTC: Low-income housing tax credit.
LTV: Loan-to-value.
Moody’s: Moody’s Investor Services, Inc.
MTRM: Market & Treasury Risk Management.
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
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2024 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $187.2 billion at December 31, 2024. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2024, these services were provided across the country through KeyBank’s 944 full-service retail banking branches and a network of 1,182 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, including our national digital brand, Laurel Road, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 25 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

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

The Commercial Bank consists of the Commercial and Institutional operating segments. The Commercial operating segment is a full-service, commercial banking platform that focuses primarily on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. It is also a significant, national, commercial real estate lender and third-party master and special servicer of commercial mortgage loans. The operating segment includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, fixed income and equity sales and trading, derivatives, foreign exchange, mergers & acquisition and other advisory, and public finance.

Additional Information

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are the charters for the committees of our Board of Directors, which includes the Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, Risk Committee, and Technology Committee; our Corporate Governance Guidelines; the Code of Business Conduct and Ethics for our directors, officers, and employees; our Standards for Determining Independence of Directors; our policy for Review of Transactions Between KeyCorp and Its Directors, Executive Officers and Other Related Persons; our Statement of Political Activity; and our Corporate Responsibility Report. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures & Filings” section under the “Financials” tab of the investor relations section of our website includes public disclosures concerning our historic annual and mid-year stress-testing activities under the Dodd-Frank Act and our quarterly regulatory capital disclosures under the third pillar of Basel III.

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

Competition

The market for banking and related financial services is highly competitive and continuously evolving. Legislative, regulatory, economic, and technology changes, as well as consolidation within the financial services industry, could result in increased competition from new and existing market participants. Key competes with other providers of financial services, such as BHCs, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, private credit funds, investment banking firms, broker-dealers, financial technology companies, and other local, regional, national, and global institutions that offer financial services. Some of our competitors are larger and may have more financial resources, while some of our competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services. Mergers and acquisitions have also led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services as we see competitors enter some of our markets or offer similar products. We compete by offering quality products and innovative services at competitive prices, and by maintaining our product and service offerings to keep pace with customer preferences and industry standards. Successfully competing in our markets also depends on our ability to invest in technology and infrastructure, execute transactions reliably and effectively, maintain and enhance our reputation, and attract, retain, and motivate talented employees, all while prudently managing risks and expenses. For more information on competition and related risks, see Item 1A. Risk Factors - “We operate in a highly competitive industry.”

Human Capital

Engaging a high performing and collaborative workforce is a top strategic priority for Key. Our human capital management strategy is focused on attracting, retaining, developing, motivating and rewarding the talent our businesses need to drive sound, profitable growth, and ultimately, enhance shareholder value, which we do by offering a competitive total rewards package, providing opportunities for career development and growth, and fostering a culture that is fair and inclusive for all.

Competitive Rewards

We make investments to hire and retain the people we need to serve our customers and communities and regularly review our pay practices to reflect changing market and economic conditions. We have steadily increased our starting minimum wage since 2015, and as of December 31, 2024, 93% of employees earned $20 or more per hour. We have made other compensation adjustments in response to market trends, competitive pressures, and a dynamic market for talent.

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

Career Development and Growth

We invest in our teammates’ growth and professional development through a variety of internal networking groups that are open to all teammates, including our Key Business Impact and Networking Groups (“KBINGs”), formal and informal mentoring programs, including Key’s enterprise-wide formal mentoring program, MentorMe at Key, and a suite of leadership development programs. We also offer employees the opportunities to develop and enhance their skills through formal learning curricula and to obtain tuition reimbursement for eligible collegiate or post-collegiate education and relevant certifications.

Key’s Workforce

Key had an average of 16,753 full time equivalent employees in 2024. As of December 31, 2024, a total of 17,406 full-time and part-time employees worked in the following regions, which are generally aligned to the regions Key uses for its retail branch banking network:

Region	Employee Count
East	12,399
West	2,834
All Other	2,173
We invest significant time and resources in creating an attractive work environment and competitive total rewards package that attracts and retains top talent. Key’s annualized rate for voluntary turnover as of December 31, 2024, was 13.2%, lower than our annualized voluntary turnover rate for 2023, which was 14.6%, and lower than our previous five-year historical average of 15.3%.

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

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2024, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. On January 23, 2025, Mohit (Mo) Ramani became Chief Risk Officer. Because Mo Ramani and James Waters have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Victor B. Alexander (45) - Mr. Alexander has been KeyCorp’s Head of Consumer Bank and an executive officer of KeyCorp since January 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020 and Treasurer from July 2017 to October 2018.

Darrin L. Benhart (59) - On December 31, 2024, Mr. Benhart was Chief Risk Officer and an executive officer of KeyCorp and had served in such capacity since January 1, 2024. Prior to that time, he served as Deputy Chief Risk Officer and Head of Enterprise Risk Management from August 2023 to December 2023 and Chief Enterprise Risk Officer from July 2022 to August 2023. Prior to July 2022, he served as a National Bank Examiner with the OCC from March 1992 to March 2022.

Amy G. Brady (58) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Trina M. Evans (60) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. She became an executive officer of KeyCorp in March 2013.

Kenneth C. Gavrity (48) - Mr. Gavrity has been Head of Commercial Bank since November 2023 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Gavrity served as Head of Enterprise Payments from January 2019 to November 2023 and Head of Commercial Payments from 2016 to 2019.

Stacy L. Gilbert (53) - Ms. Gilbert has been the Chief Accounting Officer and an executive officer of KeyCorp since March 2024. Prior to her appointment as Chief Accounting Officer, Ms. Gilbert served as Corporate Controller for KeyCorp since August 2023. She previously served as Assistant Corporate Controller and Senior Director of External Reporting and Accounting Policy. She first joined the Company in 2002, holding a variety of accounting roles, before leaving to join FirstMerit Corporation in 2008. She re-joined the Company in 2016.

Christopher M. Gorman (64) - Mr. Gorman has been Chairman, Chief Executive Officer, and President of KeyCorp since May 1, 2020. Mr. Gorman previously served as President and Chief Operating Officer from September 2019 to May 2020 and President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He became an executive officer of KeyCorp in 2010.

Clark H.I. Khayat (53) - Mr. Khayat has been Chief Financial Officer since March 2023 and an executive officer since September 2018. Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018 and served in that role until March 2023. Mr. Khayat had previously served as Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016.

Allyson M. Kidik (45) - Ms. Kidik has been the Chief Risk Review Officer and General Auditor and an executive officer of KeyCorp since July 2022. Ms. Kidik previously served as Senior Deputy General Auditor from 2018 to 2022 and Deputy General Auditor from 2015 to 2018.

Angela G. Mago (59) - Ms. Mago has served as the Chief Human Resources Officer since November 2023. She previously served as Head of Commercial Bank from May 2019 to November 2023 and Co-Head of Key Corporate Bank from 2016 to May 2019. She became an executive officer of KeyCorp in 2016.

Andrew J. Paine III (55) - Mr. Paine has been the Head of Institutional Bank since 2019. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. He became an executive officer of KeyCorp in 2016.

Mohit Ramani (51) - Mr. Ramani became Chief Risk Officer and an executive officer of KeyCorp on January 23, 2025. Prior to that time, he served in a variety of roles with Truist Financial Corporation, including Deputy Chief Risk Officer and Chief Credit Officer from January 2023 to January 2025 and Chief Business Unit Risk Officer from 2000 to 2023.
James L. Waters (58) - Mr. Waters became the General Counsel and Secretary and an executive officer of KeyCorp in July 2021. From 2018 to 2021, he served as General Counsel and Corporate Secretary of Cullen/Frost Bankers, Inc., a financial holding company.

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
As an FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2024, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.
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
Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2024, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in the following table.
Minimum Capital Ratios and KeyCorp Ratios Under Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp December 31, 2024 (c)
Common Equity Tier 1	4.50%	3.10%	7.60%	11.92%
Tier 1 Capital	6.00	3.10	9.10	13.69
Total Capital	8.00	3.10	11.10	16.15
Leverage (a)	4.00	N/A	4.00	10.03
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

Key elected the CECL phase-in option provided by regulatory guidance which delayed for two years the estimated impact of CECL on regulatory capital and phases it in over three years beginning in 2022. Effective for the first quarter 2022, Key entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. In the first quarter of 2025, CECL will be fully reflected in regulatory capital. On a fully phased-in basis, Key’s Common Equity Tier 1 ratio would be reduced by five basis points.

Revised prompt corrective action framework

The federal prompt corrective action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the United States, the Regulatory Capital Rules also revised the PCA capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank. The Revised PCA framework table below identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Prompt Corrective Action Framework.
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

As of December 31, 2024, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

The expanded total risk-weighted assets calculation used in the expanded risk-based approach would be phased in over a three-year period. For Category III and IV banking organizations, the requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period. All other elements of the calculation of regulatory capital would apply on the effective date of a final rule if the proposal is adopted. Comments on this proposal were due by January 16, 2024.

Liquidity requirements

U.S. banking organizations are subject to regulatory liquidity requirements based on international liquidity standards established by the Basel Committee (the “Basel III liquidity framework”). The Basel III liquidity framework establishes quantitative standards designed to ensure that a banking organization is appropriately positioned, from a balance sheet perspective, to satisfy its short- and long-term funding needs.

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

Large BHCs, like KeyCorp, are also subject to liquidity requirements contained in regulations adopted pursuant to the Dodd-Frank Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). As enacted in 2010, the Dodd-Frank Act required the Federal Reserve to impose enhanced prudential standards and early remediation requirements, including enhanced liquidity standards, upon BHCs (like KeyCorp) with at least $50 billion in total consolidated assets.

EGRRCPA, enacted on May 24, 2018, raised the asset threshold above which the Federal Reserve is required to apply enhanced prudential standards to BHCs from $50 billion to $250 billion. EGRRCPA gave the Federal Reserve the authority to continue to apply enhanced prudential standards to any BHCs having at least $100 billion but less than $250 billion in total consolidated assets (like KeyCorp) if it determines that the application of the standard is appropriate to prevent or mitigate risks to financial stability or to promote the safety and soundness of the BHC or BHCs, taking into consideration the BHC’s or BHCs’ capital structure, riskiness, complexity, financial activities, size, and other relevant factors.

As a result of the Federal Reserve’s implementation of certain of the enhanced prudential standards, KeyCorp is subject to requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, the monitoring of liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, a liquidity buffer, and liquidity risk management requirements, including requirements that apply to the board of directors, the risk committee, senior management, and the independent review function.

Final rules related to the implementation of EGRRCPA (“Tailoring Rules”) established four risk-based categories of banking organizations with $100 billion or more in total consolidated assets and applied tailored regulatory requirements to each respective category. KeyCorp falls within the least restrictive of those categories (“Category IV Firms”).

Under one of the Tailoring Rules, Category IV Firms with weighted short-term wholesale funding of less than $50 billion will not be subject to a modified LCR. KeyCorp does not meet the $50 billion threshold and is not subject to the modified LCR or an LCR public disclosure requirement.

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

Under the final rules adopted by the federal banking agencies to implement the Basel III NSFR for U.S. banking organizations, certain banking organizations with more than $100 billion in total assets must maintain minimum amounts of stable funding to support their assets, commitments, and derivatives exposures over a one-year time horizon. Under the rules, KeyCorp, as a Category IV firm with average weighted short-term wholesale funding of less than $50 billion, is not subject to an NSFR requirement.

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

The Federal Reserve has conducted a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenues, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline and severely adverse scenarios, that are determined by the Federal Reserve. KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank currently only has to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test in the past. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC.

Under one of the Tailoring Rules, KeyCorp is no longer required to conduct and publicly disclose the results of company-run stress tests and is subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year. In 2024, KeyCorp was required to participate in the Federal Reserve’s CCAR process and was subject to a supervisory stress test conducted by the Federal Reserve.

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

On March 4, 2020, the Federal Reserve adopted a final rule integrating certain aspects of the Federal Reserve’s Regulatory Capital Rules with CCAR and the stress test rules in order to simplify the overall capital framework that is currently applicable to BHCs that have $100 billion or more in total consolidated assets (including KeyCorp). The final rule amended the capital conservation buffer requirement under the Regulatory Capital Rules by replacing the static risk-weighted assets component of the buffer with a new measure, the stress capital buffer, which will be based on the results of an individual BHC’s supervisory stress test and cannot be less than 2.5 percent of risk-weighted assets. A firm will be subject to limitations on capital distributions and discretionary bonus payments if it does not satisfy all minimum capital requirements and its stress capital buffer requirement. A firm’s stress capital buffer requirement will become effective on October 1 of each year and will remain in effect until September 30 of the following year unless the firm receives an updated stress capital buffer requirement from the Federal Reserve.

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

On January 19, 2021, the Federal Reserve issued a final rule to make conforming changes to the capital planning, regulatory reporting, and stress capital buffer requirements for firms subject to Category IV standards (including KeyCorp) to make these requirements consistent with the tailored regulatory framework for large banking organizations that the Federal Reserve adopted in an October 2019 rulemaking. The final rule revised the elements of the capital plan that Category IV firms are required to submit to the Federal Reserve and makes related changes to regulatory reporting requirements. Also, the final rule updated the frequency for calculating the stress capital buffer for these firms.

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

On December 23, 2024, the Federal Reserve announced that it intends to propose changes to its stress testing framework in order to improve the transparency of the stress tests and reduce the volatility of the resulting capital requirements. The Federal Reserve said that it plans to, among other things, disclose and seek public comment on the models and scenarios used in the stress tests and to average results over two years to reduce year-over-year changes in capital requirements. Changes to the stress testing framework would apply to KeyCorp.

On December 24, 2024, five trade associations filed a lawsuit against the Federal Reserve in the United States District Court for the Southern District of Ohio to challenge the stress testing framework on the basis that the current framework violates the Administrative Procedures Act and the Due Process Clause of the United States Constitution. The parties bringing the lawsuit indicated that they do not object to the use of stress tests to set stress capital buffer requirements but that they want to ensure that the Federal Reserve subjects the stress tests to public notice and comment and complies with other applicable legal requirements. KeyCorp is monitoring developments in this case.

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

The FDIC has indicated that the loss estimates to be recovered by the special assessment will be periodically adjusted as the FDIC (as receiver of the failed banks) sells assets, satisfies liabilities, and incurs receivership expenses. The FDIC said that it will provide any updates regarding the amount and collection period for the special assessment when it sends the quarterly deposit insurance assessment invoices to the IDIs subject to the special assessment. In the first quarter of 2024, the FDIC announced an increase in its estimate of losses from protecting the uninsured depositors of SVB and Signature and, therefore, increased the amount that it would collect through the special assessment. Because of this updated estimate, Key incurred an incremental pre-tax expense of $29 million in the first quarter of 2024. Based on the quarterly invoices Key received from the FDIC in June 2024, September 2024, and December 2024, Key recorded an incremental pre-tax expense of $5 million in the second quarter of 2024, and a reversal of pre-tax expense of $6 million and $3 million in the third and fourth quarter of 2024, respectively, to true-up initial estimates to invoiced amounts.

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

Resolution and recovery plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, have been required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, have also been required to submit a resolution plan to the FDIC. These plans have been due annually unless the requirement to submit the plans was deferred by the regulators. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/resolutions/fdic-and-financial-regulatory-reform-title-i-and-idi-resolution-planning/. KeyCorp’s last resolution plan was submitted in 2017, and KeyBank’s last resolution plan was submitted in 2022. KeyCorp is no longer required to submit a resolution plan because of the rule change discussed below while KeyBank remains subject to resolution plan requirements as discussed below.

BHCs with less than $250 billion in total consolidated assets are no longer required to submit a resolution plan unless they have $75 billion or more in certain risk-based indicators. Under this rule, KeyCorp is no longer subject to resolution planning requirements.

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

On October 21, 2024, the OCC adopted revisions to its recovery planning guidelines. The OCC’s recovery planning guidelines require large OCC-regulated banks to develop and maintain a recovery plan that identifies triggers and options for responding to a wide range of severe internal and external stress scenarios so that the bank can be restored to financial strength and viability in a timely manner if it were to experience such stress situations. The OCC revised these guidelines to (i) expand the applicability of the guidelines to banks with at least $100 billion in average total consolidated assets, (ii) add a requirement for covered banks to test their recovery plans to ensure that their plans will be effective during periods of severe stress, and (iii) clarify that recovery plans should consider non-financial risks (including operational and strategic risks) as well as financial risks. KeyBank is subject to the OCC’s revised recovery planning guidelines. KeyBank is required to be in compliance with these guidelines by January 1, 2026 except that KeyBank’s compliance with the testing requirement is delayed until January 1, 2027.

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

Enhanced prudential standards and early remediation requirements

The Dodd-Frank Act required the Federal Reserve to impose enhanced prudential standards upon BHCs, like KeyCorp, with at least $50 billion in total consolidated assets. Prudential standards were required to include enhanced risk-based capital requirements and leverage limits, liquidity requirements, risk-management and risk committee requirements, resolution plan requirements, credit exposure report requirements, single counterparty credit limits (“SCCL”), supervisory and company-run stress test requirements and, for certain financial companies, a debt-to-equity limit. Early remediation requirements were required to include limits on capital distributions, acquisitions, and asset growth in early stages of financial decline and capital restoration plans, capital raising requirements, limits on transactions with affiliates, management changes, and asset sales in later stages of financial decline, which would be triggered by forward-looking indicators including regulatory capital and liquidity measures.

EGRRCPA raised the asset threshold above which the Federal Reserve is required to apply enhanced prudential standards to BHCs from $50 billion to $250 billion and gave the Federal Reserve the authority to apply enhanced prudential standards to BHCs with at least $100 billion in assets. Please see the discussion under the headings “Regulatory capital requirements - Liquidity requirements” and “Regulatory capital requirements - Capital planning and stress testing” for more information about EGRRCPA and the related Tailoring Rules.

Since 2010, the Federal Rule has implemented the following enhanced prudential standards required under the Dodd-Frank Act: (i) the resolution plan requirements (through a joint final rule adopted with the FDIC), (ii) stress test requirements, (iii) the incorporation of the Regulatory Capital Rules through the Federal Reserve’s previously finalized rules on capital planning and stress tests; (iv) liquidity requirements; (v) the risk management framework, including requirements around the risk committee and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management; and (vi) a 15-to-1 debt-to-equity, limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. In addition, the Federal Reserve has issued a final rule establishing SCCL requirements, but that rule does not apply to KeyCorp. The Federal Reserve has yet to implement a final rule on the early remediation requirements.

Bank transactions with affiliates

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent BHC and certain companies the parent BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts that are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. These provisions significantly restrict the ability of KeyBank to fund its affiliates, including KeyCorp, KBCM, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments (and certain companies in which these subsidiaries have invested). The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Supervision and governance

KeyCorp is subject to the Federal Reserve’s supervisory rating system for large financial institutions, which includes BHCs with total consolidated assets of $100 billion or more (including KeyCorp) (“LFI Rating System”). The LFI Rating System provides a supervisory evaluation of whether an institution possesses sufficient operational strength and resilience to maintain safe and sound operations through a range of conditions and assesses an institution’s capital planning and positions, liquidity risk management and positions, and governance and controls. Ratings issued under the LFI Rating System are confidential.

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

Developments relating to climate change

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

Personal financial data rights

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which gives individuals the right to obtain data regarding consumer financial products and services they have obtained. The final rule requires financial institutions (including KeyBank) and other financial service providers (collectively “data providers”) to make available to consumers and authorized third parties, upon request, data in the data provider’s possession or control concerning covered consumer financial products or services (including credit cards, deposit accounts, and other accounts that facilitate payments) in an electronic form usable by the consumers and authorized third parties. The data that must be provided includes account balance information, at least 24 months of transaction history, pricing information, information on upcoming third-party bill payments, and account verification information. The data providers are required to create and maintain consumer and developer interfaces that will be able to transfer the data. A data provider will not be allowed to charge any fees or other charges for making the covered data available or for maintaining the required interfaces. The CFPB indicated that it adopted this rule in order to foster competition and consumer choice and said that this rule is a step towards bringing about an “open banking” system in the United States. Compliance with the rule will be phased in over several years with KeyBank required to be in compliance by April 1, 2027. Following the issuance of this rule, two trade associations and a national bank headquartered in Kentucky filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the rule. Key is monitoring developments in this case.

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
◦Declining asset prices could adversely affect us.
◦Various factors may cause our allowance for loan and lease losses to increase or to be inadequate.
◦Geopolitical destabilization could adversely impact our loan portfolios.
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
•Liquidity Risk
◦We are subject to liquidity risk, which could negatively affect our funding levels.
◦Capital and liquidity requirements imposed by banking regulations require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets.
◦Federal agencies’ actions to ensure stability of the U.S. economy and financial system may have costly or disruptive effects on us.
◦We rely on dividends by our subsidiaries for most of our funds.
◦Our credit ratings affect our liquidity position.
•Operational Risk
◦We are subject to a variety of operational risks.
◦We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption.
◦We rely on third parties to perform significant operational services for us, and their failure to perform to our standards or other issues of concern with them could harm us.
◦Our framework for managing risks and mitigating losses may not be effective.
◦We are, and may in the future be, subject to claims, litigation, arbitration, investigations, and governmental proceedings, which could result in significant financial liability and/or reputational harm.
◦Our controls and procedures may fail or be circumvented, and our methods of reducing risk exposure may not be effective.
◦Our operations and financial performance could be adversely affected by severe weather and natural disasters exacerbated by climate change.
◦Societal and governmental responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
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
◦Scotiabank holds a significant equity interest in our business and may exercise influence over us, including through its ability to designate up to two directors to our Board of Directors.
•Reputation Risk
◦Damage to our reputation could significantly impact our business and major stakeholders.
◦Key is subject to corporate responsibility and sustainability efforts risks that could adversely affect our reputation and our business and results of operations.
•Model Risk
◦We rely on quantitative models to manage certain accounting, risk management, capital planning, and treasury functions.
•Estimates and Assumptions Risk
◦The preparation of our consolidated financial statements requires us to make subjective determinations and use estimates that may vary from actual results and materially impact our financial condition and results of operations.
◦Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.
◦Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the material risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations or cash flows, and our access to liquidity. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. The risks and uncertainties described below are not the only risks we face. Disclosures of risks should not be interpreted to imply that the risks have not already materialized.

Our ERM program incorporates risk management throughout our organization to identify, understand, and manage the risks presented by our business activities. Our ERM program identifies Key’s major risk categories as: compliance risk, operational risk, liquidity risk, market risk, credit risk, model risk, reputation risk, strategic risk, and estimates and assumptions risk. These risk factors, and other risks we may face, are discussed in more detail in other sections of this report.

I.  Credit Risk

We have concentrated credit exposure in commercial and industrial loans, commercial real estate loans, and commercial leases.

As of December 31, 2024, approximately 69% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than single family residential real estate loans and other types of consumer loans and have a different risk profile. The deterioration of a larger loan or a group of loans in this category could cause an increase in criticized, classified, and nonperforming loans, which could result in lower earnings from these loans, additional provision for loan and lease losses, and ultimately an increase in loan losses.

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

Recent Federal Reserve monetary policy, including shrinkage of its balance sheet and incremental increases in target interest rates early in 2023 followed by a sustained period of relatively higher target interest rates throughout the latter part of 2023 and 2024, continue to impact the commercial and residential real estate markets. Capitalization rates have risen, and property value appreciation has slowed and continues to decline. In many markets within Key’s footprint, property values continue to decrease. Industrial and retail properties continue to remain stable, but multifamily, office, hospitality, and single family detached properties show signs of deterioration. Development and construction continue, but at muted levels, and deliveries of additional units into the market have been supported. Oversupply of multifamily housing is a concern in certain urban and gateway markets. However, our exposures in those markets are limited (for example, approximately 5% of our multifamily portfolio is located in New York City, Chicago, Los Angeles, and San Francisco; we also have no exposure to rent controlled properties in New York City).

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

A relatively small portion of our commercial real estate loans are construction loans. New construction and value-add or rehabilitation construction projects may not be fully leased at loan origination. These properties typically require additional leasing through the life of the loan to provide adequate cash flow to support debt service payments. If property market fundamentals deteriorate sharply, performance under existing leases could deteriorate and the execution of new leases could slow, compromising the borrower’s ability to cover debt service payments.

We are subject to the risk of defaults by our loan clients and counterparties.

Many of our routine transactions expose us to credit risk, including the risk of default of our counterparties, which include other financial institutions, or clients. Our credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports and other information. We also rely on representations of those counterparties, clients, or other third parties as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to accurately evaluate the default risk of a counterparty or client. In addition, given the Dodd-Frank legislative mandate to centrally clear eligible derivative contracts, we rely on central clearing counterparties to remain open and operationally viable at all times. A financial institution or other counterparty failure or a cybersecurity breach that causes the failure of or disruption to a counterparty or client, may materially and adversely affect our business, financial condition, or results of operations. Further, market volatility or difficulty accessing liquidity in the capital markets can result in a weaker counterparty profile and eventual failure of the counterparty to meet its contractual obligations.

Declining asset prices could adversely affect us.

During periods of economic stress, the volatility and disruption that the capital and credit markets experience may reach, and have in the past reached, extreme levels. Market disruption may severely stress or even lead to the failure of financial institutions, which can cause further credit market constriction and further liquidation of assets, driving asset prices down even more. Asset price deterioration has a negative effect on the valuation of collateral and certain assets represented on our balance sheet and reduces our ability to sell assets at prices we deem acceptable.

The most recent recession in the U.S., resulting from the impact of the COVID-19 pandemic, did not have significant lasting impact on collateral value. However, there are still risks to economic stability that could reverse recent stable trends in asset prices.

These risks include, but are not limited to:

•A correction in equity or housing markets;
•Supply chain issues such as closed factories and disrupted port activity, as well as the impact of the Russia-Ukraine war and the Israel-Hamas war on global transportation and the availability of materials;
•Recessionary pressures on other major international economies, such as China, that may impact the broader global and our domestic economy;
•Labor-supply constraints, including as a result of potential changes to U.S. immigration policies and laws, leading to slowing job growth and rising wages along with inflation (wage-price spiral); and
•Negative real GDP growth, as a result of, in part, the Federal Reserve’s monetary policy to arrest inflationary pressures within the broader economy.
Various factors may cause our allowance for loan and lease losses to increase or to be inadequate.

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2024 represents management’s estimate of expected credit losses over the contractual life of our existing loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks, current trends, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, SOFR and other interest rates, the producer price index, and real estate values, along with updated information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. Further, the multitude and totality of factors impacting our estimates and the subjectivity of components of its calculation may cause the ALLL to be an inadequate representation of the actual losses incurred over the life of our loan portfolio. Both an increase in the ALLL and actual losses exceeding our current estimates will reduce our net income and could impact our capital positions and may materially and adversely affect our business, financial condition or results of operations.

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

A worsening of economic and market conditions or downside shocks could result in adverse effects on Key and others in the financial services industry. Recent and persistent interest rate increases and a slowing economy could present a challenge for the industry, including Key, and negatively affect business and financial performance.

In particular, we face the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:

•A loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on the price of our common shares or decreasing the credit or liquidity available to Key, while also increasing the cost of such credit or liquidity;
•A decrease in consumer and business confidence levels generally, decreasing credit usage and investment or increasing delinquencies and defaults;
•A decrease in household or corporate incomes, reducing demand for our products and services;

•A decrease in the value of collateral securing loans to our borrowers or a decrease in the quality of our loan portfolio, increasing loan charge-offs and reducing Key’s net income;
•A decrease in our ability to liquidate financial positions at acceptable market prices;
•An increase in competition or consolidation in the financial services industry;
•Increased concern over and scrutiny of the capital and liquidity levels of financial institutions generally, and those of our transaction counterparties specifically with a corresponding increase in our cost of capital, liquidity and/or funding;
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

In addition, volatility and uncertainty related to inflation and the effects of inflation, which has, in recent years, led to increased costs for businesses and consumers and could cause the Federal Reserve to reinitiate a series of interest rate increases, which may amplify or contribute to some of the risks of our business by adversely affecting the creditworthiness of our borrowers, increasing our costs, or resulting in lower values for our investment securities and other fixed-rate assets. To the extent that the Federal Reserve’s policies around managing inflation fail to mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen or are exacerbated by policies enacted by the U.S. government, including the imposition of tariffs or other trade policies, we could experience adverse effects on our business, financial condition, and results of operations.

In addition, when U.S. economic conditions are weak or recessionary, unemployment may rise and corporate profits may fall significantly, creating adverse credit conditions in our lending businesses. Rising credit costs may materially reduce our profitability as we generate the majority of our income from lending activity; See the section entitled “Credit Risk” in this Item 1A. “Risk Factors.”

We are subject to interest rate risk, which could adversely affect net interest income.

Our earnings depend heavily upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Hence, interest rate risk is inherent to our banking business and takes four primary forms: repricing risk, yield curve risk, basis risk, and option risk. Repricing risk occurs when assets and liabilities respond to interest rate changes at different paces and to a different degree. Yield curve risk arises when short- and long-term interest rates change to a different extent. We incur basis risk to the extent that the relationship between different interest rate indices changes over time. Option risk is present in assets, liabilities or other financial instruments that allow a party to change the timing of interest or principal payments.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and their payment behavior, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Our ability to anticipate changes in these factors or to hedge the related on-and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and our net interest income and net interest margin. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount and timing of interest we receive on loans and securities, the amount and timing of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. When the Federal Reserve raises or reduces interest rates, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the setting of benchmark rates may not follow historical relationships, which could influence net interest income and net interest margin through basis and other risks. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations.

Moreover, if the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, net interest income, and therefore our earnings, would be adversely affected. Conversely, earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. These scenarios illustrate repricing risk.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, banks, mortgage originators, hedge funds, insurance companies, and other institutional clients. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to, and may further lead to, market-wide liquidity problems and could lead to losses or defaults by us or other financial institutions. Disruption within the financial markets, including negative news regarding the banking industry or perceived risks of a bank’s safety and soundness, can adversely impact the market price and volatility of our common stock or deposit runoff. Online and mobile banking have made it easier for customers to withdraw their deposits. Higher withdrawals can raise funding cost, which may reduce Key’s net interest margin and net interest income. In addition, many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. Our credit risk may be affected when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of our loan or derivatives exposure. There can be no assurance that any such losses would not adversely and materially affect our results of operations.

III.  Liquidity Risk

We are subject to liquidity risk, which could negatively affect our funding levels.

Liquidity risk refers to our ability to fund liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Our banking business is subject to four primary liquidity risks: contingency risk, mismatch risk, funding risk, and refinancing risk. Contingency risk arises from unexpected funding or liquidity needs occurring during challenging economic or financial market conditions. Mismatch risk may occur when illiquid assets are funded with less stable funding sources. Funding risk arises if funding sources become too concentrated. Refinancing risk arises when a concentrated liability maturity profile creates near-term funding stress. Despite actions that we take to manage these risks, unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions (including a reduced level of wholesale funding sources), a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors to access new funds or renegotiate the terms of outstanding debt, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase in the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

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

In addition, regulatory liquidity standards require us to hold high-quality liquid assets, which has caused us to change, and may in the future cause us to change, our mix of investments, and may impact future business relationships with certain customers. Additionally, support of liquidity standards may be satisfied through the use of long-term wholesale borrowings, which tend to have a higher cost than that of traditional core deposits.

Further, the Federal Reserve has detailed the processes that BHCs should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. The severity and other features of these processes, which take the form of stress tests and other measures, may evolve from year to year and are used by the Federal Reserve to, among other things, evaluate our management of capital and the adequacy of our regulatory capital and to determine the stress capital buffer that we must maintain above our minimum regulatory capital requirements. Despite recent announcements by the Federal Reserve declaring intent to increase transparency into capital stress tests and models, the results of these processes are difficult to predict due to, among other things, the Federal Reserve’s use of proprietary stress models that differ from our internal models. Consequently, the Federal Reserve may impose capital requirements in excess of our expectations which could require us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel, or alter our planned capital actions. The results may also lead to limits on Key’s ability to make distributions, including paying out dividends or buying back shares.

From time to time, federal banking regulators tailor the extent to which various categories of large banks are subject to certain capital, liquidity and other regulations. For instance, Category IV banks with assets between $100 billion and $250 billion, including Key, are not currently subject to certain capital and liquidity standards required of larger banks. However, the bank regulatory environment evolves continually, and regulatory standards, expectations and requirements evolve along with that environment, raising the risk of increased compliance costs in the future. Moreover, often in response to industry or macroeconomic stress events, informal regulatory expectations of capital and liquidity management practices may exceed formal requirements. Consequently, Key may not be able to realize any potential benefits of periodic regulatory tailoring.

For more information on regulatory requirements and proposals regarding the management of liquidity risk, see the section titled “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report.

Federal agencies’ actions to ensure stability of the U.S. economy and financial system may have costly or disruptive effects on us.

The federal government’s actions can impact financial markets. For example, during 2024 the Federal Reserve, after an extended period of raising its monetary policy rate, began lowering interest rates in an effort to prevent a recession. These types of actions can impact financial markets and our business and cause increased financial market and interest rate volatility.

Bank failures, such as those that occurred in 2023, have led the U.S. Treasury Secretary, the FDIC, and the Federal Reserve to invoke the systemic risk exception to the least-cost resolution requirement under the FDIA to guarantee uninsured deposits of the failed banks. The systemic bank exception can only be invoked for financial market risks that pose a threat to financial stability. The FDIC may impose a special assessment on IDIs to recover the loss to the failed bank resulting from the use of the systemic risk exception to protect the uninsured depositors. The potential impact of a special assessment to Key could increase noninterest expense for that quarter, as was the case during the first and second quarters of 2024.

Regulators can implement measures designed to strengthen capital and liquidity standards and restore confidence in the banking system applicable to Key including those discussed in “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report. These regulatory rules could have a material effect on our business, financial condition, and results of operations. Capital and long-term debt requirements require us to divert resources from otherwise profitable lending and investment opportunities to ensure compliance, which may be dilutive to shareholders or limit Key’s ability to buy back shares or pay dividends.

The Federal Home Loan Bank (FHLB) system continues to be a source of funding. Changes in FHLB lending policy could adversely affect our liquidity and profitability.

Further, as market conditions evolve and respond to the influence of government agency initiatives, or lack thereof, the slope of the yield curve will shift and influence our loan and deposit rates and value of investments. The actions of federal agencies are not fully predictable which contributes to market volatility and changes to the slope of the yield curve.

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

The rating agencies regularly evaluate the securities issued by KeyCorp and KeyBank. The ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies. Changes in any of these factors could impair our ability to maintain our current credit ratings. We may be unable to maintain our current ratings and our ratings may be downgraded again in the future. The impact of downgrades to KeyCorp's or KeyBank's credit ratings could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income. If KeyCorp’s or KeyBank's credit ratings fell below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase our costs and reduce our profitability.

IV.  Operational Risk

We are subject to a variety of operational risks.

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

In the event of a failure, interruption, or breach of our information systems, or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. For example, we may experience operational disruptions or interruptions as a result of a cyber incident, including disruption caused by protective containment measures taken by us, such as taking certain first- or third-party systems off-line for a prolonged period. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and several financial institutions, including Key, have had third parties on which they rely experience such breaches. In addition, several financial institutions, including Key, have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disrupt, disable, or degrade services, or sabotage systems or data. Other attacks have attempted to obtain unauthorized access to confidential, proprietary, or personal information or intellectual property, to extort money through the use of “ransomware” or other extortion tactics, or to alter or destroy data or systems, often through various attack vectors and methods, including the introduction of computer viruses or malicious or destructive code (commonly referred to as “malware”), phishing, cyberattacks, account takeovers, credential stuffing, and other means. To the extent that we use third parties to provide services to our clients, we cannot control all of the risks at these third parties or third parties’ downstream service providers. Hardware, software, or applications developed by Key or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could unpredictably compromise information and cybersecurity. We depend on third party service providers and their downstream service providers to implement adequate controls and safeguards to protect against and report cyber incidents. While we have a third party risk management program, because we do not control our third party service providers or their downstream service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. If such parties fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation. In addition, should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could have a material impact on our business strategy, results of operations, or financial condition.

In addition, our customers routinely use Key-issued credit and debit cards to pay for transactions conducted with businesses in person and over the internet. If the business’s systems that process or store debit or credit card information experience a security breach, our card holders may experience fraud on their card accounts. We may suffer losses associated with such fraudulent transactions, as well as for other costs, such as replacing impacted cards. Key also provides card transaction processing services to some merchant customers under agreements we have with payment networks. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data breach.

We also face risks related to the increasing interdependence and interconnectivity of financial entities and technology systems. A technology failure, cyberattack or other security breach that significantly compromises the systems of one or more financial parties or service providers in the financial system could have a material impact on counterparties or market participants, including us. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication, or other systems globally and across companies and industries. Any third-party technology failure, cyberattack, or security breach could adversely affect our ability to effect transactions, service clients, or otherwise operate our business and could result in legal liability, remediation costs, regulatory action, or reputational harm. Additionally, the increasing use of third-party financial data aggregators and emerging technologies, including the use of automation, artificial intelligence and robotics, introduces new information security risks and exposure for us and for our third party service providers, and, additionally, such technologies may be used to identify vulnerabilities; such technologies have resulted in a substantial increase in the volume and sophistication of cyberattacks against financial and other institutions, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks. Such security attacks can originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients through social engineering, phishing, mobile phone malware and SIM card swapping, and other methods. Our security systems, and those of the third-party service providers on which we rely, may not be able to protect our information systems or data from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that a malicious actor or our employees may intercept and/or transmit or otherwise misuse unauthorized personal, confidential, or proprietary information or intellectual property. An interception, misuse, or mishandling of personal, confidential, or proprietary information or intellectual property being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm.

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

We rely on third parties to perform significant operational services for us, and their failure to perform to our standards or other issues of concern with them could harm us.

Third parties perform significant operational services on our business, and many of our third party vendors outsource aspects of their operations and contractual obligations to downstream service providers. These parties – both our vendors and their downstream service providers – are subject to similar risks as Key. While we have a third party risk management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. For example, one or more of these parties may experience a cybersecurity event, financial distress (including, but not limited to, filing for bankruptcy), operational difficulties, or operational disruptions that could negatively impact performance and delivery of our services. In addition, some of our third party arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. Service providers have not always met our requirements and expectations, and no assurance can be provided that in the future they will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, including cybersecurity, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require or that they are contractually obligated to provide. Disruption in services provided by these third parties, including a discontinuation or delay in services, could increase the costs of doing business and adversely affect our ability to deliver products and services to clients, to support teammates, and otherwise to conduct business, which would negatively impact our customer relationships, our reputation, and our business.

Further, regulatory guidance adopted by federal banking regulators related to how banks select, contract with, evaluate, engage with, and manage their third parties, including such third parties’ use of subcontractors and downstream service providers, impacts whether and how we work with such parties, as well as the cost of managing such relationships. In some instances, we may be responsible for failures of third parties to comply with government regulations. We may need to incur substantial expenses to address issues with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results. Certain third parties may have limited identification obligations to us or may not have the financial capacity to satisfy their indemnification obligations, and our insurance coverage may be inadequate to protect us from losses related to the actions of our third party vendors and their downstream service providers.

Our framework for managing risks and mitigating losses may not be effective.

Our risk management framework seeks to maintain safety and soundness and maximize profitability. We have established policies, processes, and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including compliance, operational, liquidity, market, credit, model, reputational, and strategic risk, among others. We cannot provide assurance that our risk management framework will effectively mitigate risk and limit losses in our business and operations. For example, our risk management framework and measures that we take to mitigate risk may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risks, including risks that are unidentified or unanticipated, even if the frameworks for assessing risk are properly designed and implemented. In addition, some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, results of operations, and financial condition could be adversely affected.

We are, and may in the future be, subject to claims, litigation, arbitration, investigations, and governmental proceedings, which could result in significant financial liability and/or reputational harm.

We are subject to, and may in the future be subject to, claims or legal actions taken against us by customers, vendors, shareholders, or other parties. Further, KeyCorp is currently named, and KeyCorp and certain of its officers and directors have in the past been named, and may in the future be named, as defendants in various class actions, mass arbitrations, and other litigation relating to our business and activities. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, estimable, and consistent with applicable accounting guidance. At any given time, we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services.

We are also involved, from time to time, in other information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting, compliance, and operational matters, which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief which, if significant, could adversely affect our business, results of operations and/or financial condition. Enforcement authorities may also seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters and any such resolution of a matter involving Key could lead to increased exposure to private litigation, could adversely affect Key’s reputation, and could result in limitations on our ability to do business in certain jurisdictions. Further, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit certain of our business activities. In recent years, there has been an increase in the number of investigations and proceedings in the financial services industry. A violation of law or regulation by another financial institution has, in the past, resulted in, and may, in the future, give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Key. The outcome of regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict, and the uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and actual settlements or penalties.

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

Natural disasters, including wildfires, tornadoes, severe storms, and hurricanes, have seemingly become more frequent and severe due to climate change. The timing and effects of these climate-related physical risks are difficult to accurately predict, and the potential impact of such risks on our operations, employees, communities, and customers could have a material adverse effect on our business, financial position, and results of operations. Given our broad regional focus, we are exposed to a wide range of climate-related physical risks across different geographical areas. Severe weather events can directly affect our operations by interrupting systems, damaging facilities, disrupting our supply chain, and hindering our ability to conduct business as usual. Additionally, these events can indirectly impact us by damaging or destroying customer businesses, impairing their ability to repay loans, or causing damage to properties pledged as collateral for loans made by Key. Although preventative measures may help to mitigate damage, such measures could be costly, and any disaster could adversely affect our ability to conduct our business as usual. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other severe weather events. Recurring extreme weather events could also reduce the availability or increase the cost of insurance. Our failure to comply with evolving regulatory requirements related to natural disaster risk management may also result in legal and financial consequences.

Societal and governmental responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts, creating potential transition risk. Transition risks could include additional regulatory requirements or legislation, changes in stakeholder behaviors, or the development of new technologies to aid in the transition to a low-carbon economy, New and/or changing regulatory requirements could affect our results by requiring us to take costly measures to comply with any new laws or regulations related to climate change that may be adopted by federal, state, and local governments or regulators. Consumers and businesses also may change their own behavior as a result of these concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. In addition, the multiple and potentially conflicting laws and regulations regarding climate change that have been or may be adopted by various jurisdictions could increase our cost of doing business and make compliance with such laws and regulations more difficult. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon-intensive activities.

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

V.  Compliance Risk

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

KeyBank and KeyCorp remain covered institutions under the Dodd-Frank Act’s enhanced prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Like similarly situated institutions, Key undergoes routine scrutiny from bank supervisors in the examination process and is subject to enforcement of regulations at the federal and state levels, particularly with respect to customer practices involving fair and responsible banking, fair lending, unfair, deceptive or abusive practices, and the Community Reinvestment Act, as well as compliance with AML, BSA and Office of Foreign Assets Control efforts.

Changes to existing statutes and regulations, and taxes (including industry-specific taxes and surcharges), or their interpretation or implementation, could affect us in substantial and unpredictable ways, particularly with those laws and regulations that serve to protect customers. Such changes may subject us to additional costs, adversely impact our income, and increase our litigation risk should we fail to appropriately comply and may also impact consumer behavior, limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate. In addition, changes to laws and regulations may impact our customers by requiring them to adjust their operations or practices or impair their ability to pay fees or outstanding loans or afford new products, which could negatively impact demand for our products and services.

Certain federal regulations have been in existence for decades without modification to account for modern banking practices, such as digital delivery of products and services, which can create challenges in execution and in the examination process. Emerging technologies, such as cryptocurrencies, could limit KeyBank’s ability to track the movement of funds. KeyBank’s ability to comply with BSA/AML and other regulations is dependent on its ability to continuously improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, fines, or restitution, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and affiliated parties. These enforcement actions may be initiated for violations of laws and regulations, for practices determined to be unsafe or unsound, or for practices or acts that are determined to be unfair, deceptive, or abusive. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage , or restrictions on our business. Moreover, different government administrations may have different regulatory priorities, which may impact the level of regulation of financial institutions and the enforcement environment. For more information, see “Supervision and Regulation” in Item 1 of this report.

We are subject to complex and evolving laws and regulations regarding privacy and cybersecurity, which could limit our ability to pursue business initiatives, increase the cost of doing business and subject us to compliance risks and potential liability.

We are subject to complex and evolving laws, regulations, and requirements governing the privacy and protection of personal information of our customers, employees, job applicants, and other individuals. Complying with laws, regulations, and requirements applicable to our collection, use, transfer, and storage of personal information, as well as notification requirements related to our obligations with respect to such personal information, can increase operating costs, impact the development and marketing of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by Key or our vendors or our failure to comply with notification requirements related to incidents relating to such personal information could expose us to litigation or regulatory fines, penalties, or other sanctions.

At the federal level, we are subject to the Gramm-Leach-Bliley Act of 1999, as amended, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables customers to opt out of the sharing of certain non-public personal information with unaffiliated third parties. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy and cybersecurity. A number of states have also recently enacted consumer privacy laws that impose compliance obligations with respect to personal information or issued guidance regarding the same, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (known as the “CCPA”), and the New York Department of Financial Services Cybersecurity Regulations. In addition, there has been a significant increase in privacy-related litigation in recent years with respect to how organizations collect information and technical data from their public facing websites, and federal and state courts have been creating new legal frameworks around consumer and website privacy, which also creates new risks on businesses. As new privacy-related laws and regulations, and judicially-created frameworks, are implemented in jurisdictions in which

KeyBank operates, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for noncompliance and reporting obligations in the case of data breaches, may significantly increase. Compliance with these laws and regulations has required and may continue to require us to change our policies, procedures, and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, result in increased costs as a result of continually evaluating our policies and processes and adapting to new requirements that are or become applicable to us, and subject us to monetary penalties for breach of such laws and regulations. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.

VI.  Strategic Risk

We may not realize the expected benefits of our strategic initiatives.

Our ability to compete depends on a number of factors, including, among others, our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitability; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; fostering an inclusive work environment for all employees; and engaging, retaining, and inspiring our high-performing and talented workforce. The success of these initiatives can be subject to changes in the macroeconomic environment that are beyond our control. In addition, our inability to execute on or achieve the anticipated outcomes of our strategic priorities, or to do so in the expected timeframe, may affect how the market perceives us and could impede our growth and profitability.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, private credit funds, investment banking firms, broker-dealers, financial technology companies, and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks, including large technology companies, to offer products and services traditionally provided by banks. We expect the competitive landscape of the financial services industry to become even more intense as a result of legislative, regulatory, structural, customer preference, and technological changes.

Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain, and build long-term client relationships; our ability to develop and deliver competitive products and technologies expected by our customers, while maintaining safety and soundness, effective risk management practices, and high ethical standards; our ability to attract, retain, and develop an employee workforce with the required skills and expertise; and industry and economic trends. Increased competition in the financial services industry, or our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.

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

The continuous, widespread adoption of new technologies requires us to continually evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer loans and deposits and related income generated from those products.

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

Our success depends on our ability to attract, retain, motivate, and develop a high performing, inclusive, and collaborative workforce. Competition for talent in our business is strong and requires us to make investments to provide compensation and benefits at market levels. Rising wages, as well as inflation, may cause us to increase these investments. Such investments cause compensation and benefits to represent our greatest expense.

Additionally, we increasingly compete for talent outside of the core financial services industry. Non-financial institutions may be subject to different pay and hiring expectations than us, which may make it more difficult for us to attract qualified teammates. For example, we are required to deliver a substantial portion of the variable compensation of certain teammates in the form of awards tied to our financial performance and/or share price performance. Our failure to achieve our long-term financial goals and/or our share price performance may cause the value of these awards to decline or fall to zero, which would impact our ability to retain and incentivize qualified teammates. Similarly, our pay practices are subject to scrutiny by our regulators who may identify deficiencies in the structure of, or issue additional guidance on our compensation practices, causing us to make changes that may affect our ability to offer competitive pay to these individuals or that place us at a disadvantage to non-financial service industry competitors.

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

Scotiabank holds a significant equity interest in our business and may exercise influence over us, including through its ability to designate up to two directors to our Board of Directors.

Scotiabank holds approximately 14.9% of our issued and outstanding common shares. Pursuant to the Investment Agreement, dated August 12, 2024, between us and Scotiabank (the “Investment Agreement”), Scotiabank is entitled to designate up to two directors to our Board of Directors, subject to specified minimum ownership requirements. As of the date hereof, our Board of Directors includes two directors who were appointed pursuant to Scotiabank’s director designation rights. As a result of the amount of common shares that are currently held by Scotiabank, together with its director designation rights, Scotiabank may be able to influence our policies and operations and impact matters requiring shareholder approval. In addition, the existence of a large shareholder may have the effect of deterring takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. The interests of Scotiabank with respect to matters potentially or actually involving or affecting us and our other shareholders, such as future acquisitions, financings, and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

VII.  Reputation Risk

Damage to our reputation could significantly impact our business and major stakeholders.

Our ability to attract and retain customers, clients, investors, and highly skilled management and employees is affected by our reputation. Damage to our reputation could also adversely impact our credit ratings and access to capital markets.

Significant harm to our reputation can arise from various sources, including inappropriate behavior or misconduct of employees, actual or perceived unethical behavior, litigation or regulatory outcomes, inadequate or ineffective risk management practices, failing to deliver minimum or required standards of service and quality, corporate governance and regulatory compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, complex fraud threats, failure to meet external commitments and goals, including financial corporate responsibility and sustainability related commitments, the activities of our clients, customers and counterparties, including vendors, and actions taken by shareholder activists and community organizations. Additionally, actions by the financial services industry generally or by certain members or individuals in the industry as well as legislative or regulatory actions that target or negatively impact the industry may also have a significant adverse effect on our reputation.

Negative coverage about Key published in traditional media or on social media websites, whether or not factually correct, may affect our reputation and our business prospects and impact our ability to attract and retain highly skilled employees. Social media facilitates the rapid dissemination of information or misinformation, thereby increasing the potential for widespread dissemination of inaccurate, false, misleading, or other negative information that could damage our reputation. Negative public opinion can also adversely affect our ability to attract and maintain customer relationships and could subject us to litigation and regulatory action.

We are also subject to the risk that disruptions to how our customers access our banking services, such as disruptions to our technology platforms (e.g., online banking websites or mobile applications) or other impacts to our branches, could harm our reputation with customers. In particular, a cybersecurity event impacting Key or our customers’ data or personal information could negatively impact our reputation and customer confidence in Key and our data security procedures. Increased model and generative AI use could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Key is subject to corporate responsibility and sustainability efforts risks that could adversely affect our reputation and our business and results of operations.

Views about corporate responsibility and sustainability-related issues are diverse, dynamic, and rapidly changing. Financial services companies, including Key, face increasing criticism from social and environmental activists who target companies, including Key, for engaging in business with clients engaged in industries which such activists perceive to be harmful to communities or the environment. Such criticism directed at Key could generate dissatisfaction among our stakeholders. Additionally, however we respond to such criticism, we face the risk that current or potential clients may decline to do business with us or current or potential employees refuse to work with us. This can be true regardless of whether we are perceived by some as not having done enough to address activist concerns or by others as having inappropriately yielded to activist pressures. Conversely, there exists anti-environmental, social and governance (ESG) and anti-diversity, equity, and inclusion (DEI) sentiment among certain stakeholders and government institutions, which has gained momentum across the U.S. For example, President Trump recently issued an executive order opposing DEI initiatives in the private sector, and certain states have taken, and may in the future take, actions or proposed measures to limit the state’s ability to do business with financial institutions or other businesses identified as discriminating against certain industries or practices based on environmental or social criteria. We could be exposed to reputational, financial, and legal risk as a result of anti-ESG and anti-DEI sentiment, and our ability to retain and attract customers and employees may be negatively impacted as a result of these contrasting arguments in how a financial institution should address these issues.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their corporate responsibility and sustainability practices and disclosures. We may face criticism or a loss of confidence, with accompanying reputational risk, from our perceived action or inaction to deliver on our corporate responsibility and sustainability-related commitments. Investors and other stakeholders, including U.S. institutional investors, are increasingly considering how corporations are incorporating corporate responsibility and sustainability matters, including climate-related financial risks, into their business strategy when analyzing the expected risk and return of potential investments. The specific factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that Key has not made sufficient progress on corporate responsibility and sustainability matters or is not aligned with the investors’ priorities. In addition, collecting, measuring, and reporting corporate responsibility and sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving and potentially conflicting reporting standards, and can present numerous operational, reputational, financial, legal, and other risks. Further, inadequate processes to collect and review this information prior to disclosure could result in potential liability related to such information.

VIII.  Model Risk

We rely on quantitative models to manage certain accounting, risk management, capital planning, and treasury functions.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including, but not limited to, estimating ALLL, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, predicting cash flows, and for capital planning purposes (including during the capital stress testing process). Models are simplified representations of real-world relationships. Thus, our modeling methodologies rely on many assumptions, historical analyses, correlations, and available data. These assumptions provide only reasonable, not absolute, estimates, particularly in times of market distress when historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Models can also produce inadequate estimates due to errors in computer code, use of unsuitable data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.

Some models we use employ methodologies based on artificial intelligence (AI) or machine learning (ML). These models bring some unique complexities from those of traditional models, such as the need for large datasets for training, the potential for algorithmic bias, and the difficulty in interpreting model decisions.

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

IX.  Estimates and Assumptions Risk

The preparation of our consolidated financial statements requires us to make subjective determinations and use estimates that may vary from actual results and materially impact our financial condition and results of operations.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of the Key’s assets or liabilities and financial results. Certain accounting policies are critical because they require management to make difficult, subjective or complex judgments about matters that are inherently uncertain and the likelihood that materially different estimates would result under different conditions or through the utilization of different assumptions. If assumptions or estimates underlying the Key’s consolidated financial statements are incorrect or are adjusted periodically, our financial condition and results of operations could be materially impacted. See the “Critical Accounting Policies” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for additional information.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The FASB periodically changes the financial accounting and reporting standards governing the preparation of Key’s consolidated financial statements. Additionally, those bodies that establish and/or interpret the financial accounting and reporting standards (such as the FASB, SEC, and other regulatory agencies) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how Key records and reports its consolidated financial condition and results of operations. In some cases, Key could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. A significant decline in a reporting unit’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock may cause the fair value of a reporting unit to be below its carrying amount, resulting in goodwill impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or on our regulatory capital levels, but such an impairment loss could significantly reduce our earnings and thereby restrict KeyBank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2024, the book value of our goodwill was $2.8 billion, substantially all of which was recorded at KeyBank. Any such write down of goodwill will reduce Key’s earnings, as well. See the “Critical Accounting Policies” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for additional information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

As a financial services institution, Key faces heightened risk of cybersecurity incidents. Risks and exposures related to cybersecurity incidents are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of cybersecurity threats and geopolitical events, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services utilized by us and our clients, including products and services that utilize the cloud and artificial intelligence (AI), among other emerging technologies. To date, Key has not experienced material disruption to our operations, or material harm to our client base, from cyberattacks. However, we have incurred, and may again incur, expenses related to the investigation of cybersecurity incidents involving third-party providers or related to the protection of our clients from identity theft as a result of such incidents. We have also incurred, and may continue to incur, expenses to enhance our systems or processes to protect against cyber or other security incidents. For more information, see “Risk Factors—We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption” in Item 1A. Risk Factors of this report.

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
•Third Line of Defense – Risk Review Group (RRG). The RRG reviews and evaluates the scope and breadth of security activities throughout Key and the effectiveness of the IS Program. RRG conducts independent internal audits on Key’s LOBs, operations, information systems, and technologies. These internal audits provide an independent perspective on Key’s processes and risks. Technology risks are evaluated in areas including cybersecurity and information security, data control, acquisition and development, delivery and support, business continuity, and information technology governance. RRG shares the results of its audits with the LOB management, Key’s Operational and Compliance Risk Management Groups, the Board’s Audit Committee, and banking regulators.

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

Key has implemented cybersecurity, privacy, and fraud education and awareness programs across the enterprise to educate teammates on how to identify and report cybersecurity and privacy concerns. Employees and contractors with access to assets or data owned or maintained by Key receive mandatory enterprise-wide cybersecurity, privacy, and fraud training on an annual basis. In addition, our management team from time to time participates in cybersecurity tabletop exercises that simulate cybersecurity incidents. These exercises are intended to test our response to potential incidents and assess the procedures outlined in our incident response playbooks.

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

Key’s CISO oversees the IS Program and its related policies and is responsible for determining whether relevant security risk information is properly integrated into strategic and business decisions, overseeing the appropriate identification and ownership of security risks, monitoring critical risks, and maintaining the appropriate oversight and governance of information security through associated programs and/or standards. Our CISO has served in various roles in information technology and information security at Key for over 30 years, including serving as Enterprise Security Executive. The CISO holds a B.S.B.A in Management Information Systems.

The CISO is responsible for reporting on information security matters, including cybersecurity risk, to the Board. The CISO provides updates to the Audit Committee on cybersecurity matters at each regularly scheduled Committee meeting (six times in 2024). The CISO’s update to the Committee generally address the cybersecurity threat landscape, information security trends, strategic initiatives related to information security, and cybersecurity program reviews. The CISO also updates the Risk Committee on cybersecurity matters and on Key’s compliance with the Gramm-Leach-Bliley Act on an annual basis and presents the Information Security Policy for approval. The CISO, along with Key’s Deputy CISO, also report annually to the Technology Committee to obtain approval on Key’s Cyber Strategy and Investment Plan. The CISO provides updates to the Board as needs arise and from time to time.

Key’s Deputy CISO leads the Corporate Information Security function, including the Cyber Defense Center, Identity
& Access Management Operations, Information Security Governance and Data Protection, and Security Architecture, Engineering and Platform Operations. The Deputy CISO has over 17 years of cybersecurity and technology risk management experience across financial services and retail, previously served as the Head of Information Security Governance within KeyCorp’s Corporate Information Security group, as well as the Head of Cybersecurity and Technology Risk Oversight within KeyCorp’s Risk Management group. He holds a bachelor’s degree in Finance and Management Information Systems and an MBA.

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

ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located at 127 Public Square, Cleveland, Ohio 44114-1306 in the Key Center. At December 31, 2024, Key leased approximately 375,414 square feet of the complex, encompassing the first floor branch, the 2nd, 3rd and 5th through 9th office floors, the 12th floor, and the 54th through 56th floors of the 57-story Key Center. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and totaling 584,930 square feet at December 31, 2024. Our office space is used by all of our segments. As of the same date, KeyBank owned 410 branches and leased 534 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
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

PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference:

Page(s)
Discussion of dividends in the section captioned “Capital — Dividends”	73
Discussion of our common shares, shareholder information, and repurchase activities in the section captioned “Capital — Common Shares outstanding”	73
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2019, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group. Share price performance is not necessarily indicative of future price performance.

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

We did not complete any open market share repurchases in 2024, and have no Board-approved repurchase authorizations outstanding.

During 2024, Key repurchased $28 million of shares related to equity compensation programs.

On August 30, 2024, KeyCorp issued 47,829,359 Common Shares for approximately $821 million in gross proceeds to Scotiabank pursuant to the first closing under the Investment Agreement. On December 27, 2024, Scotiabank completed the second and final purchase of 115,042,316 Common Shares under the Investment Agreement with an investment of approximately $2.0 billion in gross proceeds. These acquisitions were exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), by virtue of the exemption provided by Section 4(a)(s) of the Securities Act.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2024. See Note 24 (“Shareholders' Equity”) for more information regarding share repurchases.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs (b)
October 1 - 31	236	$17.21	—	$—
November 1 - 30	103,712	19.49	—	—
December 1 -30	262	18.84	—	—
Total	104,210	$19.48	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the fourth quarter of 2024.

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2024 and 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents. To review our financial condition and results of operations for 2022 and a comparison between the 2022 and 2023 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K filed with the SEC on February 22, 2024, which discussion is incorporated herein by reference.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship-based business model, growing our franchise, and being disciplined with respect to capital management. We intend to pursue this commitment by growing profitably; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our high-performing and talented workforce and fostering a culture that is fair and inclusive for all. These strategic priorities for enhancing long-term shareholder value are described in more detail below.

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
•Acquire and expand targeted client relationships — We seek to be client-centric in our actions and have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. We seek to provide solutions to serve our clients' needs. We focus on markets and clients where we can be the most relevant. In aligning our businesses and investments against these targeted client segments, we are able to make a meaningful positive impact for our clients.
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
•Engage a high-performing and talented workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We intend to continue to engage our high-performing and talented workforce to create an environment where everyone can make a difference, own their careers, be respected, and feel a sense of pride.

Executive overview

Our 2024 financial results were generally positive and reflected the impact of large securities repositioning trades that enhanced our future earnings trajectory. Net interest income was down, reflecting lower loans and changes in interest rates, but remained within our target range versus 2023. Fee growth was stronger than expected reflecting the second highest year of investment banking revenues in our history. At December 31, 2024, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 11.92% and 13.69%, respectively. We achieved meaningful positive operating leverage in the second half of the year and look to continue to deliver earnings growth and operating leverage in 2025.

Strategic Minority Investment by Scotiabank

On August 12, 2024, we entered into an Investment Agreement with Scotiabank pursuant to which Scotiabank agreed to make a strategic minority investment in KeyCorp of approximately $2.8 billion, representing approximately 14.9% pro forma common stock ownership of KeyCorp, for a fixed price of $17.17 per share. On August 30, 2024, Scotiabank completed the initial purchase of our Common Shares with an investment of approximately $821 million in gross proceeds. Following the initial purchase, Scotiabank owned approximately 4.9% of KeyCorp’s common stock.

On December 13, 2024, Key announced that all necessary bank regulatory approvals had been received for completion of Scotiabank’s strategic minority investment in KeyCorp. On December 27, 2024, Scotiabank completed the final purchase of our Common Shares contemplated under the Investment Agreement with an investment of approximately $2.0 billion (the “Second Closing”). Following the Second Closing, Scotiabank owns approximately 14.9% of our Common Shares.

On December 27, 2024, in connection with the Second Closing, the Board of Directors of KeyCorp increased the size of the Board to fifteen directors and appointed Jacqueline Allard and Somesh Khanna to serve on the Board, effectively immediately upon the Second Closing.

Refer to Note 24 (“Shareholders' Equity”) for additional information on this transaction.

Securities Repositioning

On September 6, 2024, we initiated a strategic repositioning of our available-for-sale investment securities portfolio by selling approximately $7.0 billion in market value of low-yielding mortgage-backed securities. The mortgage-backed securities that were sold had a weighted average book yield of approximately 2.3% and an average duration of approximately six years. Reinvestment of the proceeds from the sale was completed in October 2024, with the new securities having an average book yield of approximately 4.95% and an average duration of approximately four years. During the third quarter of 2024, along with our customary sale of short-dated U.S. Treasuries set to mature within the quarter, we also sold approximately $3 billion in U.S. Treasuries yielding 50 basis points that were set to mature in the fourth quarter of 2024. The total pre-tax loss on the sale of securities available for sale for the third quarter was $935 million of which $918 million was associated with the strategic repositioning.

Prior to the Second Closing, KeyCorp completed the strategic repositioning of its available-for-sale investment securities portfolio by selling an additional $3.0 billion in market value of low-yielding investment securities and terminating approximately $3.0 billion of fair value hedges, resulting in a pre-tax loss of $915 million in the fourth quarter of 2024. The investment securities that were sold had a weighted average book yield of approximately 1.5% and an average duration of approximately eight years. The reinvestment of the proceeds from the repositioning was completed in December 2024, with the new securities having an average book yield of 5.5% and an average duration of approximately four years.

In addition to the items described above, the following actions and results during 2024 also supported our overall corporate strategy.

•We have expanded our commercial banking business in Chicago and Southern California to serve more middle market clients with our differentiated platform, which includes a full range of commercial lending and capital markets capabilities as well as payments solutions designed specifically for the segment.
•We completed core technological modernization projects of our commercial loan platform and our derivatives platform.

•We ended the year with $61.4 billion in assets under management and administration, a record high, reflecting the strong sales production in our mass affluent segment.
•Within our Consumer Bank, we grew relationship households in excess of three percent for the second consecutive year, including growth of five to eight percent throughout our western markets.
•We remained committed to our strategy to engage a high-performing and talented workforce and fostering an inclusive environment for all. We continue to be recognized by multiple organizations for our dedication to creating an environment where all employees are treated with respect and empowered to bring their authentic selves to work.

Business Outlook

Consistent with the forward guidance we provided on January 21, 2025, we expect these results for full year 2025 versus full year 2024.

Category	2024 Baseline	FY2024 vs FY2023	FY2025 (vs FY 2024)(a)
Average loans	$107.7 Billion	(9)%	down 2% to 5%
Ending loans	$104.3 Billion	(7)%	Flat vs YE 2024
PE Commercial Loans	$71.9 Billion	(7)%	up 2% to 4%
Net interest income (TE)	$3,810 Million	(3)%	up ~20%(b)
Adjusted noninterest income(c)	$2,645 Million	+7%	up 5%+
Adjusted noninterest expense(c)	$4,520 Million	+3%	up 3% to 5%
Net charge-offs to average loans	41 bps	+ 20 bps	40 to 45 basis points (FY2025)
Effective tax rate			~21% to 22% (FY2025)
Tax-equivalent Effective Rate(d)			~23% to 24% (FY2025)
(a) Ranges are shown on an operating basis.
(b) Additional Guidance: Net interest income (TE): 10%+ 4Q25 vs. 4Q24.
(c) Refer to the GAAP to Non-GAAP Reconciliation within Management's Discussion and Analysis of this Form 10-K for the reconciliation of these non-GAAP measures.
(d) Reflects the estimated full year taxable-equivalent adjustment.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2023, to the year ended December 31, 2024 (dollars in millions):
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

Net interest income (TE) for 2024 was $3.8 billion, and the net interest margin was 2.16%. Compared to 2023, net interest income (TE) decreased $133 million, and the net interest margin was relatively stable, decreasing by one basis point. The decline in net interest income (TE) and the net interest margin reflects higher deposit costs, partly due to a shift in funding mix from noninterest-bearing deposits to higher cost deposits in 2024, and lower loan balances, in part due to the residual effect of Key’s balance sheet optimization efforts during the second half of 2023. Net interest income (TE) and the net interest margin benefited from higher earning asset yields as a result of the higher interest rate environment, including the reinvestment of proceeds from maturing investment securities into higher-yielding investments. Net interest income (TE) and the net interest margin also benefited from the maturity of interest rate swaps with negative carry, and an increase in lower-cost deposits, which contributed to the decline in wholesale borrowings. In addition, during the second half of 2024, Key completed the available-for-sale portfolio repositioning, which involved the sale and reinvestment of approximately $10.0 billion of lower-yielding mortgaged-backed securities into higher-yielding investments.
Average loans totaled $107.7 billion for 2024, compared to $118.0 billion in 2023. The $10.3 billion decrease reflected continued tepid client loan demand. Commercial loans decreased $7.6 billion, due to lower commercial and industrial loans and commercial mortgage real estate loans. Additionally, average consumer loans declined by $2.6 billion, reflective of broad-based declines across all consumer loan categories.

Average deposits totaled $146.2 billion for 2024, an increase of $2.1 billion compared to 2023, reflecting growth in both consumer and commercial deposits, partially offset by a decline in brokered CDs.

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

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations(g)

Year ended December 31,	2024			2023			2022
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$53,951	$3,378	6.26%	$59,379	$3,444	5.80%	$54,970	$2,148	3.91%
Real estate — commercial mortgage	14,080	873	6.20	15,968	931	5.83	15,572	633	4.07
Real estate — construction	3,042	227	7.48	2,755	185	6.71	2,229	99	4.44
Commercial lease financing	3,087	105	3.41	3,703	116	3.13	3,869	98	2.54
Total commercial loans	74,160	4,583	6.18	81,805	4,676	5.72	76,640	2,978	3.89
Real estate — residential mortgage	20,382	674	3.31	21,428	699	3.26	19,036	559	2.94
Home equity loans	6,729	398	5.92	7,522	433	5.76	8,115	347	4.28
Other consumer loans	5,519	278	5.04	6,263	305	4.86	6,552	277	4.27
Credit cards	934	138	14.78	986	136	13.88	959	107	11.23
Total consumer loans	33,564	1,488	4.43	36,199	1,573	4.35	34,662	1,290	3.72
Total loans	107,724	6,071	5.64	118,004	6,249	5.30	111,302	4,268	3.84
Loans held for sale	979	60	6.11	1,012	61	6.06	1,278	56	4.41
Securities available for sale (b), (e)	37,127	1,142	2.71	37,718	793	1.80	42,325	752	1.62
Held-to-maturity securities (b)	7,980	284	3.56	9,008	312	3.46	7,676	213	2.77
Trading account assets	1,175	61	5.16	1,138	55	4.85	850	31	3.61
Short-term investments	14,846	792	5.33	7,349	414	5.63	4,264	97	2.28
Other investments (e)	1,177	62	5.25	1,392	73	5.28	952	22	2.26
Total earning assets	171,008	8,472	4.81	175,621	7,957	4.37	168,647	5,439	3.15
Allowance for loan and lease losses	(1,515)			(1,419)			(1,101)
Accrued income and other assets	17,322			17,425			18,340
Discontinued assets	296			384			492
Total assets	$187,111			$192,011			$186,378
LIABILITIES
Money market deposits	$39,525	$1,146	2.90%	$34,539	$666	1.93%	$35,966	$52.14%
Demand deposits	56,130	1,402	2.50	54,711	1,102	2.01	49,707	182.37
Savings deposits	5,010	7.14		6,343	3.04		7,798	1.01
Time deposits	16,497	752	4.56	13,794	551	4.00	4,347	44
Total interest-bearing deposits	117,162	3,307	2.82	109,387	2,322	2.12	97,818	279.29
Federal funds purchased and securities sold under repurchase agreements	103	4	4.35	1,647	79	4.81	2,107	41	1.93
Bank notes and other short-term borrowings	2,984	164	5.49	5,890	308	5.24	2,963	90	3.02
Long-term debt (g)	17,279	1,187	6.87	20,983	1,305	6.22	14,915	475	3.19
Total interest-bearing liabilities	137,528	4,662	3.39	137,907	4,014	2.91	117,803	885.75
Noninterest-bearing deposits	28,993			34,672			49,044
Accrued expense and other liabilities	4,886			5,167			4,309
Discontinued liabilities (f)	296			384			492
Total liabilities	171,703			178,130			171,648
EQUITY
Total equity	15,408			13,881			14,730
Total liabilities and equity	$187,111			$192,011			$186,378
Interest rate spread (TE)			1.42%			1.46%			2.40%
Net interest income (TE) and net interest margin (TE)		$3,810	2.16%		$3,943	2.17%		$4,554	2.64%
Less: TE adjustment (b)		45			30			27
Net interest income, GAAP basis		$3,765			$3,913			$4,527

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxabale-equivalent basis using the statutory federal income tax rate in effect that calendar year.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average loan balances include $215 million, $196 million, and $157 million of assets from commercial credit cards for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $42.2 billion and $44.0 billion for the twelve months ended December 31, 2024, and December 31, 2023, respectively. Yield based on the fair value of securities available for sale was 3.08% and 2.10% for the twelve months ended December 31, 2024, and December 31, 2023, respectively.
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
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2024 vs. 2023
Dollars in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$(568)	$390	$(178)
Loans held for sale	(2)	1	(1)
Securities available for sale	(13)	362	349
Held-to-maturity securities	(36)	8	(28)
Trading account assets	2	4	6
Short-term investments	401	(23)	378
Other investments	(11)	—	(11)
Total interest income (TE)	(227)	742	515
INTEREST EXPENSE
Money market deposits	107	373	480
Demand deposits	29	271	300
Savings deposits	(1)	5	4
Time deposits	117	84	201
Total interest-bearing deposits	252	733	985
Federal funds purchased and securities sold under repurchase agreements	(62)	(13)	(75)
Bank notes and other short-term borrowings	(159)	15	(144)
Long-term debt	(245)	127	(118)
Total interest expense	(214)	862	648
Net interest income (TE)	$(13)	$(120)	$(133)

(a)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses

PROVISION FOR CREDIT LOSSES (IN MILLIONS)
$1,021
$443
$(418)
$184
$502
$161
$489
$244
$335
$440
2020
2021
2022
2023
2024
PROVISION FOR CREDIT LOSSES (IN MILLIONS)
NET LOAN CHARGE-OFFS (IN MILLIONS)

Our provision for credit losses was a net charge of $335 million for 2024, compared to $489 million for 2023. The decrease in our provision for credit losses was driven by reserve releases, partly offset by higher net charge-offs. The net reserve release in 2024 was driven by changes in the economic outlook and planned balance sheet optimization efforts, which offset reserve increases attributable to asset quality migration. The higher net charge-offs were largely driven by the commercial and industrial portfolio.

Noninterest income

Noninterest income for 2024 was $809 million, inclusive of the $1.8 billion loss from the investment portfolio repositioning, compared to $2.5 billion during 2023. Noninterest income represented 18% of total revenue for 2024 and 39% of total revenue for 2023.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 3. Noninterest Income

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management or administration that primarily generate these revenues are shown in Figure 4. For 2024, trust and investment services income increased $41 million, or 7.9%. This was primarily due to an increase in investment management income and other fees stemming from increased assets under management.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2024, our bank, trust, and registered investment advisory subsidiaries had assets under management or administration of $61.4 billion, compared to $54.9 billion at December 31, 2023. The increase from 2023 to 2024 was attributable to movements in the market and net new business.

Figure 4. Assets Under Management or Administration

Year ended December 31,			Change 2024 vs. 2023
Dollars in millions	2024	2023	Amount	Percent
Discretionary assets under management by investment type:
Equity	$34,541	$30,724	$3,817	12.4%
Fixed income	13,942	13,775	167	1.2
Money market	6,785	6,187	598	9.7
Total discretionary assets under management	$55,268	$50,686	$4,582	9.0%
Non-discretionary assets under administration	6,093	4,173	1,920	46.0
Total	$61,361	$54,859	$6,502	11.9%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and debt placement advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2024, investment banking and debt placement fees increased $146 million, or 26.9%, from the prior year reflective of growth across all products excluding commercial mortgage activity.

Service charges on deposit accounts

Service charges on deposit accounts decreased $9 million, or 3.3%, in 2024 compared to the prior year. This decrease was driven by lower overdraft, maintenance, and service fees, offset slightly by higher account analysis fees.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income decreased $9 million, or 2.6%, in 2024 compared to 2023, driven by a decrease in debit interchange fees, partially offset by an increase in card reward costs.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains (losses), and other income. Other noninterest income decreased $1.8 billion in 2024 compared to 2023, primarily attributable to approximately $1.8 billion in losses on the sales of securities available for sale as part of portfolio repositioning activity during the third and fourth quarters of 2024. Excluding the impact of the repositioning activity, other noninterest income was relatively flat, increasing $3 million, reflecting an increase in commercial mortgage servicing fees offset by decreases in operating lease income and corporate services income.
Noninterest expense
Noninterest expense for 2024 was $4.5 billion, compared to $4.7 billion for 2023. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2024.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Figure 5. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR 2024

21%
4%
6%
9%
60%
Personnel
Computer Processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, intangible asset amortization and other miscellaneous expense. See the "Consolidated Statements of Income" in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $54 million, or 2.0%, in 2024 compared to 2023. Overall activity for the year was driven by higher incentive compensation from strong capital markets activity during the year, partially offset by a decrease in severance expense. Salaries and contract labor were down reflecting a decrease in FTE’s, offset slightly by increased contract labor costs.
Figure 6. Personnel Expense

Year ended December 31, Dollars in millions			Change 2024 vs. 2023
	2024	2023	Amount	Percent
Salaries and contract labor	$1,609	$1,649	$(40)	(2.4)%
Incentive and stock-based compensation (a)	661	525	136	25.9
Employee benefits	442	405	37	9.1
Severance	2	81	(79)	N/M
Total personnel expense	$2,714	$2,660	$54	2.0%

N/M - Not meaningful
(a)Excludes directors’ stock-based compensation of $4 million in 2024 and $3 million in 2023, reported as “other noninterest expense” in Figure 5.

Non-personnel expense

In total, other non-personnel expense decreased $243 million, or 11.7%, in 2024 compared to 2023 primarily due to items impacting non-personnel expense in 2023, including a $190 million FDIC special assessment charge, as well as corporate real estate related rationalization costs recorded within other expense.

Income taxes

We recorded a tax benefit from continuing operations of $143 million for 2024, compared to tax expense of $196 million for 2023. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 46.6% for 2024 and 16.9% for 2023. The tax benefit recorded and increased effective tax rate for the year resulted primarily from the $1.8 billion loss on the sales of securities incurred as part of a strategic repositioning of our securities portfolio.

In 2024, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, and tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

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

Summary of operations

•Net income attributable to Key of $283 million in 2024, compared to $202 million in 2023, an increase of 40.1%, largely driven by favorable rates on deposits and lower FDIC special assessment charges
•Taxable-equivalent net interest income increased in 2024 by $67 million, or 3.0%, from the prior year, due to favorable rates on deposits
•Average loans and leases decreased in 2024 by $3.0 billion, or 7.3%, from the prior year, driven by broad-based declines across all loan categories
•Average deposits increased in 2024 by $3.1 billion, or 3.7%, from the prior year, driven by growth in retail deposits, particularly in money market deposit accounts and certificates of deposit

Breakdown of 2024 average loans

Consumer direct loans: 14.2%
Credit cards: 2.4%
Commercial loans 13.5%
Real estate — residential mortgage: 52.6%
Home equity loans 17.3%

Breakdown of 2024 average deposits

Savings deposits
5.4%
Time deposits
15.4%
Noninterest-bearing deposits
17.4%
Money market deposits
35.8%
Demand deposits
26.0%

•Provision for credit losses increased $15 million in 2024 compared to the prior year, driven by higher net charge-offs, partly offset by a reserve release due to changes in the portfolio and economic conditions
•Noninterest income decreased in 2024 by $12 million, or 1.3%, driven by decreases in cards and payments income and service charges on deposit accounts
•Noninterest expense decreased in 2024 by $67 million, or 2.4%, primarily reflective of lower FDIC special assessment charges
Commercial Bank

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

Summary of operations

•Net income attributable to Key of $1.1 billion in 2024, compared to $885 million in 2023, an increase of 23.3%, largely driven by an increase in investment banking and debt placement fees and commercial mortgage servicing income, along with lower FDIC assessment charges
•Taxable equivalent net interest income decreased in 2024 by $61 million, or 3.3%, from the prior year, primarily driven by a reduction in loan balances
•Average loan and lease balances decreased $7.3 billion in 2024, or 9.6%, driven by a decline in commercial and industrial loans
•Average deposit balances increased $3.0 billion in 2024, or 5.4%, driven by our focus on growing deposits across our commercial businesses
•Provision for credit losses decreased $152 million in 2024 compared to the prior year, resulting from reserve releases due to changes in the portfolio and economic conditions, partially offset by higher net charge-offs
•Noninterest income increased $198 million in 2024, or 13.8%, from the prior year, driven by growth in investment banking and debt placement fees and commercial mortgage servicing income
•Noninterest expense increased by $28 million in 2024, or 1.6%, from the prior year, primarily due to increases in incentive compensation and other personnel expenses, partially offset by decreases in FDIC special assessment charges and operating lease expenses

Financial Condition
Loans and loans held for sale
Figure 7. Breakdown of Loans as of December 31, 2024
(a)Other consumer loans include Consumer loans and Credit cards. See Note 4 (“Loan Portfolio”) Item 8. Financial Statements of this report.
Figure 8 shows the composition of our loan portfolio at December 31 for each of the past two years.
Figure 8. Composition of Loans

	2024		2023
December 31, Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$52,909	50.7%	$55,815	49.6%
Commercial real estate:
Commercial mortgage	13,310	12.8	15,187	13.5
Construction	2,936	2.8	3,066	2.7
Total commercial real estate loans	16,246	15.6	18,253	16.2
Commercial lease financing (b)	2,736	2.6	3,523	3.1
Total commercial loans	71,891	68.9	77,591	68.9
CONSUMER
Real estate — residential mortgage	19,886	19.1	20,958	18.6
Home equity loans	6,358	6.1	7,139	6.4
Other consumer loans	5,167	5.0	5,916	5.2
Credit cards	958	0.9	1,002	0.9
Total consumer loans	32,369	31.1	35,015	31.1
Total loans (c)	$104,260	100.0%	$112,606	100.0%

(a)Loan balances include $212 million and $207 million, of commercial credit card balances at December 31, 2024, and December 31, 2023, respectively.
(b)Commercial lease financing includes receivables held as collateral for a secured borrowing of $3 million and $7 million at December 31, 2024, and December 31, 2023, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(c)Total loans exclude loans of $257 million at December 31, 2024, and $339 million at December 31, 2023, related to the discontinued operations of the education lending business.

At December 31, 2024, total loans outstanding from continuing operations were $104.3 billion, compared to $112.6 billion at the end of 2023. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $71.9 billion at December 31, 2024, a decrease of $5.7 billion, or 7.3%, compared to December 31, 2023, primarily reflecting declines in commercial and industrial loans and commercial mortgage real estate loans.

Figure 9 provides our commercial loan portfolio by industry classification as of December 31, 2024, and December 31, 2023.

Figure 9. Commercial Loans by Industry

December 31, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$875	$99	$80	$1,054	1.5%
Automotive	2,173	673	2	2,848	4.0
Business services	2,899	262	81	3,242	4.5
Commercial real estate	7,799	11,909	3	19,711	27.4
Construction materials and contractors	1,839	258	203	2,300	3.2
Consumer goods	3,556	533	190	4,279	5.9
Consumer services	4,127	616	328	5,071	7.1
Equipment	1,740	159	137	2,036	2.8
Finance	10,103	99	209	10,411	14.5
Healthcare	2,707	1,204	210	4,121	5.7
Materials and extraction	2,135	196	134	2,465	3.4
Oil and gas	1,950	28	10	1,988	2.8
Public exposure	1,961	7	387	2,355	3.3
Technology, media, and telecom	521	10	44	575	.8
Transportation	849	127	291	1,267	1.8
Utilities	7,279	6	422	7,707	10.7
Other	396	60	5	461	.6
Total	$52,909	$16,246	$2,736	$71,891	100.0%

December 31, 2023	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$925	$114	$74	$1,113	1.4%
Automotive	2,153	833	4	2,990	3.9
Business services	3,387	243	112	3,742	4.8
Commercial real estate	8,229	13,113	8	21,350	27.5
Construction materials and contractors	2,311	292	265	2,868	3.7
Consumer goods	3,851	622	268	4,741	6.1
Consumer services	4,568	774	327	5,669	7.3
Equipment	2,405	171	168	2,744	3.5
Finance	8,908	104	284	9,296	12.0
Healthcare	3,222	1,456	303	4,981	6.4
Materials and extraction	2,402	304	152	2,858	3.7
Oil and gas	2,212	37	12	2,261	2.9
Public exposure	2,241	8	513	2,762	3.6
Technology, media, and telecom	807	11	78	896	1.2
Transportation	988	97	466	1,551	2.0
Utilities	6,418	6	459	6,883	8.9
Other	788	68	30	886	1.1
Total	$55,815	$18,253	$3,523	$77,591	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at December 31, 2024, and 50% at December 31, 2023. This portfolio is approximately 89% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $52.9 billion at December 31, 2024, a decrease of $2.9 billion, or 5.2%, compared to December 31, 2023. The decrease was broad-based and spread across most industry categories, reflecting our planned balance sheet optimization efforts.

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

At December 31, 2024, commercial real estate loans totaled $16.2 billion, which includes $13.3 billion of mortgage loans and $2.9 billion of construction loans. Compared to December 31, 2023, this portfolio decreased $2.0 billion or 11.0%, driven mainly by decreases in nonowner-occupied.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 18% of commercial real estate loans as of December 31, 2024. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of December 31, 2024, 82% of our construction portfolio are multi-family project loans. Our office exposure only represents 5% of commercial real estate loans at period end.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2024
Nonowner-occupied:
Data Center	$—	$—	$—	$98	$54	$—	$—	$152.9%		$—	$152
Diversified	1	—	—	3	—	13	118	135.8		—	135
Industrial	44	1	95	103	214	258	18	733	4.5	54	679
Land & Residential	10	7	3	7	—	21	—	48.3		28	20
Lodging	48	—	12	14	46	55	59	234	1.4	—	234
Medical Office	35	43	42	—	37	97	17	271	1.7	—	271
Multifamily	1,303	485	1,201	1,204	2,325	1,336	156	8,010	49.3	2,405	5,605
Office	152	1	129	77	134	232	13	738	4.5	—	738
Retail	152	6	81	172	97	293	79	880	5.4	43	837
Self Storage	44	—	44	8	222	18	24	360	2.2	14	346
Senior Housing	172	39	97	85	54	142	4	593	3.7	154	439
Skilled Nursing	—	—	—	—	132	170	90	392	2.4	—	392
Student Housing	41	—	13	63	123	—	—	240	1.5	50	190
Other	1	10	7	112	40	48	—	218	1.3	—	218
Total nonowner-occupied	2,003	592	1,724	1,946	3,478	2,683	578	13,004	80.0	2,748	10,256
Owner-occupied	1,078	—	330	601	182	1,051	—	3,242	20.0	188	3,054
Total	$3,081	$592	$2,054	$2,547	$3,660	$3,734	$578	$16,246	100.0%	$2,936	$13,310

Nonowner-occupied:
Nonperforming loans	$5	$—	$64	$80	$81	$13	$—	$243	N/M	$—	$243
Accruing loans past due 90 days or more	10	—	2	1	—	7	—	20	N/M	4	16
Accruing loans past due 30 through 89 days	1	—	—	3	19	9	—	32	N/M	—	32
December 31, 2023
Nonowner-occupied:
Data Center	$—	$—	$—	$—	$—	$—	$—	$—	—%	$—	$—
Diversified	3	—	—	3	—	16	164	186	1.0	—	186
Industrial	58	24	80	110	230	280	20	802	4.4	168	634
Land & Residential	5	3	3	5	3	21	—	40.2		18	22
Lodging	48	—	3	4	46	66	55	222	1.2	5	217
Medical Office	37	—	42	1	21	97	75	273	1.5	27	246
Multifamily	1,237	552	1,271	1,272	2,707	1,370	444	8,853	48.5	2,389	6,464
Office	142	—	153	76	118	285	50	824	4.5	—	824
Retail	213	6	84	183	102	297	213	1,098	6.0	75	1,023
Self Storage	62	—	45	15	72	32	171	397	2.2	4	393
Senior Housing	124	22	143	88	65	120	213	775	4.2	126	649
Skilled Nursing	—	—	—	66	—	202	215	483	2.6	—	483
Student Housing	—	—	—	27	158	—	—	185	1.0	59	126
Other	1	12	8	35	37	67	160	320	1.8	—	320
Total nonowner-occupied	1,930	619	1,832	1,885	3,559	2,853	1,780	14,458	79.2	2,871	11,587
Owner-occupied	1,141	1	414	720	167	1,352	—	3,795	20.8	195	3,600
Total	$3,071	$620	$2,246	$2,605	$3,726	$4,205	$1,780	$18,253	100.0%	$3,066	$15,187

Nonperforming loans	$1	$—	$46	$1	$9	$5	$38	$100	N/M	$—	$100
Accruing loans past due 90 days or more	1	—	—	6	—	3	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	3	—	12	—	7	7	—	29	N/M	—	29

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2024, totaled $32.4 billion, a decrease of $2.6 billion, or 7.6%, from one year ago. The decrease was driven by declines across all consumer loan categories and reflect the higher interest rate environment and our focus on originating salable loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of December 31, 2024, representing approximately 61% of consumer loans. This is followed by our home equity portfolio comprising approximately 20% of consumer loans outstanding at year end.

We held the first lien position for approximately 65% of the home equity portfolio at December 31, 2024, and 64% at December 31, 2023. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses”.

Figure 11 presents our consumer loans by geography.

Figure 11. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Total
December 31, 2024
Washington	$4,312	$929	$214	$85	$5,540
Ohio	2,662	895	111	197	3,865
New York	723	1,756	737	330	3,546
Colorado	2,891	258	131	30	3,310
California	2,191	12	442	3	2,648
Oregon	1,195	532	92	40	1,859
Pennsylvania	403	449	333	60	1,245
Florida	733	41	384	13	1,171
Utah	805	232	56	18	1,111
Connecticut	684	223	105	28	1,040
Other	3,287	1,031	2,562	154	7,034
Total	$19,886	$6,358	$5,167	$958	$32,369

December 31, 2023
Washington	$4,520	$1,020	$227	$88	$5,855
Ohio	2,704	1,029	251	203	4,187
New York	805	1,993	775	347	3,920
Colorado	3,001	277	149	32	3,459
California	2,294	14	500	3	2,811
Oregon	1,269	585	108	43	2,005
Pennsylvania	445	517	379	63	1,404
Florida	782	42	416	14	1,254
Utah	851	252	64	18	1,185
Connecticut	765	255	113	29	1,162
Other	3,522	1,155	2,934	162	7,773
Total	$20,958	$7,139	$5,916	$1,002	$35,015

Loan sales

As shown in Figure 12, during 2024, we sold $8.2 billion of our loans. Sales of loans classified as held for sale generated net gains of $120 million during 2024.

Figure 12 summarizes our loan sales during 2024 and 2023.

Figure 12. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2024
Fourth quarter	$150	$2,584	$—	$342	$3,076
Third quarter	60	1,406	90	393	1,949
Second quarter	56	860	61	312	1,289
First quarter	86	1,554	85	209	1,934
Total	$352	$6,404	$236	$1,256	$8,248

2023
Fourth quarter	$34	$1,735	$21	$340	$2,130
Third quarter	85	2,861	49	345	3,340
Second quarter	118	1,431	28	283	1,860
First quarter	125	1,121	164	135	1,545
Total	$362	$7,148	$262	$1,103	$8,875

Figure 13 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

December 31, Dollars in millions	2024	2023	2022
Commercial real estate loans	$557,633	$499,449	$488,478
Residential mortgage	11,344	11,193	11,026
Education loans	189	248	312
Commercial lease financing	1,735	1,946	1,646
Commercial loans	603	667	723
Consumer direct	328	408	509
Consumer indirect	319	792	1,536
Total	$572,151	$514,703	$504,230

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.8 billion of the $572.2 billion of loans administered or serviced at December 31, 2024. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 14 shows the remaining maturities of our loan portfolio and the sensitivity of certain loans to changes in interest rates as of December 31, 2024.

Figure 14. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates(a)

December 31, 2024
Dollars in millions	Within One Year	One - Five Years	Five - Fifteen Years	Over Fifteen Years	Total
Commercial
Commercial and industrial	$13,360	$35,689	$3,733	$127	$52,909
Commercial Mortgage	6,483	4,322	2,176	329	13,310
Real estate — construction	1,829	750	165	192	2,936
Commercial lease financing	181	1,586	969	—	2,736
Total commercial loans	$21,853	$42,347	$7,043	$648	$71,891

Consumer
Real estate - residential mortgage	$183	$36	$678	$18,989	$19,886
Home equity loans	99	205	1,798	4,256	6,358
Other consumer loans	505	807	2,040	1,815	5,167
Credit Cards	958	—	—	—	958
Total consumer loans	1,745	1,048	4,516	25,060	32,369
Total loans	$23,598	$43,395	$11,559	$25,708	$104,260
Loans with floating or adjustable interest rates (b)		$37,592	$2,991	$12,385	$52,968
Loans with predetermined interest rates (c)		5,803	8,568	13,323	27,694
Total		$43,395	$11,559	$25,708	$80,662

(a)Accrued interest of $456 million at December 31, 2024, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.
(c)Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.
Securities
Our securities portfolio is constructed to store liquidity and help manage interest rate risk, including holding securities used to accommodate pledging requirements. Our securities portfolio totaled $45.1 billion at December 31, 2024, compared to $45.8 billion at December 31, 2023. Available-for-sale securities were $37.7 billion at December 31, 2024, compared to $37.2 billion at December 31, 2023. Held-to-maturity securities were $7.4 billion at December 31, 2024, compared to $8.6 billion at December 31, 2023.
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
Figure 15. Mortgage-Backed Securities by Issuer

December 31, Dollars in millions	2024	2023
FHLMC & FNMA	$14,291	$24,302
GNMA	21,573	11,665
Total (a)	$35,864	$35,967

(a)Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of federal agency mortgage-backed securities and CMOs. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. In September 2024, we initiated a strategic repositioning of our securities available for sale portfolio by selling approximately $7.0 billion in market value of low-yielding mortgage-backed securities. The investment securities that were sold had a weighted average book yield of approximately 2.3% and an average duration of approximately six years. Reinvestment of the proceeds from the sale was completed in October 2024, with the new securities having an average book yield of approximately 4.95% and an average duration of approximately four years. During the third quarter of 2024, along with our customary sale of short-dated U.S. Treasuries set to mature within the quarter, we also sold approximately $3 billion in U.S. Treasuries yielding 50 basis points that were set to mature in the fourth quarter of 2024.

In December 2024, we completed the strategic repositioning of our securities available-for-sale portfolio by selling an additional $3.0 billion of low-yielding investment securities and terminating approximately $3.0 billion of fair value hedges. The investment securities sold had a weighted average book yield of approximately 1.5% and an average duration of approximately eight years. Reinvestment of the proceeds from the sale was completed in December 2024, with the new securities having an average book yield of 5.5% and an average duration of approximately four years.

Figure 16 shows the composition, TE yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 16. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(b)
December 31, 2024
Remaining maturity:
One year or less	$2,585	$4	$6	$580	$3,175	3.93%
After one through five years	6,212	1,140	2,931	612	10,895	3.66
After five through ten years	40	6,073	6,934	2,358	15,405	3.29
After ten years	67	2,007	5,298	860	8,232	3.49
Fair value	$8,904	$9,224	$15,169	$4,410	$37,707
Amortized cost(b)	8,928	11,409	16,038	4,927	41,302	3.48%
Weighted-average yield(c)	4.21%	1.98%	4.32%	2.91%	3.48%	—
Weighted-average maturity	1.7 years	8.3 years	9.9 years	6.7 years	7.3 years	—
December 31, 2023
Fair value	$9,026	$15,478	$3,589	$9,092	$37,185	—%
Amortized cost	9,300	18,911	4,189	10,295	42,695	1.79
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $(6) million and $140 million as of December 31, 2024 and December 31, 2023, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
(c)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Held-to-maturity securities
The majority of our held-to-maturity portfolio consists of federal agency CMOs and mortgage-backed securities. The portfolio is also comprised of asset-backed securities and foreign bonds. Figure 17 shows the composition, yields, and remaining maturities of these securities.
Figure 17. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2024
Remaining maturity:
One year or less	$35	$—	$41	$2	$7	$85	2.54%
After one through five years	1,160	101	1,221	304	19	2,805	3.05
After five through ten years	2,429	7	236	2	—	2,674	3.59
After ten years	953	43	835	—	—	1,831	3.79
Amortized cost	$4,577	$151	$2,333	$308	$26	$7,395	3.43%
Fair value	4,248	134	2,130	300	25	6,837	—
Weighted-average yield(b)	3.78%	2.82%	2.94%	2.09%	4.17%	3.43%	—
Weighted-average maturity	7.2 years	7.1 years	8.3 years	1.4 years	1.9 years	7.3 years	—
December 31, 2023
Amortized cost	$5,170	$165	$2,473	$738	$29	$8,575	3.49%
Fair value	4,896	152	2,270	709	29	8,056	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at December 31, 2024

DEPOSIT PRODUCT MIX
20%
27%
3%
39%
11%
Money market deposits
Savings deposits
Time deposits
Demand deposits
Noninterest-bearing deposits

DEPOSIT BUSINESS MIX

47%
10%
11%
7%
25%
Retail
Middle Market
Large corporate
Business banking
Public sector

The following presents the breakdown of our deposits by product for the noted periods.

December 31,
Dollars in billions	2024	2023
Money market deposits	$41.0	$37.0
Demand deposits	57.6	57.7
Savings deposits	4.6	5.4
Time deposits	17.0	14.8
Noninterest bearing deposits	29.6	30.7
Total	$149.8	$145.6

Our highly diversified deposit base is our primary source of funding. At December 31, 2024, our deposits totaled $149.8 billion, an increase of $4.2 billion, compared to December 31, 2023. The increase reflects our durable relationship-based business model, in addition to changing client behavior as a result of higher interest rates.
Uninsured deposits totaled $64.4 billion and $61.5 billion at December 31, 2024 and December 31, 2023, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 19 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 19. Estimated Uninsured Deposits

December 31,
Dollars in billions	2024	2023
Uninsured deposits(a)	$64.4	$61.5
Total deposits	149.8	145.6
Uninsured % of Deposits	43%	42%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$12.4	$9.5

As of December 31, 2024 and December 31, 2023, approximately $12.3 billion and $13.1 billion, respectively, of uninsured deposits were collateralized by government-backed securities.

Figure 20 presents the maturity distribution of estimated uninsured time deposits.
Figure 20. Maturity Distribution of Uninsured Time Deposit Amounts

December 31,
Dollars in millions	2024	2023
Remaining maturity:
Three months or less	$575	$480
After three through six months	582	324
After six through twelve months	220	353
After twelve months	77	52
Total	$1,454	$1,209

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.2 billion at December 31, 2024, compared to $22.6 billion at December 31, 2023. The decrease reflects our balance sheet optimization efforts, which reduced our need for wholesale borrowings. For more information regarding our wholesale funds, see Item 7. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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

Dividends
Consistent with our capital plans, the Board declared a quarterly dividend of $.205 per Common Share for each of the four quarters of 2024. These quarterly dividend payments brought our annual dividend to $.82 per Common Share for 2024.

Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 27,154 holders of record at December 31, 2024. Our book value per Common Share was $14.21 based on 1.1 billion shares outstanding at

December 31, 2024, compared to $13.02 based on 936.6 million shares outstanding at December 31, 2023. At December 31, 2024, our tangible book value per Common Share was $11.70, compared to $10.02 at December 31, 2023.
Figure 21 shows activities that caused the change in our outstanding Common Shares over the past two years.
Figure 21. Changes in Common Shares Outstanding

		2024 Quarters
In thousands	2024	Fourth	Third	Second	First	2023
Shares outstanding at beginning of period	936,564	991,251	943,200	942,776	936,564	933,325
Open market share repurchases	—	—	—	—	—	(2,550)
Shares issued under employee compensation plans (net of cancellations and returns)	7,351	493	222	424	6,212	5,789
Shares issued under Scotiabank investment agreement	162,871	115,042	47,829	—	—	—
Shares outstanding at end of period	1,106,786	1,106,786	991,251	943,200	942,776	936,564

During 2024, Common Shares outstanding increased by 170.2 million shares, primarily driven by issuances under the Scotiabank investment agreement. For more information on share activity, see Note 24 (“Shareholders' Equity”).
At December 31, 2024, we had 149.9 million treasury shares, compared to 320.1 million treasury shares at December 31, 2023. The decrease in treasury shares during the year was primarily attributable to the issuance of 162.9 million shares to Scotiabank in connection with the strategic minority investment. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2024. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 9.7% at December 31, 2024, compared to 7.8% at December 31, 2023. Our tangible common equity to tangible assets ratio was 7.0% at December 31, 2024, compared to 5.1% at December 31, 2023. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2024, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.
Figure 22 represents the details of our regulatory capital positions at December 31, 2024, and December 31, 2023, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 24 (“Shareholders' Equity”).

Figure 22. Capital Components and Risk-Weighted Assets

December 31, Dollars in millions		2024	2023
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$18,176	$14,637
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	59	118
	Common Equity Tier 1 capital before adjustments and deductions	15,789	12,309
Less:	Goodwill, net of deferred taxes	2,574	2,594
	Intangible assets, net of deferred taxes	24	49
	Deferred tax assets	172	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,729)	(4,296)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(438)	(656)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(303)	(277)
	Total Common Equity Tier 1 capital	16,489	14,894
TIER 1 CAPITAL
Common Equity Tier 1		16,489	14,894
Additional Tier 1 capital instruments and related surplus		2,445	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	18,934	17,340
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,767	2,020
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,635	1,668
Less:	Deductions	—	—
	Total Tier 2 capital	3,402	3,688
	Total risk-based capital	$22,336	$21,028

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$105,047	$115,861
Risk-weighted off-balance sheet exposure		31,883	31,555
Market risk-equivalent assets		1,366	1,159
	Gross risk-weighted assets	138,296	148,575
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$138,296	$148,575
AVERAGE QUARTERLY TOTAL ASSETS		$188,855	$191,948

CAPITAL RATIOS
Tier 1 risk-based capital		13.69%	11.67%
Total risk-based capital		16.15	14.15
Leverage (d)		10.03	9.03
Common Equity Tier 1		11.92	10.02

(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $13 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2024, and December 31, 2023, respectively.
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

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2024, is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.”

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

Board of Directors Audit Committee (a)
–Assists the Board in oversight of financial statement integrity, regulatory and legal requirements, independent auditors’ qualifications and independence, and the performance of the internal audit function and independent auditors
–Assists the Board in oversight of financial reporting, legal matters, and fraud risk

–Meets with management and approves significant policies relating to the risk areas overseen by the Audit Committee
–Receives reports on enterprise risk
–Meets bi-monthly
–Convenes to discuss the content of our financial disclosures and quarterly earnings releases

Board of Directors Risk Committee (a)
–Assists the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks
–Assists the Board in overseeing risks related to capital adequacy, capital planning, and capital actions

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
–Chaired by the Chief Executive Officer and comprising the Chief Risk Officer and other senior level executives
–Manage risk and ensure that the corporate risk profile is managed in a manner consistent with our risk appetite
–Oversees the ERM Program, which encompasses our risk philosophy, policy, framework, and governance structure for the management of risks across the entire company
–Approves and manages the risk-adjusted capital framework we use to manage risks
Disclosure Committee
–Includes representatives from each of the Three Lines of Defense
–Meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC
–Convenes quarterly to discuss the content of our 10-Q and 10-K
Tier 2 Risk Governance Committees
–Includes attendees from each of the Three Lines of Defense
–The First Line of Defense is the line of business primarily responsible to accept, own, proactively identify, monitor, and manage risk
–The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information
–Risk Review, our internal audit function, provides the Third Line of Defense. Its role is to provide independent assessment and testing of the effectiveness of, appropriateness of, and adherence to KeyCorp’s risk management policies, practices, and controls
–Supports the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments
Internal Audit	–Provide the KeyCorp Board and management with independent, risk-based, and objective assurance, advice, insight, and foresight.
–Conducts objective examinations of evidence for the purpose of providing independent assessments to the Audit Committee, management, and outside parties on the adequacy and effectiveness of business processes, risk management activities, internal controls, and governance processes for KeyCorp.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2024, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy. The majority of our positions are traded in active markets.

Governance structure - Trading market risk

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

MTRM, as the second line of defense, is an independent risk management function that partners with the lines of business to identify, measure, and monitor market risks throughout our company. MTRM is responsible for ensuring transparency of significant market risks, monitoring compliance with established limits, and escalating limit exceptions to appropriate senior management. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as VaR, and through routine stress testing, sensitivity, and scenario analyses. MTRM conducts stress tests for each position using historical worst case and standard shock scenarios. VaR, stressed VaR, and other analyses are prepared daily and distributed to appropriate management.

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. MTRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2024, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. MTRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

VaR and stressed VaR. VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios. MTRM calculates VaR and stressed VaR at various confidence levels and the results are closely monitored. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR for any day during the quarters ended December 31, 2024, and December 31, 2023. MTRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of back testing are provided to the Market Risk Committee. Backtesting exceptions occur when daily held profit and loss exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.4 million at December 31, 2024, and $1.6 million at December 31, 2023. Figure 23 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2024, and December 31, 2023.

Figure 23. VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.3	$.4	$.9	$.8	$1.3	$.7	$1.1	$1.1
Derivatives:
Interest rate	$.6	$.4	$.5	$.5	$.5	$.3	$.4	$.4

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.2 million at December 31, 2024, and $4.0 million at December 31, 2023. Figure 24 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2024, and December 31, 2023. The increase in stressed VaR is due to a change in the size and composition of our fixed income inventory.

Figure 24. Stressed VaR for Significant Portfolios of Covered Positions

	2024				2023
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$5.2	$1.3	$3.3	$4.8	$4.7	$1.9	$3.1	$3.6
Derivatives:
Interest rate	$.4	$.2	$.3	$.3	$.4	$.2	$.3	$.3

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $24 million at December 31, 2024, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by MTRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

Nontrading market risk

Most of our nontrading market risk is derived from interest rate fluctuations and its impacts on our traditional loan and deposit products, as well as investments, hedging relationships, long-term debt, and certain short-term borrowings. Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite and in accordance with the Board-approved ERM policy.

Interest rate risk positions are influenced by a number of factors, including the balance sheet positioning that arises out of customer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, changes in market interest rates that affect client activity, and our hedging, investing, funding, and capital positions. The primary components of interest rate risk exposure consist of reprice risk, yield curve risk, option risk, and basis risk.

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
•“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities, or off-balance sheet instruments prior to contractual maturity. Option risk occurs when exposures to customer and counterparty early withdrawals or prepayments are not mitigated with an offsetting position or appropriate compensation.
•“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

Governance structure - Nontrading market risk

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee, the ALCO, and the Treasury Risk Oversight Committee (“TROC”) review reports on the interest rate risk exposures described above. In addition, the ALCO reviews reports on stress tests and sensitivity analyses related to interest rate risk. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The A/LM Policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. MTRM, as the second line of defense, provides additional oversight.

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

Figure 25 presents the results of the simulation analysis at December 31, 2024, and December 31, 2023. At December 31, 2024, our simulated impact to changes in interest rates was relatively neutral. The exposure to declining rates has changed from (0.01)% as of December 31, 2023 to 0.15% as of December 31, 2024, as a result of the change in balance sheet mix and positioning. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board-approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 25. Simulated Change in Net Interest Income

	December 31, 2024		December 31, 2023
Basis point change assumption	-200	200	-200	200
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	0.15%	(0.39)%	(0.01)%	(2.08)%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 25. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed-rate assets increase by $1 billion, or fixed-rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 23 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 120 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. The position is within these guidelines as of December 31, 2024.

Management of interest rate exposure. The results of the various interest rate risk analyses are used to formulate A/LM strategies to achieve the desired risk profile while managing to objectives for capital adequacy and liquidity risk exposures. Specifically, risk positions are managed by purchasing or selling securities, issuing term debt with floating or fixed interest rates, and using derivatives. Interest rate swaps and options are predominantly used, which modify the interest rate characteristics of certain assets and liabilities.

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

Figure 26. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2024
				Weighted-Average			December 31, 2023
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$18,750	$(442)		1.4	2.3%	4.5%	$15,000	$(641)
Receive fixed/pay variable — conventional debt	9,818	(470)		3.5	2.6	4.5	8,976	(395)
Receive fixed/pay variable — forward loans	19,200	(114)		3.1	3.8	4.5	4,000	(27)
Receive fixed/pay variable — forward debt	950	(22)		9.2	3.8	4.5	1,411	(40)
Pay fixed/receive variable — conventional debt	50	1		3.5	4.7	3.6	50	1
Pay fixed/receive variable — securities	9,405	5		2.8	4.5	4.1	8,655	(152)
Total portfolio swaps	$58,173	$(1,042)	(a)	2.7	3.2%	4.4%	$38,092	$(1,254)	(a)

Floors — forward purchased	$3,250	$2		1.1	—%	—%	$3,250	$26
Floors — forward sold	3,250	(1)		1.1	—	—	3,250	(11)
Total floors	$6,500	$1		—	—%	—%	$6,500	$15

(a)Excludes accrued interest of $51 million and $58 million at December 31, 2024, and December 31, 2023, respectively.
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
The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, the TROC, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Corporate Treasury Oversight group within MTRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.
The committees mentioned above regularly review liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, internal liquidity stress tests, and goal tracking reports. The reviews generate a discussion of positions, trends, and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive.

To ensure that emerging issues are identified, we monitor an extensive set of systematic and idiosyncratic early warning indicators daily.
Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics, political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources.

Our credit ratings at December 31, 2024, are shown in Figure 27. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.
Figure 27. Credit Ratings

December 31, 2024	Outlook	Short-Term Borrowings	Long-Term Deposits(a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Stable	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Stable	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch	Positive	F2	N/A	BBB+	N/A	BB	BB
DBRS	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Stable	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Stable	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch	Positive	F2	F2/A-	BBB+	BBB	N/A	N/A
DBRS	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

We regularly monitor our liquidity position and funding sources and measure our capacity to obtain funds in a variety of hypothetical scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly internal liquidity stress test at the consolidated KeyCorp level. From time to time, we may conduct internal liquidity stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Internal liquidity stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

Our primary source of funding for KeyBank is customer deposits resulting in a consolidated loan-to-deposit ratio of 70% as of December 31, 2024. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high-quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 28 shows our available contingent liquidity at December 31,

2024 and December 31, 2023. In 2024, our secured term borrowings decreased $8.5 billion from a reduction in FHLB borrowings.
Figure 28. Available Contingent Liquidity

December 31,
Dollars in billions	2024	2023
Available contingent liquidity:
Unpledged securities	$25.5	$7.5
Net balances of federal funds sold and balances in our Federal Reserve account	17.4	10.7
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	36.7	54.7
Unused secured borrowing capacity at the FHLB	18.9	13.6
Total	$98.5	$86.5

Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is around 80% (at December 31, 2024, our loan-to-deposit ratio was 70.3%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.

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

KeyBank had no bank note issuances during 2024. At December 31, 2024, there was $20.0 billion available for issuance under the KeyBank Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2024, KeyCorp held $5.2 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2024, KeyBank paid $750 million in cash dividends to KeyCorp, and during the fourth quarter of 2024, KeyBank paid no cash dividends to KeyCorp. KeyCorp issued debt of $1.0 billion in the first quarter of 2024. At December 31, 2024, KeyBank had no regulatory capacity to pay any dividends to KeyCorp without prior regulatory approval.
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

On August 12, 2024, we entered into an Investment Agreement with Scotiabank pursuant to which Scotiabank agreed to make a strategic minority investment in KeyCorp of approximately $2.8 billion, representing approximately 14.9% pro forma common stock ownership of KeyCorp, for a fixed price of $17.17 per share. On August 30, 2024, Scotiabank completed the initial purchase of 47,829,359 of our Common Shares with an investment of approximately $821 million in gross proceeds.

On December 13, 2024, we announced that all necessary bank regulatory approvals had been received for completion of Scotiabank’s strategic minority investment in KeyCorp. On December 27, 2024, Scotiabank completed the final purchase of 115,042,316 of our Common Shares, contemplated under the Investment Agreement with an investment of approximately $2.0 billion. Following the Second Closing, Scotiabank owns approximately 14.9% of our common stock.

In conjunction with the investment from Scotiabank, we executed a strategic repositioning of our securities available-for-sale portfolio, selling $7.0 billion and $3.0 billion in market value of low-yielding investment securities in the third and fourth quarters of 2024, respectively. The sales resulted in a total pre-tax loss of $1.8 billion. Proceeds from the sales were invested in shorter-duration, higher-yielding investment securities.
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
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2024, and December 31, 2023.
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
Allowance for loan and lease losses
We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at December 31, 2024, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date. For more information, see Note 5 (“Asset Quality”).
As shown in Figure 29, our ALLL from continuing operations decreased by $99 million, or 6.6%, from December 31, 2023. The commercial ALLL decreased by $23 million, or 2.2%, from December 31, 2023, driven by strategic balance sheet reductions and changes in the economic outlook, partly offset by portfolio credit migration. The consumer ALLL decreased $76 million, or 17.0%, from December 31, 2023, also largely driven by balance sheet reductions and economic forecasts, including improved home price values.
Figure 29. Allocation of the Allowance for Loan and Lease Losses

	2024			2023
December 31, Dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$639	45.4%	50.7%	$556	36.9%	49.6%
Commercial real estate:
Commercial mortgage	320	22.7	12.8	419	27.8	13.5
Construction	51	3.6	2.8	52	3.4	2.7
Total commercial real estate loans	371	26.3	15.6	471	31.2	16.2
Commercial lease financing	27	1.9	2.6	33	2.2	3.1
Total commercial loans	1,037	73.6	68.9	1,060	70.3	68.9
Real estate — residential mortgage	90	6.4	19.1	162	10.7	18.6
Home equity loans	70	5.0	6.1	86	5.7	6.4
Other consumer loans	136	9.6	5.0	122	8.1	5.2
Credit cards	76	5.4	.9	78	5.2	.9
Total consumer loans	372	26.4	31.1	448	29.7	31.1
Total loans (a)	$1,409	100.0%	100.0%	$1,508	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $13 million at December 31, 2024, and $16 million at December 31, 2023.

Net loan charge-offs
Figure 30 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32. Figure 31 shows the ratio of net charge-offs by loan category as a percentage of the respective average loan balance.
Over the past 12 months, net loan charge-offs increased $196 million, with the most significant amounts coming from charge-offs of commercial and industrial loans from consumer goods related exposures.
Figure 30. Net Loan Charge-offs from Continuing Operations(a)

Year ended December 31,
Dollars in millions	2024	2023
Commercial and industrial	$305	$144
Real estate — commercial mortgage	38	37
Real estate — construction	—	(1)
Commercial lease financing	2	(5)
Total commercial loans	345	175
Real estate — residential mortgage	(2)	(3)
Home equity loans	—	(1)
Other consumer loans	56	43
Credit cards	41	30
Total consumer loans	95	69
Total net loan charge-offs	$440	$244
Net loan charge-offs to average loans	.41%	.21%
Net loan charge-offs from discontinued operations — education lending business	$3	$3
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 31. Net Loan Charge-offs to Average Loans from Continuing Operations(a)

Year ended December 31,
	2024	2023
Commercial and industrial	0.56%	0.24%
Real estate — commercial mortgage	0.27	0.23
Real estate — construction	—	(0.04)
Commercial lease financing	0.05	(0.14)
Total commercial loans	0.46	0.21
Real estate — residential mortgage	(0.01)	(0.01)
Home equity loans	—	(0.01)
Other consumer loans	1.01	0.69
Credit cards	4.44	3.04
Total consumer loans	0.29	0.19
Total net loan charge-offs	0.41%	0.21%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, Dollars in millions	2024	2023
Average loans outstanding	$107,724	$118,004
Allowance for loan and lease losses at beginning of period	$1,508	$1,337
Loans charged off:
Commercial and industrial	$363	$188
Real estate — commercial mortgage	40	39
Real estate — construction	—	—
Total commercial real estate loans (a)	40	39
Commercial lease financing	7	—
Total commercial loans (b)	410	227
Real estate — residential mortgage	3	1
Home equity loans	2	2
Other consumer loans	64	51
Credit cards	47	37
Total consumer loans	116	91
Total loans charged off	526	318
Recoveries:
Commercial and industrial	58	44
Real estate — commercial mortgage	2	2
Real estate — construction	—	1
Total commercial real estate loans (a)	2	3
Commercial lease financing	5	5
Total commercial loans (b)	65	52
Real estate — residential mortgage	5	4
Home equity loans	2	3
Other consumer loans	8	8
Credit cards	6	7
Total consumer loans	21	22
Total recoveries	86	74
Net loan charge-offs	(440)	(244)
Provision (credit) for loan and lease losses	341	415
Allowance for loan and lease losses at end of year	$1,409	$1,508
Liability for credit losses on lending-related commitments at beginning of the year	296	225
Provision (credit) for losses on lending-related commitments	(6)	74
Liability for credit losses on lending-related commitments at end of the year (c)	$290	$296
Total allowance for credit losses at end of the year	$1,699	$1,804
Net loan charge-offs to average total loans	.41%	.21%
Allowance for loan and lease losses to period-end loans	1.35	1.34
Allowance for credit losses to period-end loans	1.63	1.60
Allowance for loan and lease losses to nonperforming loans	185.9	262.7
Allowance for credit losses to nonperforming loans	224.1%	314.3%
Discontinued operations — education lending business:
Loans charged off	$4	$4
Recoveries	1	1
Net loan charge-offs	$(3)	$(3)

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
Nonperforming assets

Figure 33 shows the composition of our nonperforming assets. As shown in Figure 33, nonperforming assets increased $181 million during 2024. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
Dollars in millions	2024	2023
Commercial and industrial	$322	$297

Real estate — commercial mortgage	243	100
Real estate — construction	—	—
Total commercial real estate loans (a)	243	100
Commercial lease financing	—	—
Total commercial loans (b)	565	397
Real estate — residential mortgage	92	71
Home equity loans	89	97
Other consumer loans	5	4
Credit cards	7	5
Total consumer loans	193	177
Total nonperforming loans	758	574
Nonperforming loans held for sale	—	—
OREO	14	17
Other nonperforming assets	—	—
Total nonperforming assets	$772	$591

Accruing loans past due 90 days or more	$90	$107
Accruing loans past due 30 through 89 days	206	222
Restructured loans — accruing and nonaccruing (c)	N/A	N/A
Restructured loans included in nonperforming loans (c)	N/A	N/A
Nonperforming assets from discontinued operations — education lending business	2	3
Nonperforming loans to period-end portfolio loans	.73%	.51%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.74	.52

(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)Restructured loans are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. See Note 5 (“Asset Quality“) for more information. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.
Figure 34 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2024, and December 31, 2023.
Figure 34. Summary of Changes in Nonperforming Loans from Continuing Operations

		2024 Quarters
Dollars in millions	2024	Fourth	Third	Second	First	2023
Balance at beginning of period	$574	$728	$710	$658	$574	$387
Loans placed on nonaccrual status	1,140	309	271	317	243	768
Charge-offs	(526)	(131)	(167)	(131)	(97)	(318)
Loans sold	(72)	(13)	(32)	(22)	(5)	(38)
Payments	(259)	(111)	(37)	(76)	(35)	(132)
Transfers to OREO	(6)	(2)	(1)	(1)	(2)	(9)
Loans returned to accrual status	(93)	(22)	(16)	(35)	(20)	(84)
Balance at end of period	$758	$758	$728	$710	$658	$574

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

	Year ended December 31,
	Dollars in millions	2024	2023	2022
	Tangible common equity to tangible assets at period end
	Key shareholders’ equity (GAAP)	$18,176	$14,637	$13,454
Less:	Intangible assets (a)	2,779	2,806	2,844
	Preferred Stock (b)	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$12,951	$9,385	$8,164
	Total assets (GAAP)	$187,168	$188,281	$189,813
Less:	Intangible assets (a)	2,779	2,806	2,844
	Tangible assets (non-GAAP)	$184,389	$185,475	$186,969
	Tangible common equity to tangible assets ratio (non-GAAP)	7.02%	5.06%	4.37%
	Average tangible common equity
	Average Key shareholders’ equity (GAAP)	$15,408	$13,881	$14,730
Less:	Intangible assets (average) (c)	2,793	2,826	2,839
	Preferred Stock (average)	2,500	2,500	2,114
	Average tangible common equity (non-GAAP)	$10,115	$8,555	$9,777
	Return on average tangible common equity from continuing operations
	Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$(306)	$821	$1,793

	Average tangible common equity (non-GAAP)	$10,115	$8,555	$9,777
	Return on average tangible common equity from continuing operations (non-GAAP)	(3.03)%	9.60%	18.34%
	Return on average tangible common equity consolidated
	Net income (loss) attributable to Key common shareholders (GAAP)	$(304)	$824	$1,799
	Average tangible common equity (non-GAAP)	10,115	8,555	9,777
	Return on average tangible common equity consolidated (non-GAAP)	(3.01)%	9.63%	18.40%
(a)For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, intangible assets exclude less than $1 million, $1 million, and $2 million, respectively, of period-end purchased credit card relationships.
(b)Net of capital surplus.
(c)For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, average intangible assets exclude less than $1 million, $1 million, and $2 million, respectively, of average purchased credit card relationships.

Adjusted noninterest expense and adjusted noninterest income are non-GAAP measures in that they are adjusted to exclude the impact of certain items. Management believes adjusting for the selected items provide investors with useful information to gain a better understanding of ongoing operations and enhance comparability of results with prior periods, as well as demonstrate the effects of the financial impacts related to those selected items.

Year ended December 31,
Dollars in millions	2024	2023	2022
Adjusted noninterest expense
Noninterest expense (GAAP)	$4,545	$4,734	$4,410
Adjustments:
Efficiency related expenses	—	(131)	—
Pension settlement (other expense)	—	(18)	—
FDIC special assessment (other expense)	(25)	(190)	—
Adjusted noninterest expense (non-GAAP)	$4,520	$4,395	$4,410

Adjusted noninterest income
Noninterest income (GAAP)	$809	$2,470	$2,718
Adjustments:
Loss on sale of securities for securities repositioning	1,833	—	—
Scotiabank investment agreement valuation (other income)	3	—	—
Adjusted noninterest income (non-GAAP)	$2,645	$2,470	$2,718

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

This estimate produced by our models is forward-looking and requires management to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. Moody’s Consensus forecast is our source of macroeconomic projections, including the interest rate forecasts used in the credit models. We use a two year reasonable and supportable period across all products to forecast economic conditions. As the length of the life of a financial asset increases, these inputs may become impractical to estimate as reasonable and supportable. We believe the two year time horizon appropriately aligns with our business planning, available industry guidance, and reliability of various forecasting services. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios.
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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compare the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 5 percentage point decline in GDP annualized growth and an approximate 4 percentage point increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.6x for commercial and 1.7x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two ratings for commercial loans generates a 1.5x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.2x increase in the consumer modeled allowance results.

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

Effective in the first quarter of 2024, we realigned our real estate capital business from our Commercial Bank reporting unit to our Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. Additionally, due to the realignment, a portion of goodwill was reallocated from our Commercial Bank reporting unit to our Institutional Bank reporting unit immediately after the realignment based on the relative fair value of the transferred business. This realignment was identified as a triggering event for purposes of goodwill impairment testing. As a result, interim goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment.

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

The inputs and assumptions utilized for the valuation of each reporting unit include projections of future cash flows, discount rates, valuation multiples of comparable public companies, and recent transaction information. Future cash flows are based on multi-year forecasts for each reporting unit and include inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. A terminal growth rate is estimated for each reporting unit based on market expectations of inflation and economic conditions in the financial services industry. Discount rates are developed using the Capital Asset Pricing Model (“CAPM”) which considers a risk free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium, and a company specific risk premium. The discount rates used for the Consumer, Commercial, and Institutional reporting units were, 13%, 13.5%, and 13.5%, respectively.

The results of the interim quantitative goodwill impairment tests indicated that the fair values of the Consumer, Commercial and Institutional Bank reporting units were in excess of their respective carrying values both immediately prior to and immediately after the realignment, therefore, there was no goodwill impairment. The fair values of the Consumer Bank and Commercial Bank reporting units were in excess of their respective carrying values by greater than 10% immediately prior to the realignment. However, for the Institutional Bank reporting unit, the fair value of the reporting unit exceeded its carrying value by less than 4% prior to the reporting unit realignment. The fair values of all reporting units were in excess of their carrying values by greater than 10% immediately after the realignment.

The combined fair value of all reporting units immediately before and immediately after the realignment was considered reasonable by comparison to Key's market capitalization. The estimated fair values of each reporting unit are sensitive to changes in management’s estimates and assumptions. Changes in the estimates and assumptions could result in instances in which the fair value of a reporting unit is less than its carrying value. We performed sensitivity analyses around certain assumptions to assess their reasonableness and impact on the reporting units’ fair values. The analysis of the Institutional Bank reporting unit immediately before the realignment indicated that if the discount rate utilized in the income approach was increased or decreased by 50 basis points, the estimated fair value of the reporting unit would have decreased or increased approximately 4%, respectively. If the net interest margin utilized in the income approach was increased or decreased by 25 basis points, the estimated fair value of the reporting unit would have increased or decreased by approximately 19%, respectively, with a decrease resulting in impairment of goodwill recorded at the Institutional Bank reporting unit. Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. In the future, changes in the assumptions or the discount rate could produce a material non-cash goodwill impairment. The results of the impairment test after the realignment, however, indicated the fair value of each of the three reporting units, Consumer, Commercial, and Institutional, exceeded their respective carrying values by more than 10%. The estimated fair value of the Consumer Bank reporting unit was 18% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 25% greater than its carrying amount, and the estimated fair value of the Institutional Bank reporting unit was 34% greater than its carrying amount.

We performed an annual qualitative impairment test for all three of our reporting units as of October 1, 2024. This test involved reviewing updated internal forecasts, evaluating market data, assessing reasonableness of critical assumptions used in the last quantitative goodwill impairment test and considering recent transactions and events that could impact the goodwill at each reporting unit. Key concluded it was not more likely than not that goodwill was impaired as of October 1, 2024, our annual testing date.
Additionally, we monitored events and circumstances during the period from October 1, 2024 through December 31, 2024, including macroeconomic and market factors, industry and banking sector events, Key specific performance indicators, and updated management forecasts. Based on these considerations, we concluded that it was not more-likely-than-not that the fair value of one or more of the reporting units was below its respective carrying value as of December 31, 2024.

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
Contingent liabilities, guarantees and income taxes
Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee. Contingent aspects of guarantees within the scope of ASC 326 are assessed a reserve under CECL. There is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2024.
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

Accounting and reporting developments
The following table presents accounting guidance pending adoption.

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-06 Disclosure Improvements	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.	This guidance clarifies and improves disclosure requirements for a variety of topics to align with the SEC's regulations. The amendments should be applied prospectively.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2024-04 Debt—Debt with Conversion and Other Options (Topic 470-20)	January 1, 2026 Early adoption is permitted.	The guidance clarifies criteria to determine whether a settlement of a convertible debt instrument should be accounted for as an induced conversion.

		The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 78 is incorporated herein by reference.

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

We are responsible for establishing and maintaining a system of internal control that is designed to protect our assets and the integrity of our financial reporting as defined in the Securities Exchange Act of 1934, as amended. This corporate-wide system of controls includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of KeyCorp; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of KeyCorp are made only in accordance with authorizations of management and directors of KeyCorp; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of KeyCorp’s assets that could have a material effect on the consolidated financial statements. All employees are required to comply with our code of ethics. We conduct an annual certification process to ensure that our employees meet this obligation. Although any system of internal control can be compromised by human error or intentional circumvention of required procedures, we believe our system provides reasonable assurance that financial transactions are recorded and reported properly, providing an adequate basis for reliable financial statements.

During 2024, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, KeyCorp maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of KeyCorp is properly reported to its Chief Executive Officer, Chief Financial Officer, General Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the KeyCorp’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2024.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KeyCorp's internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 21, 2025.

Christopher M. Gorman                        Clark H. Khayat
Chairman and Chief Executive Officer                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KeyCorp at December 31, 2024 and 2023, and results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses
Description of the Matter

KeyCorp’s loan and lease portfolio totaled $104.3 billion as of December 31, 2024 and the associated ALLL was $1.4 billion. As discussed in Note 1 and 5 of the financial statements, the ALLL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL using relevant available information, from internal and external sources, relating to past events, current economic conditions, idiosyncratic risk factors and reasonable and supportable forecasts. The ALLL is the sum of (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves. Management estimates the quantitative reserves using probability of default / loss given default / exposure at default models (“loss forecasting models”), as well as other estimation methods for smaller loan portfolios. The ALLL also considers qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to reflect management’s best estimate of current expected credit losses.

Auditing management’s ALLL was complex due to the loss forecasting models used to compute the quantitative reserve and involves a high degree of subjectivity and judgment in evaluating management’s determination of the economic forecast and qualitative factor adjustments to the ALLL described above.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over KeyCorp’s ALLL process, including controls over the appropriateness of the ALLL methodology, operation and monitoring of loss forecasting models, the reliability and accuracy of data used in developing the ALLL estimate, and management’s review and approval process over the economic forecast, qualitative adjustments and overall ALLL results.

With the assistance of EY specialists, we tested management’s loss forecasting models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key modeling assumptions and independently recalculating model output. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, and management’s policies and procedures. For example, we evaluated the reasonableness of qualitative adjustments (or lack thereof) for concentrations of credit by independently comparing to loan portfolio information. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g., macroeconomic data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ALLL, inclusive of qualitative factor adjustments, reasonably reflects losses expected in the loan and lease portfolio by comparing to peer bank data and KeyCorp’s actual historical loss data.

Goodwill Impairment Test of the Institutional Bank Reporting Unit
Description of the Matter
KeyCorp has a goodwill balance of $2.8 billion as of December 31, 2024, of which $715 million is allocated to the Institutional Bank reporting unit. As discussed in Notes 1 and 12 of the financial statements, management performs an annual goodwill impairment test at the reporting unit level as of October 1, or more frequently as events occur or circumstances change that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. Effective in the first quarter of 2024, management realigned KeyCorp’s real estate capital business from the Commercial Bank reporting unit to the Institutional Bank reporting unit. The realignment was identified as a triggering event for purposes of performing an interim quantitative goodwill impairment test immediately before and immediately after the realignment. Management estimates the fair value of its reporting units by using a combination of income and market approaches. The income approach consists of discounted cash flow modeling that uses internal forecasts and various other inputs and assumptions. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity.

Auditing management's interim quantitative goodwill impairment test, for the Institutional Bank reporting unit, immediately before the realignment, was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit as of the interim measurement date. In particular, the fair value estimate was sensitive to certain assumptions, which includes the internal forecast and discount rate utilized in the discounted cash flow method of the income approach.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over KeyCorp’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test management’s interim quantitative goodwill impairment test for the Institutional Bank reporting unit, we evaluated certain assumptions of the internal forecast utilized by management in the discounted cash flow method of the income approach with historical performance (e.g., trend analysis), current industry and economic trends, and changes in KeyCorp’s strategies. We evaluated the consistency of the internal forecast utilized in the income approach by comparing the internal forecast to other analyses used within the organization and inquiries performed of senior management regarding strategic plans for the reporting unit. We also performed sensitivity analyses related to significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions.

With the assistance of EY specialists, we evaluated management’s fair value methodology, assessed the reasonableness of significant assumptions used in the discounted cash flow method of the income approach and reconciled management’s estimated fair value of KeyCorp to its market capitalization as of the interim measurement date.

We have served as KeyCorp’s auditor since 1994. Cleveland, Ohio February 21, 2025

Consolidated Balance Sheets

December 31,
Dollars in millions, except per share data	2024	2023
ASSETS
Cash and due from banks	$1,743	$941
Short-term investments	17,504	10,817
Trading account assets	1,283	1,142
Securities available for sale	37,707	37,185
Held-to-maturity securities (fair value: $6,837 and $8,056)	7,395	8,575
Other investments	1,041	1,244
Loans, net of unearned income of $311 and $356	104,260	112,606
Allowance for loan and lease losses	(1,409)	(1,508)
Net loans	102,851	111,098
Loans held for sale (a)	797	483
Premises and equipment	614	661
Goodwill	2,752	2,752
Other intangible assets	27	55
Corporate-owned life insurance	4,394	4,383
Accrued income and other assets	8,797	8,601
Discontinued assets	263	344
Total assets	$187,168	$188,281
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$120,132	$114,859
Noninterest-bearing deposits	29,628	30,728
Total deposits	149,760	145,587
Federal funds purchased and securities sold under repurchase agreements	14	38
Bank notes and other short-term borrowings	2,130	3,053
Accrued expense and other liabilities	4,983	5,412
Long-term debt	12,105	19,554
Total liabilities	168,992	173,644
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares at December 31, 2024 and 2023	1,257	1,257
Capital surplus	6,038	6,281
Retained earnings	14,584	15,672
Treasury stock, at cost (149,915,630 and 320,138,094 shares)	(2,733)	(5,844)
Accumulated other comprehensive income (loss)	(3,470)	(5,229)
Total equity	18,176	14,637
Total liabilities and equity	$187,168	$188,281

(a)Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $93 million at December 31, 2024, and $51 million at December 31, 2023.
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
Dollars in millions, except per share amounts	2024	2023	2022
INTEREST INCOME
Loans	$6,026	$6,219	$4,241
Loans held for sale	60	61	56
Securities available for sale	1,142	793	752
Held-to-maturity securities	284	312	213
Trading account assets	61	55	31
Short-term investments	792	414	97
Other investments	62	73	22
Total interest income	8,427	7,927	5,412
INTEREST EXPENSE
Deposits	3,307	2,322	279
Federal funds purchased and securities sold under repurchase agreements	4	79	41
Bank notes and other short-term borrowings	164	308	90
Long-term debt	1,187	1,305	475
Total interest expense	4,662	4,014	885
NET INTEREST INCOME	3,765	3,913	4,527
Provision for credit losses	335	489	502
Net interest income after provision for credit losses	3,430	3,424	4,025
NONINTEREST INCOME
Trust and investment services income	557	516	526
Investment banking and debt placement fees	688	542	638
Cards and payments income	331	340	341
Service charges on deposit accounts	261	270	350
Corporate services income	275	302	372
Commercial mortgage servicing fees	258	190	167
Corporate-owned life insurance income	138	132	132
Consumer mortgage income	58	51	58
Operating lease income and other leasing gains	76	92	103
Other income	23	46	22
Net securities gains (losses)	(1,856)	(11)	9
Total noninterest income	809	2,470	2,718
NONINTEREST EXPENSE
Personnel	2,714	2,660	2,566
Net occupancy	266	267	295
Computer processing	414	368	314
Business services and professional fees	174	168	212
Equipment	80	88	92
Operating lease expense	63	77	101
Marketing	94	109	123
Other expense	740	997	707
Total noninterest expense	4,545	4,734	4,410
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(306)	1,160	2,333
Income taxes	(143)	196	422
INCOME (LOSS) FROM CONTINUING OPERATIONS	(163)	964	1,911
Income (loss) from discontinued operations	2	3	6
NET INCOME (LOSS)	$(161)	$967	$1,917
Income (loss) from continuing operations attributable to Key common shareholders	$(306)	$821	$1,793
Net income (loss) attributable to Key common shareholders	(304)	824	1,799
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$(.32)	$.88	$1.94
Income (loss) from discontinued operations, net of taxes	—	—	.01
Net income (loss) attributable to Key common shareholders (a)	(.32)	.89	1.94
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$(.32)	$.88	$1.92
Income (loss) from discontinued operations, net of taxes	—	—	.01
Net income (loss) attributable to Key common shareholders (a)	(.32)	.88	1.93
Weighted-average Common Shares outstanding (000)	949,561	927,217	924,363
Effect of Common Share options and other stock awards(b)	—	5,542	8,696
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	949,561	932,759	933,059

(a)EPS may not foot due to rounding.
(b)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
Dollars in millions	2024	2023	2022
Net income (loss)	$(161)	$967	$1,917
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(459), $(222), and $1,415	1,456	705	(4,492)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(104), $(114), and $382	329	361	(1,212)
Net pension and postretirement benefit costs, net of income taxes of $8, $0, and $1	(26)	—	(5)
Total other comprehensive income (loss), net of tax	1,759	1,066	(5,709)
Comprehensive income (loss) attributable to Key	$1,598	$2,033	$(3,792)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2021	1,396	928,850	$1,900	$1,257	$6,278	$14,553	$(5,979)	$(586)	$17,423
Net income (loss)						1,917			1,917
Other comprehensive income (loss)								(5,709)	(5,709)
Deferred compensation					(6)				(6)
Cash dividends declared
Common Shares ($.79 per share)						(736)			(736)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($.1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ($.477917 per depositary share)						(12)			(12)
Employee equity compensation program Common Share repurchases		(1,736)			—		(44)		(44)
Common shares reissued (returned) for stock options and other employee benefit plans		6,211			24		113		137
Issuance of Series H Preferred Stock	600		600		(10)				590
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						967			967
Other comprehensive income (loss)								1,066	1,066
Deferred compensation					(5)				(5)
Cash dividends declared
Common Shares ($.82 per share)						(768)			(768)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ($1.55 per depositary share)						(37)			(37)
Open market Common Share repurchases		(2,550)					(38)		(38)
Employee equity compensation program Common Share repurchases		(1,833)			—		(34)		(34)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,622			—		138		138
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						(161)			(161)
Other comprehensive income (loss)								1,759	1,759
Deferred compensation					(3)				(3)
Cash dividends declared
Common Shares ($0.82 per share)						(784)			(784)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ( $1.55 per depositary share)						(37)			(37)
Employee equity compensation program Common Share repurchases		(1,991)					(28)		(28)
Common Shares reissued (returned) for stock options and other employee benefit plans		9,342			(42)		170		128
Common Shares reissued under Scotiabank investment agreement, net of issuance costs		162,871			(198)		2,969		2,771
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176

Consolidated Statements of Cash Flows

Year ended December 31,
Dollars in millions	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(161)	$967	$1,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	335	489	502
Depreciation, amortization, and accretion, net	73	154	164
Increase in cash surrender value of corporate-owned life insurance	(118)	(110)	(113)
Stock-based compensation expense	104	121	120
Deferred income taxes (benefit)	(351)	(108)	(27)
Proceeds from sales of loans held for sale	8,174	8,859	12,496
Originations of loans held for sale, net of repayments	(8,490)	(8,434)	(10,684)
Net losses (gains) from sale of loans held for sale	(120)	(135)	(151)
Net losses (gains) on leased equipment	(9)	(9)	7
Net securities and other investments losses (gains)	1,856	11	(9)
Net losses (gains) on sales of fixed assets	(7)	18	(7)
Net change in:
Trading account assets	(141)	(313)	(128)
Accrued income and other assets	(270)	554	(1,044)
Accrued expense and other liabilities	(72)	450	1,409
Other operating activities, net	(139)	389	17
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	664	2,903	4,469
INVESTING ACTIVITIES
Purchases of intangible assets via acquisitions	—	—	(12)
Cash received (used) in acquisitions, net of cash acquired	—	—	(58)
Net decrease (increase) in short-term investments, excluding acquisitions	(6,687)	(8,385)	8,578
Purchases of securities available for sale	(21,078)	(2,160)	(4,473)
Proceeds from sales of securities available for sale	17,932	1,752	—
Proceeds from prepayments and maturities of securities available for sale	2,758	3,225	4,545
Proceeds from prepayments and maturities of held-to-maturity securities	1,190	1,343	2,291
Purchases of held-to-maturity securities	—	(1,194)	(3,670)
Net decrease (increase) in other investments	202	58	(635)
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	7,920	6,668	(17,649)
Proceeds from sales of portfolio loans	194	151	157
Proceeds from corporate-owned life insurance	107	96	72
Purchases of premises, equipment, and software	(65)	(142)	(96)
Proceeds from sales of premises and equipment	24	5	16
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,497	1,417	(10,934)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,173	2,992	(9,977)
Net increase (decrease) in short-term borrowings	(947)	(6,372)	8,702
Net proceeds from issuance of long-term debt	1,646	5,240	16,596
Payments on long-term debt	(9,057)	(5,052)	(8,580)
Repurchases of long-term debt	—	(92)	—
Issuance of preferred shares	—	—	590
Open market common share repurchases	—	(38)	—
Employee equity compensation program Common Share repurchases	(28)	(34)	(44)
Net proceeds from reissuance of Common Shares	10	1	6
Net proceeds from Scotiabank investment	2,771	—	—
Cash dividends paid	(927)	(911)	(854)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,359)	(4,266)	6,439
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	802	54	(26)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	941	887	913
CASH AND DUE FROM BANKS AT END OF YEAR	$1,743	$941	$887

Additional disclosures relative to cash flows:
Interest paid	$4,160	$3,109	$601
Income taxes paid	68	156	292
Noncash items:
Reduction of secured borrowing and related collateral	$4	$6	$9
Loans transferred to portfolio from held for sale	124	208	105
Loans transferred to held for sale from portfolio	3	19	—
Loans transferred to other real estate owned	6	7	6
CMBS risk retentions	—	—	12
ABS risk retentions	5	7	8
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2024, KeyBank operated 944 full-service retail banking branches and 1,182 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two reportable business segments, Consumer Bank and Commercial Bank, is included in Note 25 (“Business Segment Reporting”).

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified in the Consolidated Statements of Cash Flows from “other operating activities, net” to either the net change in “accrued income and other assets” or “accrued expense and other liabilities” to align with updated presentation. Some previously reported amounts have been reclassified in the Consolidated Statements of Income from “other income” to “net securities gains (losses)”.

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

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income and may include commercial and consumer loans and leases, modified loans to borrowers experiencing financial difficulty. Nonperforming loans do not include loans held for sale. Once a loan is designated nonaccrual, the interest accrued but not collected is reversed against interest income, and payments subsequently received are applied to principal until qualifying for return to accrual.

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

We classify consumer loans as nonperforming and stop accruing interest when the borrower’s payment is 120 days past due, unless the loan is well-secured and in the process of collection. Any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. Secured loans that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are designated as nonperforming loans. Our charge-off policy for most consumer loans takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to net realizable value when payment is 180 days past due. Credit card loans and similar unsecured products continue to accrue interest until the account is charged off at 180 days past due.

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
•     The population of individually assessed consumer loans includes loans deemed collateral dependent. These loans are written down based on the collateral's fair market value less costs to sell.

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
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value in “net securities gains (losses)” on the income statement. For debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, the nature of the security, the underlying collateral, and the financial condition of the issuers, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for available-for-sale securities is recognized in other comprehensive income.
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
A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities, and commitments caused by changes in interest rates or other economic factors. The change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item attributable to the hedged risk and recorded in the same income statement line as the change in fair value of the hedged item.
A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and reclassified to earnings in the same period in which the hedged transaction affects earnings (e.g., when we incur variable-rate interest on debt, earn variable-rate interest on loans, or sell commercial real estate loans) and recorded in the same income statement line as the hedged transaction.
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

The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on a combination of regulatory and economic equity. Fair values are estimated using a combination of market and income approaches. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity. The income approach consists of discounted cash flow modeling that utilizes internal forecasts and various other inputs and assumptions. A multi-year internal forecast is prepared for each reporting unit and a terminal growth rate is estimated for each one based on market expectations of inflation and economic conditions in the financial services industry. Earnings projections for reporting units are adjusted for after tax cost savings expected to be realized by a market participant. The discount rate applied to our cash flows is derived from the CAPM. The buildup to the discount rate includes a risk-free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium and a company specific risk premium. The discount rates differ between our reporting units as they have different levels of risk. A sensitivity analysis is typically performed on key assumptions, such as the discount rates, net interest margin and cost savings estimates.
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

		The guidance should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.	The guidance did not have a material impact on Key’s financial condition or results of operations.
ASU 2023-07 Segment Reporting (Topic 280)	January 1, 2024	This guidance requires certain segment disclosures in annual and interim periods. It also clarifies that companies may report on additional measures if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.

The guidance should be applied on a retrospective basis.	This guidance did not have a material impact on Key’s financial condition or results of operations.

Key updated its segment disclosures in Note. 25, Business Segment Reporting, to reflect this new guidance.
Accounting Guidance Adopted in 2025

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740)	Annual periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.

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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
Dollars in millions, except per share amounts	2024	2023	2022
EARNINGS
Income (loss) from continuing operations	$(163)	$964	$1,911
Less: Dividends on preferred stock	143	143	118
Income (loss) from continuing operations attributable to Key common shareholders	(306)	821	1,793
Income (loss) from discontinued operations, net of taxes	2	3	6
Net income (loss) attributable to Key common shareholders	$(304)	$824	$1,799
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	949,561	927,217	924,363
Effect of common share options and other stock awards(a)	—	5,542	8,696
Weighted-average common shares and potential Common Shares outstanding (000) (b)	949,561	932,759	933,059
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$(.32)	$.88	$1.94
Income (loss) from discontinued operations, net of taxes	—	—	.01
Net income (loss) attributable to Key common shareholders (c)	(.32)	.89	1.94
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	(.32)	.88	1.92
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	(.32)	.88	1.93
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
During 2024, KeyBank paid $750 million in dividends to KeyCorp. At December 31, 2024, KeyBank had no regulatory capacity to pay dividends to KeyCorp without prior regulatory approval. At December 31, 2024, KeyCorp held $5.2 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

4. Loan Portfolio
Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

December 31,
Dollars in millions	2024	2023
Commercial and industrial (b)	$52,909	$55,815
Commercial real estate:
Commercial mortgage	13,310	15,187
Construction	2,936	3,066
Total commercial real estate loans	16,246	18,253
Commercial lease financing (c)	2,736	3,523
Total commercial loans	71,891	77,591
Residential — prime loans:
Real estate — residential mortgage	19,886	20,958
Home equity loans	6,358	7,139
Total residential — prime loans	26,244	28,097
Other consumer loans	5,167	5,916
Credit cards	958	1,002
Total consumer loans	32,369	35,015
Total loans (d)	$104,260	$112,606

(a)Accrued interest of $456 million and $522 million at December 31, 2024, and December 31, 2023, respectively, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $212 million and $207 million of commercial credit card balances at December 31, 2024, and December 31, 2023, respectively.
(c)Commercial lease financing includes receivables of $3 million and $7 million held as collateral for secured borrowings at December 31, 2024, and December 31, 2023, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(d)Total loans exclude loans of $257 million at December 31, 2024, and $339 million at December 31, 2023, related to the discontinued operations of the education lending business.

5. Asset Quality
ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at December 31, 2024, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Twelve Months Ended December 31, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	December 31, 2024
Commercial and Industrial	$556	$388		$(363)	$58	$639
Commercial real estate:
Real estate — commercial mortgage	419	(61)		(40)	2	320
Real estate — construction	52	(1)		—	—	51
Total commercial real estate loans	471	(62)		(40)	2	371
Commercial lease financing	33	(4)		(7)	5	27
Total commercial loans	1,060	322		(410)	65	1,037
Real estate — residential mortgage	162	(74)		(3)	5	90
Home equity loans	86	(16)		(2)	2	70
Other consumer loans	122	70		(64)	8	136
Credit cards	78	39		(47)	6	76
Total consumer loans	448	19		(116)	21	372
Total ALLL — continuing operations	1,508	341	(a)	(526)	86	1,409
Discontinued operations	16	—		(4)	1	13
Total ALLL — including discontinued operations	$1,524	$341		$(530)	$87	$1,422

(a)Excludes a credit related to reserves on lending-related commitments of $6 million.

Twelve Months Ended December 31, 2023:

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	December 31, 2023
Commercial and Industrial	$601	$99		$(188)	$44	$556
Commercial real estate:
Real estate — commercial mortgage	203	253		(39)	2	419
Real estate — construction	28	23		—	1	52
Total commercial real estate loans	231	276		(39)	3	471
Commercial lease financing	32	(4)		—	5	33
Total commercial loans	864	371		(227)	52	1,060
Real estate — residential mortgage	196	(37)		(1)	4	162
Home equity loans	98	(13)		(2)	3	86
Other consumer loans	113	52		(51)	8	122
Credit cards	66	42		(37)	7	78
Total consumer loans	473	44		(91)	22	448
Total ALLL — continuing operations	1,337	415	(a)	(318)	74	1,508
Discontinued operations	21	(2)		(4)	1	16
Total ALLL — including discontinued operations	$1,358	$413		$(322)	$75	$1,524

(a)Excludes a provision related to reserves on lending-related commitments of $74 million.

Twelve Months Ended December 31, 2022

Dollars in millions	December 31, 2021	Provision		Charge-offs	Recoveries	December 31, 2022
Commercial and industrial	$445	$259		$(153)	$50	$601
Commercial real estate:
Real estate — commercial mortgage	182	39		(23)	5	203
Real estate — construction	29	(2)		—	1	28
Total commercial real estate loans	211	37		(23)	6	231
Commercial lease financing	32	(2)		(2)	4	32
Total commercial loans	688	294		(178)	60	864
Real estate — residential mortgage	95	94		2	5	196
Home equity loans	110	(14)		(1)	3	98
Other consumer loans	107	34		(38)	10	113
Credit cards	61	29		(30)	6	66
Total consumer loans	373	143		(67)	24	473
Total ALLL — continuing operations	1,061	437	(a)	(245)	84	1,337
Discontinued operations	28	(3)		(6)	2	21
Total ALLL — including discontinued operations	$1,089	$434		$(251)	$86	$1,358

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

Economic Outlook

As of December 31, 2024, economic uncertainty remains elevated due to geopolitical tensions and the interest rate environment, as well as the U.S. presidential administration change. The unemployment rate remained at a relatively low level, although job growth remains stable. Inflation has continued to come down and commercial real estate pressures have eased. We utilized the Moody’s November 2024 Consensus forecast as the baseline forecast to estimate our expected credit losses as of December 31, 2024. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at year end.

The baseline scenario reflects continued economic resiliency, but slowing growth into 2025. U.S. GDP is expected to grow at an annual rate of approximately 2.0% for both 2025 and 2026, compared to 2.7% in 2024. The expected National Unemployment Rate was 4.2% in the fourth quarter of 2024, with the forecast remaining at 4.4% through late-2025. The U.S. Consumer Price Index is forecasted at 2.2% for 2025. The outlook for the National Home Price Index reflects 2% growth in 2025, while the Commercial Real Estate Price Index is forecasted to remain stable.

We did not identify material limitations in the third-party economic forecast that required management qualitative adjustments to the ALLL. As a result of the current economic uncertainty, our future loss estimates may vary considerably from our December 31, 2024 assumptions.

Commercial Loan Portfolio

The commercial ALLL decreased by $23 million, or 2.2%, from December 31, 2023, through December 31, 2024. The overall decrease is driven by changes in portfolio activity and the economic outlook.

The change in the reserve levels is reflective of the strategic and ongoing balance sheet optimization efforts, in addition to improving credit quality and economic conditions for the commercial real estate portfolio. Reserve decreases due to these drivers are partly offset by a reserve build due to credit quality migration in the commercial and industrial portfolio and changes in management qualitative adjustments for commercial real estate price volatility.

Consumer Loan Portfolio

The consumer ALLL decreased $76 million, or 17.0%, from December 31, 2023, through December 31, 2024. The overall decrease in the allowance is primarily driven by changes in portfolio activity.

The reserve decrease is concentrated in the real estate portfolio and is largely attributable to the ongoing loan reductions. The most meaningful change to the economic forecast year-over-year is the improvement in the home price index outlook, which contributed to reserve decreases for both the residential mortgage and home equity portfolios.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$6,345	$3,097	$7,119	$3,934	$1,617	$3,969	$22,709	$115	$48,905
Criticized (Accruing)	172	219	597	419	208	476	1,550	41	3,682
Criticized (Nonaccruing)	23	13	68	30	2	31	153	2	322
Total commercial and industrial	6,540	3,329	7,784	4,383	1,827	4,476	24,412	158	52,909
Current period gross write-offs	1	12	65	106	4	31	144	—	363
Real estate — commercial mortgage
Risk Rating:
Pass	1,052	748	2,818	2,202	594	3,194	1,001	41	11,650
Criticized (Accruing)	31	85	571	281	93	316	30	9	1,416
Criticized (Nonaccruing)	—	—	123	52	3	66	—	—	244
Total real estate — commercial mortgage	1,083	833	3,512	2,535	690	3,576	1,031	50	13,310
Current period gross write-offs	—	0	1	6	0	32	1	—	40
Real estate — construction
Risk Rating:
Pass	199	846	1,021	340	87	67	42	2	2,604
Criticized (Accruing)	—	17	112	58	68	77	—	—	332
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	199	863	1,133	398	155	144	42	2	2,936
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	301	430	626	368	217	679	—	—	2,621
Criticized (Accruing)	2	34	33	9	16	21	—	—	115
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	303	464	659	377	233	700	—	—	2,736
Current period gross write-offs	—	—	—	—	—	7	—	—	7
Total commercial loans	$8,125	$5,489	$13,088	$7,693	$2,905	$8,896	$25,485	$210	$71,891
Total commercial loan current period gross write-offs	$1	$12	$66	$112	$4	$70	$145	$—	$410

(a)Accrued interest of $322 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$281	$669	$5,720	$7,203	$2,247	$1,510	$—	$—	$17,630
660 to 749	67	116	597	655	199	280	—	—	1,914
Less than 660	4	13	81	63	24	134	—	—	319
No Score	3	2	1	—	1	15	1	—	23
Total real estate — residential mortgage	355	800	6,399	7,921	2,471	1,939	1	—	19,886
Current period gross write-offs	1	—	1	—	—	1	—	—	3
Home equity loans
FICO Score:
750 and above	33	31	139	775	612	731	1,886	251	4,458
660 to 749	17	17	50	181	129	186	772	80	1,432
Less than 660	2	5	15	40	31	82	263	25	463
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	52	53	204	996	772	1,000	2,925	356	6,358
Current period gross write-offs	—	—	—	—	—	1	1	—	2
Other consumer loans
FICO Score:
750 and above	107	143	1,149	1,210	527	245	88	—	3,469
660 to 749	70	109	275	268	128	108	184	—	1,142
Less than 660	9	23	59	59	29	24	56	—	259
No Score	35	12	18	17	7	12	196	—	297
Total consumer direct loans	221	287	1,501	1,554	691	389	524	—	5,167
Current period gross write-offs	—	7	17	12	7	6	15	—	64
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	476	—	476
660 to 749	—	—	—	—	—	—	372	—	372
Less than 660	—	—	—	—	—	—	109	—	109
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	958	—	958
Current period gross write-offs	—	—	—	—	—	—	47	—	47
Total consumer loans	$628	$1,140	$8,104	$10,471	$3,934	$3,328	$4,408	$356	$32,369
Total consumer loan current period gross write-offs	$1	$7	$18	$12	$7	$8	$63	$—	$116

(a)Accrued interest of $134 million, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans”.

The following aging analysis of past due and current loans as of December 31, 2024, and December 31, 2023, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio

December 31, 2024	Current(b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (d)
Dollars in millions
LOAN TYPE(a)
Commercial and industrial	$52,473	$48	$21	$45	$322	$436	$52,909
Commercial real estate:
Commercial mortgage	13,018	4	29	16	243	292	13,310
Construction	2,932	—	—	4	—	4	2,936
Total commercial real estate loans	15,950	4	29	20	243	296	16,246
Commercial lease financing	2,728	1	6	1	—	8	2,736
Total commercial loans	$71,151	$53	$56	$66	$565	$740	$71,891
Real estate — residential mortgage	$19,766	$20	$8	$—	$92	$120	$19,886
Home equity loans	6,232	26	8	3	89	126	6,358
Other consumer loans	5,129	15	9	9	5	38	5,167
Credit cards	928	6	5	12	7	30	958
Total consumer loans	$32,055	$67	$30	$24	$193	$314	$32,369
Total loans	$103,206	$120	$86	$90	$758	$1,054	$104,260

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $456 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $75 million in Commercial mortgage and $7 million in Real estate - residential mortgage associated with loans sold to GNMA where Key has the right but not the obligation to repurchase.
(d)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

December 31, 2023	Current(b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (d)
Dollars in millions
LOAN TYPE(a)
Commercial and industrial	$55,354	$62	$30	$72	$297	$461	$55,815
Commercial real estate:
Commercial mortgage	15,049	25	3	10	100	138	15,187
Construction	3,065	1	—	—	—	1	3,066
Total commercial real estate loans	18,114	26	3	10	100	139	18,253
Commercial lease financing	3,520	2	1	—	—	3	3,523
Total commercial loans	$76,988	$90	$34	$82	$397	$603	$77,591
Real estate — residential mortgage	$20,863	$17	$7	$—	$71	$95	$20,958
Home equity loans	7,001	27	10	4	97	138	7,139
Other consumer loans	5,877	16	10	9	4	39	5,916
Credit cards	974	6	5	12	5	28	1,002
Total consumer loans	$34,715	$66	$32	$25	$177	$300	$35,015
Total loans	$111,703	$156	$66	$107	$574	$903	$112,606

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $522 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $94 million in Commercial mortgage and $3 million in Real estate - residential mortgage associated with loans sold to GNMA where Key has the right but not the obligation to repurchase.
(d)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At December 31, 2024, the carrying amount of our commercial nonperforming loans outstanding represented 72% of their original contractual amount owed, total nonperforming loans outstanding represented 77% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $54 million, $37 million, and $17 million for each of the twelve months ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $381 million at December 31, 2024.

As of December 31, 2024, 43% of our nonperforming loans were contractually current versus 51% as of December 31, 2023.

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

At December 31, 2024 and December 31, 2023, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $72 million and $89 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during 2024.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty within the past 12 months or since the adoption of ASU 2022-02 for the reporting period in 2023. The table does not include those modifications that only resulted in an insignificant payment delay. The table does not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of December 31, 2024, there were 120 loans totaling $20 million in a trial modification period. As of December 31, 2023, there were 121 loans totaling $15 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $15 million and $61 million at December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024	Interest Rate Reduction	Term Extension	Other	Combination(a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$118	$25	$20	$163	0.31%
Commercial real estate:
Commercial mortgage	28	236	22	21	307	2.31
Construction	—	29	—	—	29	0.99
Total commercial real estate loans	28	265	22	21	336	2.07
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$28	$383	$47	$41	$499	0.69%
Real estate — residential mortgage	$1	$1	$—	$12	$14	0.07%
Home equity loans	3	1	2	7	13	0.20
Other consumer loans	—	2	—	3	5	0.10
Credit cards	—	—	—	3	3	0.31
Total consumer loans	$4	$4	$2	$25	$35	0.11%
Total loans	$32	$387	$49	$66	$534	0.51%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

As of December 31, 2023	Interest Rate Reduction	Term Extension	Other	Combination(a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$180	$49	$34	$263	0.47%
Commercial real estate:
Commercial mortgage	—	4	2	—	6	0.04
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	4	2	—	6	0.03
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$184	$51	$34	$269	0.35%
Real estate — residential mortgage	$—	$—	$1	$9	$10	0.05%
Home equity loans	2	1	1	5	9	0.13
Other consumer loans	—	1	—	2	3	0.05
Credit cards	—	—	—	4	4	0.40
Total consumer loans	$2	$2	$2	$20	$26	0.07%
Total loans	$2	$186	$53	$54	$295	0.26%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans during the twelve months ended December 31, 2024.

Twelve months ended December 31, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(4.12)%	1.75
Commercial mortgage	(1.49)%	0.66
Construction	—%	2.87
Real estate — residential mortgage	(1.81)%	6.15
Home equity loans	(4.03)%	6.53
Other consumer loans	(4.06)%	0.77
Credit cards	(16.26)%	1.00

Twelve months ended December 31, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(5.69)%	0.59
Commercial mortgage	—%	1.37
Real estate — residential mortgage	(1.97)%	7.58
Home equity loans	(4.02)%	6.87
Other consumer loans	(3.62)%	1.01
Credit cards	(14.90)%	1.00

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

Twelve months ended December 31, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$22	$—	$1	$23
Commercial real estate
Commercial mortgage	11	—		—	11
Construction	—	—	—	—	—
Total commercial real estate loans	11	—	—	—	11
Commercial lease financing	—	—	—	—	—
Total commercial loans	$11	$22	$—	$1	$34
Real estate — residential mortgage	$—	$—	$—	$1	$1
Home equity loans	—	—	—	2	2
Other consumer loans	—	—	—	—	—
Credit cards	—	—	—	—	—
Total consumer loans	$—	$—	$—	$3	$3
Total loans	$11	$22	$—	$4	$37

Twelve months ended December 31, 2023
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$7	$—	$3	$10
Commercial real estate
Commercial mortgage	—	—	1	—	1
Construction	—	—	—	—	—
Total commercial real estate loans	—	7	1	3	11
Commercial lease financing	—	—	—	—	—
Total commercial loans	$—	$7	$1	$3	$11
Real estate — residential mortgage	$—	$—	$—	$—	$—
Home equity loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Credit cards	—	—	—	—	—
Total consumer loans	$—	$—	$—	$—	$—
Total loans	$—	$7	$1	$3	$11

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified for borrowers experiencing financial difficulty in the past 12 months as of each respective period.

As of December 31, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$154	$3	$6	$163
Commercial real estate
Commercial mortgage	260	19	28	307
Construction	29	—	—	29
Total commercial real estate loans	289	19	28	336
Commercial lease financing	—	—	—	—
Total commercial loans	$443	$22	$34	$499
Real estate — residential mortgage	$12	$1	$1	$14
Home equity loans	11	1	1	13
Other consumer loans	5	—	—	5
Credit cards	3	—	—	3
Total consumer loans	$31	$2	$2	$35
Total loans	$474	$24	$36	$534

As of December 31, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$238	$25	$—	$263
Commercial real estate
Commercial mortgage	6	—	—	6
Construction	—	—	—	—
Total commercial real estate loans	244	25	—	269
Commercial lease financing	—	—	—	—
Total commercial loans	$244	$25	$—	$269
Real estate — residential mortgage	$9	$1	$—	$10
Home equity loans	8	—	1	9
Other consumer loans	3	—	—	3
Credit cards	3	1	—	4
Total consumer loans	$23	$2	$1	$26
Total loans	$267	$27	$1	$295

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

Changes in the liability for credit losses for off balance sheet exposures are summarized as follows:

	Twelve months ended December 31,
Dollars in millions	2024	2023
Balance at beginning of period	$296	$225
Provision (credit) for losses on off balance sheet exposures	(6)	74
Other	—	(3)
Balance at end of period	$290	$296

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer below. The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2024, and December 31, 2023.

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$930	$—	$930	$—	$685	$—	$685
States and political subdivisions	—	127	—	127	—	93	—	93
Other mortgage-backed securities	—	183	—	183	—	340	—	340
Other securities	—	25	—	25	—	21	—	21
Total trading account securities	—	1,265	—	1,265	—	1,139	—	1,139
Commercial loans	—	18	—	18	—	3	—	3
Total trading account assets	—	1,283	—	1,283	—	1,142	—	1,142
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8,904	—	8,904	—	9,026	—	9,026
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	9,224	—	9,224	—	15,478	—	15,478
Agency residential mortgage-backed securities	—	15,169	—	15,169	—	3,589	—	3,589
Agency commercial mortgage-backed securities	—	4,410	—	4,410	—	9,092	—	9,092
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$37,707	$—	$37,707	$—	$37,185	$—	$37,185
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	—	—	—	14	—	—	—	17
Total principal investments	—	—	—	14	—	—	—	17
Equity investments:
Direct	—	—	2	2	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	54	—	—	—	40
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	4
Total equity investments	—	—	2	59	—	—	2	46
Total other investments	—	—	2	73	—	—	2	63
Loans, net of unearned income (residential)	—	—	10	10	—	—	9	9
Loans held for sale (residential)	—	93	—	93	—	51	—	51
Derivative assets:
Interest rate	—	114	(4)	110	—	175	(2)	173
Foreign exchange	93	31	—	124	74	15	—	89
Commodity	—	363	—	363	—	721	—	721
Credit	—	—	—	—	—	—	—	—
Other	—	15	—	15	—	14	2	16
Derivative assets	93	523	(4)	612	74	925	—	999
Netting adjustments (b)	—	—	—	(363)	—	—	—	(818)
Total derivative assets	93	523	(4)	249	74	925	—	181
Total assets on a recurring basis at fair value	$93	$39,606	$8	$39,415	$74	$39,303	$11	$38,631
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$107	$773	$—	$880	$30	$774	$—	$804
Derivative liabilities:
Interest rate	—	965	—	965	—	985	—	985
Foreign exchange	85	32	—	117	58	15	—	73
Commodity	—	343	—	343	—	698	—	698
Credit	—	—	—	—	—	1	—	1
Other	—	14	—	14	—	20	—	20
Derivative liabilities	85	1,354	—	1,439	58	1,719	—	1,777
Netting adjustments (b)	—	—	—	(411)	—	—	—	(473)
Total derivative liabilities	85	1,354	—	1,028	58	1,719	—	1,304
Total liabilities on a recurring basis at fair value	$192	$2,127	$—	$1,908	$88	$2,493	$—	$2,108

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
Level 1 and 2 (primarily Level 2)
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
NAV

The following table presents the fair value of our indirect principal investments and related unfunded commitments at December 31, 2024, as well as financial support provided for the years ended December 31, 2024, and December 31, 2023.

			Financial support provided
			Year ended December 31,
	December 31, 2024		2024		2023
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Indirect investments (a)	14	1	—	—	—	—
Total	$14	$1	$—	$—	$—	$—

(a)Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2024, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
Level 2 and 3 (primarily level 2)
Derivatives
Exchange-traded derivatives are valued using quoted prices in active markets and, therefore, are classified as Level 1 instruments.

The majority of our derivative positions are Level 2 and are valued using internally developed models based on market convention and observable market inputs. These derivative contracts include interest rate swaps, commodity swaps, certain options, floors, cross currency swaps, credit default swaps, and forward mortgage loan sale commitments. Significant inputs used in the valuation models include:
• SOFR and Overnight Index Swap (OIS) curves, index pricing curves, foreign currency curves
• Volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity)
We have customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, including:

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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2024, and December 31, 2023.

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3	End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2024
Other investments
Equity investments
Direct	$2	$—	$—	(c)	$—	$—	$—	$—	$—		$—	$2	$—
Loans held for investment (residential)	9	—	1		—	—	—	(2)	—		2	10	—
Derivative instruments (a)
Interest rate	(2)	—	(8)	(d)	4	—	—	—	2	(e)	—	(4)	—
Credit	—	—	—		—	—	—	—	—		—	—	—
Other (b)	2	—	—		—	—	—	(2)	—		—	—	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2023
Other investments
Principal investments
Direct	$1	$—	$(1)	(c)	$—	$—	$—	$—	$—		$—		$—	$—
Equity investments
Direct	2		—			—		—	—		—		2	—
Loans held for investment (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (a)
Interest rate	2		(23)	(d)	19	1		—	(6)	(e)	5	(e)	(2)
Credit	(2)	—	—		—	2	—	—	—		—		—	—
Other (b)	—	—	—		—	—	—	2	—		—		2	—

(a)Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)Amounts represent Level 3 interest rate lock commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2024, and December 31, 2023.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2024, and December 31, 2023:

	December 31, 2024				December 31, 2023
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$152	$152	$—	$—	$104	$104
Accrued income and other assets	—	—	14	14	—	—	29	29
Total assets on a nonrecurring basis at fair value	$—	$—	$166	$166	$—	$—	$133	$133

Qualitative Disclosures of Valuation Techniques
The following table describes the valuation techniques and significant inputs used to measure the significant classes of assets and liabilities reported at fair value on a nonrecurring basis, as well as the classification of each within the valuation hierarchy.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Collateral-dependent loans	When a loan is collateral-dependent, the fair value of the loan is determined based on the fair value of the underlying collateral less estimated selling costs.	Level 3
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

At December 31, 2024, and December 31, 2023, the carrying amount of equity investments recorded under this method was $394 million and $339 million, respectively. We recorded $5 million of impairment for the year ended December 31, 2024. We recorded no impairment for the year ended December 31, 2023.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 9 (“Mortgage Servicing Assets”).	Level 3
(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2024, and December 31, 2023, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	December 31, 2024	December 31, 2023			December 31, 2024	December 31, 2023
Recurring
Loans, net of unearned income (residential)	$10	$9	Market comparable pricing	Comparability factor	68.00%-95.00% (77.48%)	62.67 - 89.60% (70.83%)
Derivative instruments:
Interest rate	(4)	2	Discounted cash flows	Probability of default	.02 - 100% (5.00%)	.02 - 100% (5.30%)
				Loss given default	0 - 1 (.50)	0 - 1 (.48)
Insignificant level 3 assets, net of liabilities(c)	2	4
Nonrecurring
Collateral dependent loans	152	104	Fair value of underlying collateral	Liquidity discount	0 - 100.00% (33.00%)	0 - 10.00% (5.00%)
Accrued income and other assets:(d)
OREO and other assets	14	21	Appraised value	Appraised value	N/M	N/M
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
(d)Excludes $8 million pertaining to mortgage servicing assets measured as of December 31, 2023. Refer to Note 9 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2024, and December 31, 2023, are shown in the following table. Assets and liabilities are further arranged by measurement category.

	December 31, 2024
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,283	$—	$1,283	$—	$—	$—		$1,283
Other investments (b)	1,041	—	—	969	72	—		1,041
Loans, net of unearned income (residential) (d)	10	—	—	10	—	—		10
Loans held for sale (residential) (b)	93	—	93	—	—	—		93
Derivative assets - trading (b)	255	93	527	(4)	—	(361)	(f)	255
Fair value - OCI
Securities available for sale (b)	37,707	—	37,707	—	—	—		37,707
Derivative assets - hedging (b) (g)	(6)	—	(4)	—	—	(2)	(f)	(6)
Amortized cost
Held-to-maturity securities (c)	7,395	—	6,837	—	—	—		6,837
Loans, net of unearned income (d)	102,841	—	—	99,105	—	—		99,105
Loans held for sale (b)	704	—	—	704	—	—		704
Other
Cash and short-term investments (a)	19,247	19,247	—	—	—	—		19,247
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,028	$85	$1,351	$—	$—	$(408)	(f)	$1,028
Fair value - OCI
Derivative liabilities - hedging (b) (g)	—	—	3	—	—	(3)	(f)	—
Amortized cost
Time deposits (e)	16,952	—	17,068	—	—	—		17,068
Short-term borrowings (a)	2,144	107	2,037	—	—	—		2,144
Long-term debt (e)	12,105	11,430	477	—	—	—		11,907
Other
Deposits with no stated maturity (a)	132,808	—	132,808	—	—	—		132,808

	December 31, 2023
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,142	$—	$1,142	$—	$—	$—		$1,142
Other investments (b)	1,244	—	—	1,183	61	—		1,244
Loans, net of unearned income (residential) (d)	9	—	—	9	—	—		9
Loans held for sale (residential) (b)	51	—	51	—	—	—		51
Derivative assets - trading (b)	168	74	886	—	—	(792)	(f)	168
Fair value - OCI
Securities available for sale (b)	37,185	—	37,185	—	—	—		37,185
Derivative assets - hedging (b) (g)	13	—	39	—	—	(26)	(f)	13
Amortized cost
Held-to-maturity securities (c)	8,575	—	8,056	—	—	—		8,056
Loans, net of unearned income (d)	111,089	—	—	105,950	—	—		105,950
Loans held for sale (b)	432	—	—	432	—	—		432
Other
Cash and short-term investments (a)	11,758	11,758	—	—	—	—		11,758
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,304	$58	$1,707	$—	$—	$(461)	(f)	$1,304
Fair value - OCI
Derivative liabilities - hedging (b) (g)	—	—	12	—	—	(12)	(f)	—
Amortized cost
Time deposits (e)	14,776	—	14,911	—	—	—		14,911
Short-term borrowings (a)	3,091	30	3,061	—	—	—		3,091
Long-term debt (e)	19,554	11,288	$7,720	—	—	—		19,008
Other
Deposits with no stated maturity (a)	130,811	—	130,811	—	—	—		130,811

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2024 and 2023, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $257 million ($192 million at fair value) at December 31, 2024, and $339 million ($264 million at fair value) at December 31, 2023

These loans are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

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

	2024				2023
December 31, Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$8,928	$20	$44	$8,904	$9,300	$6	$280	$9,026
Agency residential collateralized mortgage obligations	11,409	8	2,193	9,224	18,911	4	3,437	15,478
Agency residential mortgage-backed securities	16,038	3	872	15,169	4,189	—	600	3,589
Agency commercial mortgage-backed securities	4,927	—	517	4,410	10,295	—	1,203	9,092
Total securities available for sale	$41,302	$31	$3,626	$37,707	$42,695	$10	$5,520	$37,185
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,577	$3	$332	$4,248	$5,170	$9	$283	$4,896
Agency residential mortgage-backed securities	151	—	17	134	165	—	13	152
Agency commercial mortgage-backed securities	2,333	—	203	2,130	2,473	1	204	2,270
Asset-backed securities(c)	308	—	8	300	738	—	29	709
Other securities	26	—	1	25	29	—	—	29
Total held-to-maturity securities	$7,395	$3	$561	$6,837	$8,575	$10	$529	$8,056

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At December 31, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $109 million and $21 million, respectively. At December 31, 2023, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $64 million and $25 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $(6) million and $140 million as of December 31, 2024 and December 31, 2023, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
(c)Includes $303 million of securities as of December 31, 2024, and $731 million of securities as of December 31, 2023, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024, and December 31, 2023:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Securities available for sale:
U.S. Treasury, agencies, and corporations	$3,647	$8	$508	$36	$4,155	$44
Agency residential collateralized mortgage obligations	91	—	8,108	2,193	8,199	2,193
Agency residential mortgage-backed securities	11,364	254	3,145	618	14,509	872
Agency commercial mortgage-backed securities	50	1	4,360	516	4,410	517
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	569	18	3,387	314	3,956	332
Agency residential mortgage-backed securities	—	—	134	17	134	17
Agency commercial mortgage-backed securities	—	—	2,060	203	2,060	203
Asset-backed securities	—	—	300	8	300	8
Other securities	7	—	8	1	15	1
Total securities in an unrealized loss position	$15,728	$281	$22,010	$3,906	$37,738	$4,187
December 31, 2023
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—	$8,532	$280	$8,532	$280
Agency residential collateralized mortgage obligations	—	—	14,979	3,437	14,979	3,437
Agency residential mortgage-backed securities	24	—	3,562	600	3,586	600
Agency commercial mortgage-backed securities	891	49	8,201	1,154	9,092	1,203
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,123	30	3,070	253	4,193	283
Agency residential mortgage-backed securities	—	—	152	13	152	13
Agency commercial mortgage-backed securities	—	—	2,199	204	2,199	204
Asset-backed securities	—	—	709	29	709	29
Other securities	17	—	12	—	29	—
Total securities in an unrealized loss position	$2,055	$79	$41,416	$5,970	$43,471	$6,049

Based on our evaluation at December 31, 2024, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

The following table presents gross realized gains and losses associated with our securities available for sale portfolio for the noted periods. Realized losses for the year ended December 31, 2024, relate primarily to the strategic repositioning completed in the third and fourth quarters of 2024.

Year ended December 31, Dollars in millions	2024	2023	2022
Securities available for sale
Realized gains	$—	$4	$—
Realized (losses)	(1,863)	(8)	—

At December 31, 2024, securities available-for-sale and held-to-maturity securities totaling $19.1 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Dollars in millions
Due in one year or less	$3,184	$3,175	$85	$82
Due after one through five years	11,340	10,895	2,805	2,680
Due after five through ten years	17,352	15,405	2,674	2,463
Due after ten years	9,426	8,232	1,831	1,612
Total	$41,302	$37,707	$7,395	$6,837

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
At December 31, 2024, after taking into account the effects of bilateral collateral and master netting agreements, we had $(6) million of derivative assets in a negative fair value position and less than $1 million of derivative liabilities that relate to contracts designated as hedging instruments. As a result of bilateral collateral and master netting arrangements, which are applied at the counterparty level, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values in derivative liabilities related to counterparties with which we have both hedging and trading derivatives. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $255 million and derivative liabilities of $1.0 billion that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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
We designate certain “pay fixed/receive variable” interest rate swaps as cash flow hedges. These swaps convert certain floating-rate debt into fixed-rate debt. We also use these swaps to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans and certain student loans originated through our Laurel Road digital brand. The swaps protect against the possible short-term decline in the value of the loans that could result from changes in interest rates between the time they are originated and the time they are sold.
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2024, was not significant.
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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2024, and December 31, 2023. The change in the notional amounts of these derivatives by type from December 31, 2023, to December 31, 2024, indicates the volume of our derivative transaction activity during 2024. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2024			December 31, 2023
		Fair Value (a)			Fair Value (a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$64,701	$(4)	$3	$44,621	$39	$12
Derivatives not designated as hedging instruments:
Interest rate	72,215	114	962	78,051	134	973
Foreign exchange	6,516	124	117	6,034	89	73
Commodity	8,778	363	343	11,611	721	698
Credit	60	—	—	121	—	1
Other (b)	3,145	15	14	2,683	16	20
Total derivatives not designated as hedging instruments:	90,714	616	1,436	98,500	960	1,765
Total	155,415	612	1,439	143,121	999	1,777
Netting adjustments (c)	—	(363)	(411)	—	(818)	(473)
Net derivatives in the balance sheet	155,415	249	1,028	143,121	181	1,304
Other collateral (d)	—	—	(1)	—	(1)	(18)
Net derivative amounts	$155,415	$249	$1,027	$143,121	$180	$1,286

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of December 31, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $168 million of cash collateral and $215 million of securities collateral posted as well as $13 million of cash collateral and $32 million of securities collateral held. As of December 31, 2023, excess collateral that has not been offset against net derivative instrument positions totaled $161 million of cash collateral and $269 million of securities collateral posted as well as $16 million of cash collateral and $212 million of securities collateral held.
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
Fair value hedges. During the year ended December 31, 2024, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2024 and December 31, 2023, related to cumulative basis adjustments for fair value hedges.

	December 31, 2024
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$10,249	$(490)	$(4)
Interest rate contracts	Securities available for sale(b)	12,097	5	17

	December 31, 2023
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$9,919	$(432)	$(5)
Interest rate contracts	Securities available for sale(b)	8,655	(152)	—

(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.

(b)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At December 31, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $5 billion and $13 billion, respectively, of which $4 billion and $7 billion were designated in a portfolio layer hedging relationship. At December 31, 2024 and December 31, 2023, the cumulative basis adjustments associated with these amounts totaled $41 million and $(147) million, which is comprised of $24 million and $(147) million in active hedging relationships and $17 million and no adjustments for discontinued hedging relationships.

Cash flow hedges. During the year ended December 31, 2024, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2024, we expect to reclassify an estimated $231 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $4 million of pre-tax net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates hedge de-designations and the addition of other hedges subsequent to December 31, 2024. As of December 31, 2024, the maximum length of time over which we hedge forecasted transactions is 3.67 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Twelve Months Ended December 31, 2024
Total amounts presented in the consolidated statement of income	$(1,187)	$6,026	$1,142	$688

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	56	—	(111)	—
Recognized on derivatives designated as hedging instruments	(332)	—	239	—
Net income (expense) recognized on fair value hedges	$(276)	$—	$128	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(733)	$—	$—
Net income (expense) recognized on cash flow hedges	$(2)	$(733)	$—	$—

Twelve Months Ended December 31, 2023
Total amounts presented in the consolidated statement of income	$(1,305)	$6,219	$793	$542

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(119)	—	181	—
Recognized on derivatives designated as hedging instruments	(135)	—	(132)	—
Net income (expense) recognized on fair value hedges	$(254)	$—	$49	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(956)	$—	$5
Net income (expense) recognized on cash flow hedges	$(2)	$(956)	$—	$5

Twelve Months Ended December 31, 2022
Total amounts presented in the consolidated statement of income	$(475)	$4,241	$752	$638

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	690	—	(339)	—
Recognized on derivatives designated as hedging instruments	(697)	—	350	—
Net income (expense) recognized on fair value hedges	$(7)	$—	$11	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(3)	$(146)	$—	$9
Net income (expense) recognized on cash flow hedges	$(3)	$(146)	$—	$9

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Twelve Months Ended December 31, 2024
Cash Flow Hedges
Interest rate	$(450)	Interest income — Loans	$(733)
Interest rate	2	Interest expense — Long-term debt	(2)
Interest rate	—	Investment banking and debt placement fees	—
Total	$(448)		$(735)
Twelve Months Ended December 31, 2023
Cash Flow Hedges
Interest rate	$(294)	Interest income — Loans	$(956)
Interest rate	—	Interest expense — Long-term debt	(2)
Interest rate	5	Investment banking and debt placement fees	5
Total	$(289)		$(953)
Twelve Months Ended December 31, 2022
Cash Flow Hedges
Interest rate	$(1,660)	Interest income — Loans	$(146)
Interest rate	7	Interest expense — Long-term debt	(3)
Interest rate	11	Investment banking and debt placement fees	9
Total	$(1,642)		$(140)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, and where they are recorded on the income statement.

	2024				2023				2022
Year ended December 31, Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$35	$—	$—	$35	$41	$—	$—	$41	$57	$—	$6	$63
Foreign exchange	50	—	—	50	50	—	—	50	52	—	—	52
Commodity	12	—	—	12	22	—	—	22	23	—	—	23
Credit	1	—	(58)	(57)	2	—	(52)	(50)	(1)	—	(39)	(40)
Other	—	2	5	7	—	(1)	(6)	(7)	—	4	(2)	2
Total net gains (losses)	$98	$2	$(53)	$47	$115	$(1)	$(58)	$56	$131	$4	$(35)	$100

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $75 million at December 31, 2024, and $408 million at December 31, 2023. The cash collateral netted against derivative liabilities totaled $124 million at December 31, 2024, and $64 million at December 31, 2023.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, Dollars in millions	2024	2023
Interest rate	$58	$123
Foreign exchange	81	42
Commodity	170	409
Credit	—	—
Other	15	15
Derivative assets before collateral	324	589
Plus (Less): Related collateral	(75)	(408)
Total derivative assets	$249	$181

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2024, we had gross exposure of $247 million to broker-dealers and banks. We had net exposure of $42 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We held no additional collateral in the form of securities against this net exposure.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and SOFR futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $4 million at December 31, 2024. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At December 31, 2024, we had gross exposure of $239 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $207 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a nominal net liability position as of December 31, 2024, and $1 million as of December 31, 2023.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2024, and December 31, 2023. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2024			2023
December 31, Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$2	7.64	2.03%	$4	10.69	4.86%
Total credit derivatives sold	$2	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2024, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	December 31, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$(83)	$(45)
Collateral posted	80	42

As of December 31, 2024, and December 31, 2023, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At December 31, 2024 and December 31, 2023, only KeyBank held derivative contacts with credit risk contingent features.
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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, Dollars in millions	2024	2023
Balance at beginning of period	$638	$653
Servicing retained from loan sales	67	87
Purchases	28	21
Amortization	(124)	(123)
Temporary recoveries (impairments)	—	—
Balance at end of period	$609	$638
Fair value at end of period	$819	$911

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

dollars in millions		December 31, 2024			December 31, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.01%
	Residual cash flows discount rate	7.00%	10.61%	10.31%	7.42%	10.56%	10.17%
	Escrow earn rate	4.62%	4.70%	4.69%	5.67%	5.72%	5.67%
	Loan assumption rate	—%	2.50%	2.00%	—%	2.15%	1.97%

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

The amortization of commercial mortgage servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $382 million for the year ended December 31, 2024, $314 million for the year ended December 31, 2023, and $292 million for the year ended December 31, 2022. This fee income was partially offset by $124 million of amortization for the year ended December 31, 2024, $123 million for the year ended December 31, 2023, and $125 million for the year ended December 31, 2022. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

Dollars in millions	2024	2023
Balance at beginning of period	$108	$106
Servicing retained from loan sales	13	12
Purchases	—	—
Amortization	(11)	(9)
Temporary recoveries (impairments)	1	(1)
Balance at end of period	$111	$108
Fair value at end of period	$138	$132

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

		December 31, 2024			December 31, 2023
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Prepayment speed	5.42%	46.30%	7.69%	6.27%	44.47%	7.70%
	Discount rate	6.50%	8.75%	6.61%	6.50%	8.75%	6.59%
	Servicing cost	$70.00	$4,332	$75.99	$70.00	$3,582	$75.02

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

The amortization of residential mortgage servicing assets for December 31, 2024, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $40 million for the year ended December 31, 2024, $38 million for the year ended December 31, 2023, and $35 million for the year ended December 31, 2022. This fee income was offset by $11 million of amortization for the year ended December 31, 2024, $9 million for the year ended December 31, 2023, and $11 million for the year ended December 31, 2022. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.
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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

Dollars in millions	December 31, 2024	December 31, 2023
Operating lease cost	$118	$122
Finance lease cost:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	—	—
Variable lease cost	21	19
Total lease cost (a)	$140	$142

(a)Short-term lease cost was less than $1 million for both the twelve months ended December 31, 2024, and December 31, 2023

Cash flows related to leases are summarized as follows:

Dollars in millions	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133	$135
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations: (a)
Operating leases	$70	$65

(a)There were no right-of-use assets obtained in exchange for finance lease obligations for either the twelve months ended December 31, 2024 or December 31, 2023.

Additional balance sheet information related to leases is summarized as follows:

Dollars in millions	Balance sheet classification	December 31, 2024	December 31, 2023
Operating lease assets	Accrued income and other assets	$453	$479
Operating lease liabilities	Accrued expense and other liabilities	506	548
Finance leases:
Property and equipment, gross	Premises and equipment	$18	$18
Accumulated depreciation	Premises and equipment	(16)	(15)
Property and equipment, net		$2	$3
Finance lease liabilities	Long-term debt	3	5

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5.42	5.69
Finance leases	2.52	3.53
Weighted-average discount rate:
Operating leases	3.40%	3.09%
Finance leases	4.54%	4.54%

Maturities of lease liabilities are summarized as follows:

Dollars in millions	Operating Leases	Finance Leases	Total
2025	$128	$1	$129
2026	117	—	117
2027	100	—	100
2028	77	—	77
2029	55	—	55
Thereafter	80	3	83
Total lease payments	$557	$4	$561
Less imputed interest	51	1	52
Total	$506	$3	$509

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

Dollars in millions	December 31, 2024	December 31, 2023
Sales-type and direct financing leases
Interest income on lease receivable	$69	$78
Interest income related to accretion of unguaranteed residual asset	9	13
Interest income on deferred fees and costs	20	4
Total sales-type and direct financing lease income	98	95
Operating leases
Operating lease income related to lease payments	68	84
Other operating leasing gains and (losses)	8	8
Total operating lease income and other leasing gains	76	92
Total lease income	$174	$187

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

Dollars in millions	December 31, 2024	December 31, 2023
Lease receivables	$2,345	$2,896
Unearned income	(270)	(286)
Unguaranteed residual value	421	468
Deferred fees and costs	1	2
Net investment in sales-type and direct financing leases	$2,497	$3,080

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees at December 31, 2024, and December 31, 2023, was $238 million and $258 million, respectively.

At December 31, 2024, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

Dollars in millions	Sales-type and direct financing lease payments
2025	$667
2026	548
2027	374
2028	217
2029	160
Thereafter	376
Total lease payments	$2,342

At December 31, 2024, minimum future lease payments to be received for operating leases are as follows:

Dollars in millions	Operating lease payments
2025	$39
2026	30
2027	21
2028	12
2029	6
Thereafter	20
Total lease payments	$128

The carrying amount of operating lease assets at December 31, 2024 and December 31, 2023, was $224 million and $372 million, respectively.
11. Premises and Equipment
Premises and Equipment

Our premises and equipment consisted of the following:

		December 31,
Dollars in millions	Useful life (in years)	2024	2023
Land	Indefinite	$111	$114
Buildings and improvements	15-40	644	665
Leasehold improvements	1-15	556	535
Furniture and equipment	2-15	787	812
Capitalized building leases	1-14 (a)	18	18
Construction in process	N/A	24	61
Total premises and equipment		2,140	2,205
Less: Accumulated depreciation and amortization		(1,526)	(1,544)
Premises and equipment, net		$614	$661

(a)Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $91 million, $89 million, and $96 million, respectively. This includes amortization of assets under capital leases.

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

Key had capitalized software assets, including internally-developed and purchased software and costs associated with certain cloud computing arrangements of $597 million and $520 million and related accumulated amortization of $308 million and $225 million as of December 31, 2024, and December 31, 2023, respectively. This includes in-process software that has not started amortizing. Amortization expense related to internal-use software for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was $84 million, $78 million, and $77 million, respectively.
12. Goodwill and Other Intangible Assets
Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The reporting units at which goodwill is tested for impairment are the Consumer Bank, Commercial Bank and Institutional Bank reporting units. The Commercial Bank and Institutional Bank reporting units are aggregated within Key’s overall Commercial Bank reporting segment. As of December 31, 2024, the Commercial Bank and Institutional Bank reporting units were allocated goodwill of $218 million and $715 million, respectively. As of December 31, 2023, the Commercial Bank and Institutional Bank reporting units were allocated goodwill of $800 million and $133 million, respectively. The reallocation of goodwill between the Commercial Bank and Institutional Bank reporting units was a result of the realignment of Key’s business described below. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets.”

During the first quarter, Key realigned its real estate capital business from its Commercial Bank reporting unit to its Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This reorganization was identified as a triggering event for purposes of goodwill impairment testing. As a result, interim goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. The results of the interim impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer Bank, Commercial Bank, and Institutional Bank, exceeded their respective carrying values by more than 10%. We utilized a combination of market and income approaches to calculate the estimated fair values of our reporting units. We determined in our interim quantitative test that the estimated fair value of the Consumer Bank reporting unit was 18% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 25% greater than its carrying amount, and the estimated fair value of the Institutional Bank reporting unit was 34% greater than its carrying amount. The carrying amounts of the reporting units represent the average equity based on blended capital for goodwill impairment testing and management reporting purposes. Based on the results of the interim quantitative test, there was no goodwill impairment.

For our annual test, we conducted a qualitative test as of October 1, 2024. This test involved reviewing updated internal forecasts, evaluating market data, assessing reasonableness of critical assumptions used in the last quantitative goodwill impairment test as of February 29, 2024 and considering recent transactions and events that could impact the goodwill at each reporting unit. Key concluded it was not more likely than not that goodwill was impaired as of October 1, 2024, our annual testing date.

Additionally, we monitored events and circumstances during the period from October 1, 2024 through December 31, 2024, including an evaluation of macroeconomic and market factors, industry and banking sector events, Key specific performance indicators and updated management forecasts. Based on these considerations, we concluded that it was not more-likely-than-not that the fair value of one or more of the reporting units is below its respective carrying value as of December 31, 2024.

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT DECEMBER 31, 2022	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2023	1,819	933	2,752
BALANCE AT DECEMBER 31, 2024	$1,819	$933	$2,752

As of December 31, 2024, we expect goodwill in the amount of $293 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2024, December 31, 2023, and December 31, 2022.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2024		2023
December 31, Dollars in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$356	$342	$356	$326
PCCR intangibles	16	16	16	15
Other intangible assets	154	141	80	56
Total	$526	$499	$452	$397

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
Dollars in millions	2025	2026	2027	2028	2029
Intangible asset amortization expense	$19	$7	$1	$—	$—
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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $2.5 billion and $2.3 billion of investments in LIHTC operating partnerships at December 31, 2024, and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2024, and December 31, 2023, we had liabilities of $1.4 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2024, and December 31, 2023. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2024
LIHTC investments	$9,901	$4,468	$2,996
December 31, 2023
LIHTC investments	$8,904	$3,848	$2,768

We had $29 million and $25 million in NMTC investments at December 31, 2024 and December 31, 2023, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the twelve months ended December 31, 2024, we recognized $234 million of amortization, $223 million of tax credits and $56 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the twelve months ended December 31, 2023, we recognized $217 million of amortization, $204 million of tax credits and $52 million of other tax benefits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $14 million and $17 million at December 31, 2024, and December 31, 2023, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2024.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2024
Indirect investments	$2,352	$3	$15
December 31, 2023
Indirect investments	$2,741	$91	$18

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no liabilities at December 31, 2024, and December 31, 2023, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at December 31, 2024, and December 31, 2023. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. These liabilities are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. Of the total balance as of December 31, 2024, $303 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
December 31, 2024
Other unconsolidated VIEs	$733	$1
December 31, 2023
Other unconsolidated VIEs	$1,149	$1
14. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, Dollars in millions	2024	2023	2022
Currently payable:
Federal	$211	$257	$368
State	(3)	48	80
Total currently payable	$208	$305	$448
Deferred:
Federal	$(307)	$(84)	$(14)
State	(44)	(25)	(12)
Total deferred	(351)	(109)	(26)
Total income tax (benefit) expense (a)	$(143)	$196	$422

(a)There was income tax (benefit) expense on securities transactions of $(445) million in 2024, $(3) million in 2023, and $2 million in 2022. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $32 million in 2024, $34 million in 2023, and $33 million in 2022.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” on our Consolidated Balance Sheets, are as follows:

December 31, Dollars in millions	2024	2023
Allowance for loan and lease losses	$411	$422
Employee benefits	209	166
Net unrealized securities losses	1,045	1,612
Federal net operating losses and credits	303	3
Non-tax accruals	109	142
Operating lease liabilities(a)	127	136
State net operating losses and credits	20	1
Partnership investments	79	78
Other	149	148
Gross deferred tax assets	2,452	2,708
Less: Valuation Allowance	15	12
Total deferred tax assets	$2,437	$2,696

Leasing transactions	$378	$446
State taxes	76	77
Operating lease right-of-use assets (a)	114	119
Goodwill	178	157
Other	68	82
Total deferred tax liabilities	814	881
Net deferred tax assets (liabilities) (b)	$1,623	$1,815

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

At December 31, 2024, we had net capital loss carryforwards of $15 million for which we have recorded $15 million of valuation allowances. The capital loss carryforwards if not utilized, will expire beginning in 2025. Realization of this tax benefit is dependent upon Key's ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforward. Currently, generation of sufficient gain income is uncertain.

At December 31, 2024, we had federal net operating loss carryforwards of $420 million and federal credit carryforwards of $215 million. Federal net operating loss carryforwards of $7 million are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and if not utilized, will expire in the years beginning 2027. The remaining $413 million of net operating losses generated in 2024 do not expire. The federal credit carryforward consists of general business credits generated in 2012 of $1 million and 2024 of $214 million, which expire in 2027 and 2039, respectively, under the Internal Revenue Code. We currently expect to fully utilize these losses and credits.

We had state net operating loss carryforwards of $271 million, resulting in a net state deferred tax asset of $11 million and state credit carryforwards of $9 million. We currently expect to fully utilize these losses and credits.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, Dollars in millions	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% statutory federal tax rate	$(64)	21.0%	$244	21.0%	$490	21.0%
Amortization of tax-advantaged investments	185	(60.6)	171	14.8	149	6.4
Tax-exempt interest income	(27)	8.7	(35)	(3.1)	(28)	(1.2)
Corporate-owned life insurance income	(29)	9.5	(28)	(2.4)	(28)	(1.2)
State income tax, net of federal tax benefit	(20)	6.6	18	1.6	53	2.3
State income tax rate change, net of federal benefit	(17)	5.5	—	—	—	—
Tax credits	(211)	69.1	(196)	(16.9)	(204)	(8.8)
FDIC Insurance	25	(8.3)	22	1.9	12.5
Other	15	(4.9)	—	—	(22)	(.9)
Total income tax expense (benefit)	$(143)	46.6%	$196	16.9%	$422	18.1%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, Dollars in millions	2024	2023
Balance at beginning of year	$45	$40
Increase for other tax positions of prior years	—	5
Decrease for payments and settlements	(3)	—
Decrease related to tax positions taken in prior years	(3)	—
Balance at end of year	$39	$45

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $39 million at December 31, 2024, and $45 million at December 31, 2023. It is reasonably possible that the balance of unrecognized tax benefits could decrease in the next twelve months due to examinations by various tax authorities or the expiration of statutes of limitations.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of less than $1 million, $4 million, and $1.5 million in 2024, 2023, and 2022, respectively. We did not recover any state tax penalties in 2024, 2023, or 2022. At December 31, 2024, we had $1 million accrued interest payable, compared to $0.6 million at December 31, 2023.

There were no unrecognized tax benefits presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, at December 31, 2024 and December 31, 2023, respectively.
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
We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2016, and 2020 and forward. Currently, we are under IRS audit for tax year 2016. We are not subject to income tax examinations by other tax authorities for years prior to 2016.
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
15. Discontinued Operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2024, and December 31, 2023, approximately $257 million and $339 million, respectively, of education loans are included in discontinued assets on our Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

16. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2024, and December 31, 2023:

	December 31, 2024				December 31, 2023
Dollars in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$2	$(2)	$—	$—	$7	$(7)	$—	$—
Securities borrowed	—	—	—	—	—	—	—	—
Total	$2	$(2)	$—	$—	$7	$(7)	$—	$—

Offsetting of financial liabilities:
Repurchase agreements (c)	$14	$(2)	$(12)	$—	$38	$(7)	$(31)	$—
Total	$14	$(2)	$(12)	$—	$38	$(7)	$(31)	$—

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
(c)Repurchase agreements are primarily collateralized by mortgaged-backed agency securities and are contracted on an overnight or continuous basis.

As of December 31, 2024, assets pledged as collateral against repurchase agreements totaled $14 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on the Consolidated Balance Sheets. At December 31, 2024, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $12 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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
17. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $104 million for 2024, $121 million for 2023, and $120 million for 2022. The total income tax benefit recognized in the income statement for these plans was $25 million for 2024, $29 million for 2023, and $29 million for 2022.
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
At December 31, 2024, we had 29,269,060 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s

Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2024, 2023, and 2022 are shown in the following table.

Year ended December 31,	2024	2023	2022
Average option life	7.0 years	6.7 years	6.5 years
Future dividend yield	5.75%	4.28%	3.01%
Historical share price volatility	.422	.347	.341
Weighted-average risk-free interest rate	4.2%	3.9%	2.0%

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	4,859,453	$18.28	4.8	$4
Granted	611,508	15.48
Exercised	(819,268)	13.54
Lapsed or canceled	(272,920)	19.08
Outstanding at December 31, 2024	4,378,773	$18.73	4.6	$5

Expected to vest	1,212,875	19.74	7.9	1
Exercisable at December 31, 2024	3,120,163	$18.35	3.3	$4
(a)The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $3.43 for options granted during 2024, $4.23 for options granted during 2023, and $5.78 for options granted during 2022. Stock option exercises numbered 819,268 in 2024, 134,484 in 2023, and 484,521 in 2022. The aggregate intrinsic value of exercised options was $3 million for 2024, $1 million for 2023, and $5 million for 2022. As of December 31, 2024, unrecognized compensation cost related to nonvested options under the plans totaled $1 million. We expect to recognize this cost over a weighted-average period of 2.1 years.
Cash received from options exercised was $10 million, $1 million, and $6 million in 2024, 2023, and 2022, respectively. The actual tax benefit realized for the tax deductions from options exercised was less than $1 million in 2024 and less than $1 million in 2023.
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
During 2024, 30,323 performance units vested that were payable in stock and 1,556,149 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2024 totaled $1 million and $22 million, respectively. During 2023, 28,008 performance units vested that were payable in stock and 1,778,941 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2023 totaled $1 million and $32 million, respectively.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2024.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	12,856,041	$20.97	30,323	$19.07	5,583,290	$14.67
Granted	8,098,908	14.07	1,440,087	—	1,636,720	19.52
Vested	(5,175,689)	20.68	(30,323)	19.07	(1,556,149)	14.24
Forfeited	(783,759)	18.47	—	—	(242,920)	15.78
Outstanding at December 31, 2024	14,995,501	$17.66	1,440,087	$—	5,420,941	$19.70

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
The weighted-average grant-date fair value of awards granted under the Program was $13.06 during 2024, $17.81 during 2023, and $23.39 during 2022. As of December 31, 2024, unrecognized compensation cost related to nonvested shares under the Program totaled $92 million. We expect to recognize this cost over a weighted-average period of 2.4 years. The total fair value of shares vested was $130 million in 2024, $133 million in 2023, and $144 million in 2022.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2024.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	2,602,867	$17.71
Granted	632,950	15.69
Vested	(910,606)	19.79
Forfeited	(28,948)	24.74
Outstanding at December 31, 2024	2,296,263	$16.28

The weighted-average grant-date fair value of awards granted was $15.69 during 2024, $12.93 during 2023, and $20.11 during 2022. As of December 31, 2024, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $10 million. We expect to recognize this cost over a weighted-average period of 2.8 years. The total fair value of shares vested was $18 million in 2024, $20 million in 2023, and $21 million in 2022.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 459,778 Common Shares at a weighted-average cost to employees of $13.96 during 2024, 720,280 Common Shares at a weighted-average cost to employees of $10.62 during 2023, and 422,844 Common Shares at a weighted-average cost to employees of $17.46 during 2022.

Information pertaining to our method of accounting for stock-based compensation is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock-Based Compensation.”
18. Employee Benefits
Pension Plans and Other Postretirement Benefit Plans
Key maintains a qualified cash balance pension plan and other nonqualified defined benefit plans. These plans are frozen and closed to new employees. We continue to credit participants’ existing account balances for interest until they receive their plan benefits. Plans provide benefits based upon length of service and compensation levels.
We also sponsor a retiree healthcare plan in which all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. Key may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan.
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
During 2024, Key did not recognize a settlement loss. In 2023, and 2022, we recognized a settlement loss for lump sum payments made under certain pension plans. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss reflected in the following table.
Net pension cost is recorded within “other expense.” The components of net pension cost and the amount recognized in OCI for all funded and unfunded pension plans and postretirement benefit plan are as follows:

Year ended December 31, Dollars in millions	Pension Plans			Postretirement Benefit Plan
	2024	2023	2022	2024	2023	2022
Interest cost on PBO	$41	$45	$27	$2	$2	$2
Expected return on plan assets	(39)	(42)	(27)	(2)	(2)	(2)
Amortization of losses (gains)	9	9	15	(1)	(1)	(1)
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Settlement loss	—	18	12	—	—	—
Net pension cost	$11	$30	$27	$(2)	$(2)	$(2)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$26	$26	$31	$1	$1	$1
Amortization of (gains)	6	(27)	(27)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Total recognized in comprehensive income	$32	$(1)	$4	$2	$2	$2

Total recognized in net pension cost and comprehensive income	$43	$29	$31	$—	$—	$—

The information related to our pension plans and postretirement benefit plan presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2024, and December 31, 2023.

The following table summarizes changes in the PBO and changes in the FVA related to our pension plans and post retirement benefit plan. Actuarial gains in 2024 associated with the pension plans were primarily driven by an increase in discount rates. Actuarial losses in 2024 associated with the postretirement benefit plan are a result of asset performance.

Year ended December 31, Dollars in millions	Pension Plans		Postretirement Benefit Plan
	2024	2023	2024	2023
PBO at beginning of year	$923	$965	$40	$40
Interest cost	41	45	2	2
Actuarial losses (gains)	(34)	10	6	6
Plan participants’ contributions	—	—	1	1
Benefit payments	(84)	(97)	(8)	(9)
PBO at end of year	$846	$923	$41	$40

FVA at beginning of year	$827	$886	$40	$40
Actual return on plan assets	49	$25	8	$8
Employer contributions	13	$13	—	$—
Plan participants’ contributions	—	$—	1	$1
Benefit payments	(84)	$(97)	(8)	$(9)
FVA at end of year	$805	$827	$41	$40

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2024, and December 31, 2023, as well as the amount of pre-tax AOCI not yet recognized as net pension cost for the pension plans and postretirement benefit plan. The postretirement benefit plan’s PBO equaled its FVA at both December 31, 2024, and December 31, 2023. Therefore, no asset or liability was recognized on our Consolidated Balance Sheets with respect to that plan.

December 31, Dollars in millions	Pension Plans		Postretirement Benefit Plan
	2024	2023	2024	2023
Funded status (a)	$(40)	$(95)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$80	$34
Current liabilities	(13)	(14)
Noncurrent liabilities	(107)	(115)
Net prepaid pension cost recognized (b)	$(40)	$(95)

Net unrecognized losses (gains)	$415	$384	$(8)	$(9)
Net unrecognized prior service credit	—	—	(9)	(11)
Total unrecognized AOCI	$415	$384	$(17)	$(20)

(a)The shortage of the FVA under the PBO.
(b)Represents the accrued benefit liability of the pension plans.
At December 31, 2024, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2025. We also do not expect to make any significant discretionary contributions during 2025. There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2025, if any, will be minimal.
At December 31, 2024, we expect to pay the benefits from all funded and unfunded pension plans and postretirement benefit plan as follows:

Dollars in millions	Pension Plans	Postretirement Benefit Plan
2025	$82	$5
2026	79	5
2027	78	4
2028	77	4
2029	74	4
2030-2034	339	17
The ABO for all of our pension plans was $845 million at December 31, 2024, and $922 million at December 31, 2023. As indicated in the table below, collectively our pension plans had an ABO in excess of plan assets as follows:

December 31,	2024		2023
Dollars in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$725	$121	$793	$128
ABO	725	121	793	128
Fair value of plan assets	805	—	827	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2024	2023
Pension Plans:
Discount rate	5.33%	4.68%
Weighted-average interest crediting rate	4.74%	4.09%
Postretirement Benefit Plan:
Discount rate	4.50%	4.50%
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2024	2023	2022
Pension Plans:
Discount rate	4.68%	4.85%	2.43%
Expected return on plan assets	4.50%	4.50%	2.75%
Postretirement Benefit Plan:
Discount rate	4.50%	4.50%	4.50%
Expected return on plan assets	4.50%	4.50%	4.50%
We estimate that we will recognize $7 million in net pension cost for 2025 related to our pension plans. We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2025 by approximately $2.1 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2025 by approximately $1 million.
We expect to recognize a $2 million credit in net postretirement benefit cost for 2025 related to our postretirement benefit plan. The realized net investment income for the postretirement healthcare plan VEBA trust is subject to federal income taxes, which are reflected in the weighted-average expected return on plan assets shown above. Assumed healthcare cost trend rates do not have a material impact on net postretirement benefit cost or obligations since the postretirement plan has cost-sharing provisions and benefit limitations
Pension Plan Assets
The expected return on plan assets for our qualified cash balance pension plan is determined by considering a number of factors, the most significant of which are:

•Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible, and other securities, and forecasted returns that are modeled under various economic scenarios.

•Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets for estimating the year-end pension benefit obligation of our qualified cash balance pension plan was 5.25% for 2024, 4.5% for 2023 and 4.5% for 2022. We deemed a rate of 4.50% to be appropriate in estimating 2024 pension cost.
The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2024.

Target Allocation
Asset Class	2024
Global equity	16%
Fixed income	84
Total	100%

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
The following tables show the fair values of our pension plan assets by asset class at December 31, 2024, and December 31, 2023.

December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Fixed income — U.S.	$—	$324	$—	$324
Collective investment funds (measured at NAV) (a)	—	—	—	459
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	22
Total net assets at fair value	$—	$324	$—	$805

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
Postretirement Benefit Plan Assets
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

Target Allocation
Asset Class	2024
U.S. equity securities	64%
International equity securities	16
Fixed income securities	20
Total	100%

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
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2024, and December 31, 2023.

December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$26	$—	$—	$26
Equity — International	6	—	—	6
Fixed income — U.S.	8	—	—	8
Other assets (measured at NAV)(a)	—	—	—	1
Total net assets at fair value	$40	$—	$—	$41

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

Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 7% being eligible for matching contributions in 2024. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. We did not accrue profit sharing contributions for 2024, 2023 or 2022. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $145 million in 2024, $99 million in 2023, and $82 million in 2022.
19. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
Dollars in millions	2024	2023	2022
FEDERAL FUNDS PURCHASED
Balance at year end	$—	$—	$4,006
Average during the year	67	1,098	1,490
Maximum month-end balance	—	3,020	5,872
Weighted-average rate during the year	5.29%	4.83%	2.04%
Weighted-average rate at December 31	—	—	4.18
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$14	$38	$71
Average during the year	36	549	617
Maximum month-end balance	44	1,954	1,090
Weighted-average rate during the year	2.61%	4.77%	1.66%
Weighted-average rate at December 31	3.15	1.63	3.74
OTHER SHORT-TERM BORROWINGS
Balance at year end	$2,130	$3,053	$5,386
Average during the year	2,984	5,890	2,963
Maximum month-end balance	6,794	1,061	11,372
Weighted-average rate during the year	5.49%	5.24%	1.82%
Weighted-average rate at December 31	4.95	5.58	.50
As described below and in Note 20 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which can reduce our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $17.4 billion at December 31, 2024, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2024, our unused secured borrowing capacity was $36.7 billion at the Federal Reserve Bank of Cleveland and $18.9 billion at the FHLB.

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

December 31,
Dollars in millions	2024	2023
Senior medium-term notes due through 2035 (a)	$4,251	$3,870
2.075% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	89	91
7.75% Subordinated notes due 2029 (b)	114	117
Other variable rate notes due 2025	599	—
Other subordinated notes (b)(c)	79	77
Total parent company	5,294	4,317
Senior medium-term notes due through 2039 (d)	4,308	5,519
4.39% Senior remarketable notes due 2027 (e)	232	214
3.40% Subordinated notes due 2026 (f)	580	569
6.95% Subordinated notes due 2028 (f)	285	286
3.90% Subordinated notes due 2029 (f)	329	333
4.90% Subordinated notes due 2032 (f)	675	695
Secured borrowings due through 2032 (g)	88	11
Federal Home Loan Bank advances due through 2041 (h)	79	7,586
Investment Fund Financing due through 2055 (i)	24	24
Revolving loans due through 2027	211	—
Total subsidiaries	6,811	15,237
Total long-term debt	$12,105	$19,554

(a)Senior medium-term notes had a weighted-average interest rate of 1.57% at December 31, 2024, and 2.31% at December 31, 2023. These notes had fixed interest rates at December 31, 2024, and December 31, 2023. Certain of these notes may be redeemed prior to their maturity dates.
(b)See Note 21 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.
(c)The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 6.22% at December 31, 2024, and 7.14% at December 31, 2023. These notes may be redeemed prior to their maturity dates.
(d)Senior medium-term notes had weighted-average interest rates of 4.64% at December 31, 2024, and 4.88% at December 31, 2023. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.
(e)The remarketable senior medium-term notes had a weighted-average interest rate of 4.39% at both December 31, 2024 and December 31, 2023. These notes had fixed interest rates at December 31, 2024, and December 31, 2023. These notes may not be redeemed prior to their maturity dates.
(f)These notes are all obligations of KeyBank. Only medium term notes due 2027 may be redeemed prior to maturity date.
(g)This includes $3 million of Capital Lease financing debt with maturity dates ranging from October 1, 2025 to October 1, 2032. This category of debt consists primarily of non-recourse debt collateralized by leased equipment under operating, direct financing and sales-type leases. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”). This also includes $3 million of capital leases acquired in the First Niagara merger with a maturity range from March 2022 through October 2032.
(h)Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 3.12% at December 31, 2024, and 5.76% at December 31, 2023. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $79 million at December 31, 2024, and $7.6 billion at December 31, 2023.
(i)Investment Fund Financing with maturity dates of September 1, 2048 and April 29, 2055, respectively.
At December 31, 2024, scheduled principal payments on long-term debt were as follows:

Dollars in millions	Parent	Subsidiaries	Total
2025	$1,094	$1,928	$3,022
2026	—	1,215	1,215
2027	738	1,303	2,041
2028	882	296	1,178
2029	842	340	1,182
All subsequent years	1,738	1,729	3,467

As described below, KeyBank and KeyCorp have a number of programs that support our long-term financing needs.

Global bank note program. On December 13, 2024, KeyBank updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes will be denominated in U.S. dollars. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on our Consolidated Balance Sheets.
On January 26, 2023, KeyBank issued the following notes under the bank note program: $1.0 billion of Fixed Rate Senior Bank Notes due January 26, 2033, and $500 million of Fixed Rate Senior Bank Notes due January 26, 2026.
There were no bank note issuances during the year ended December 31, 2024.
As of December 31, 2024, $20.0 billion remained available for issuance under the Bank Note Program.

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
On February 28, 2024, KeyCorp issued notes under the MTN program consisting of $1.0 billion of Fixed-to-Floating Senior Notes due March 6, 2035.
At December 31, 2024, KeyCorp had authorized and available for issuance up to $14 billion of additional debt securities under the Medium-Term Note Program.
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
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.
The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (a)(b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2024
KeyCorp Capital I	$156	$6	$162	5.595%	2028
KeyCorp Capital II	85	4	89	6.875	2029
KeyCorp Capital III	110	4	114	7.750	2029
HNC Statutory Trust III	21	1	22	6.182	2035
HNC Statutory Trust IV	21	1	22	5.930	2037
Willow Grove Statutory Trust I	18	1	19	6.131	2036
Westbank Capital Trust II	8	—	8	6.806	2034
Westbank Capital Trust III	8	—	8	6.806	2034
Total	$427	$17	$444	6.519%	—
December 31, 2023	$431	$17	$448	6.981%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. The principal amount of certain debentures include debt issuance costs and basis adjustments related to fair value hedges totaling $14 million at December 31, 2024, and $15 million at December 31, 2023. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our Consolidated Balance Sheets. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2024, and December 31, 2023, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our Consolidated Balance Sheets in “other liabilities.” Additional information on LIHTC commitments is provided in Note 13 (“Variable Interest Entities”).
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

December 31, Dollars in millions	2024	2023
Loan commitments:
Commercial and other	$57,010	$55,603
Commercial real estate and construction	2,855	3,440
Home equity	8,360	8,984
Credit cards	6,784	7,058
Total loan commitments	75,009	75,085
Commercial letters of credit	63	65
Purchase card commitments	1,048	995
Principal investing commitments	1	1
Tax credit investment commitments	1,362	1,361
Total loan and other commitments	$77,483	$77,507

Legal Proceedings

Litigation. From time to time, in the ordinary course of business, we and our subsidiaries are subject to various litigation, investigations, and administrative proceedings. Private, civil litigation may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members, as well as arbitrations and mass arbitrations. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These matters may involve claims for substantial monetary relief. At times, these matters may present novel claims or legal theories. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We continually monitor and reassess the potential materiality of these litigation matters. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2024. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2024	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,441	$75
Recourse agreement with FNMA	7,770	60
Residential mortgage reserve	3,396	9
Written put options (a)	2,117	79
Total	$17,724	$223

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2024, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2024, our standby letters of credit had a remaining weighted-average life of 1.4 years, with remaining actual lives ranging from less than 1 year to 9.9 years.

Recourse agreement with FNMA. At December 31, 2024, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.3 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 32% of the principal balance of loans outstanding at December 31, 2024. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $60 million that we believe approximates the fair value of our liability for the guarantee as described in Note 5 (“Asset Quality”).
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
At December 31, 2024, the unpaid principal balance outstanding of loans sold by us was $11.3 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2024.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on our Consolidated Balance Sheets, was $9 million at December 31, 2024.

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2024, our written put options had an average life of 1.3 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
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
23. Accumulated Other Comprehensive Income

The following table summarizes our changes in AOCI:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	702	(364)	(18)	320
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	3	725	18	746
Net current-period other comprehensive income, net of income taxes	705	361	—	1,066
Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	38	(230)	(30)	(222)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1,418	559	4	1,981
Net current-period other comprehensive income, net of income taxes	1,456	329	(26)	1,759
Balance at December 31, 2024	$(2,734)	$(434)	$(302)	$(3,470)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI, are as follows:

	Twelve Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2024	2023
Unrealized gains (losses) on available for sale securities
Realized losses	$(1,863)	$(4)	Other income
	(1,863)	(4)	Income (loss) from continuing operations before income taxes
	(445)	(1)	Income taxes
	$(1,418)	$(3)	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(733)	$(956)	Interest income — Loans
Interest rate	(2)	(2)	Interest expense — Long-term debt
Interest rate	—	5	Investment banking and debt placement fees
	(735)	(953)	Income (loss) from continuing operations before income taxes
	(176)	(228)	Income taxes
	$(559)	$(725)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(8)	Other expense
Settlement loss	—	(18)	Other expense
Amortization of prior service credit	1	1	Other expense
	(7)	(25)	Income (loss) from continuing operations before income taxes
	(3)	(7)	Income taxes
	$(4)	$(18)	Income (loss) from continuing operations

24. Shareholders' Equity
Comprehensive Capital Plan

During 2024, Key did not complete any open market share repurchases. We repurchased $28 million of shares related to equity compensation programs.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per common share for each of the four quarters in 2024. These quarterly dividend payments brought our annual dividend to $.82 per common share for 2024.

Scotiabank Investment
On August 12, 2024, we entered into an Investment Agreement with Scotiabank pursuant to which Scotiabank agreed to make a strategic minority investment in KeyCorp of approximately $2.8 billion, representing approximately 14.9% pro forma common stock ownership of KeyCorp, for a fixed price of $17.17 per share. On August 30, 2024, Scotiabank completed the initial purchase of 47,829,359 of KeyCorp’s Common Shares with an investment of approximately $821 million in gross proceeds. With this investment, Scotiabank owned approximately 4.9% of KeyCorp’s Common Shares. In connection with the completion of the initial purchase of the Scotiabank investment, we incurred $10 million in issuance costs, which are classified in shareholders’ equity and recorded against the gross proceeds received.

On December 13, 2024, we announced that all necessary bank regulatory approvals had been received for completion of Scotiabank’s strategic minority investment in KeyCorp. On December 27, 2024, Scotiabank completed the final purchase of 115,042,316 of the KeyCorp’s Common Shares, contemplated under the Investment Agreement with an investment of approximately $2.0 billion. Following the Second Closing, Scotiabank owns approximately 14.9% of our Common Shares. In connection with the completion of the Second Closing of the Scotiabank investment, we incurred $16 million in issuance costs, which are classified in shareholders’ equity and recorded against the gross proceeds received.

Preferred Stock

The following table summarizes our preferred stock at December 31, 2024:

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2024 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2024, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2024, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2024, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change. Additionally, KeyCorp
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
At December 31, 2024, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		Regulatory Minimum	Regulatory Minimum with Stress Capital Buffer	Well Capitalized
Dollars in millions	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total risk-based capital
Key	$22,336	16.15%	8.00%	11.10%	N/A
KeyBank (consolidated)	20,518	15.12	8.00	11.10	10.00%
Common equity Tier 1 risk-based capital
Key	$16,489	11.92%	4.50%	7.60%	N/A
KeyBank (consolidated)	17,560	12.94	4.50	7.60	6.50%
Tier 1 risk-based capital
Key	$18,934	13.69%	6.00%	9.10%	N/A
KeyBank (consolidated)	17,560	12.94	6.00	9.10	8.00%
Leverage
Key	$18,934	10.03%	4.00%	4.00%	N/A
KeyBank (consolidated)	17,560	9.42	4.00	4.00	5.00%
December 31, 2023
Total risk-based capital
Key	$21,028	14.15%	8.00%	10.50%	N/A
KeyBank (consolidated)	20,726	14.16	8.00	10.50	10.00%
Common equity Tier 1 risk-based capital
Key	$14,894	10.02%	4.50%	7.00%	N/A
KeyBank (consolidated)	17,487	12.15	4.50	7.00	6.50
Tier 1 risk-based capital
Key	$17,340	11.67%	6.00%	8.50%	N/A
KeyBank (consolidated)	17,487	11.94	6.00	8.50	8.00%
Leverage
Key	$17,340	9.03%	4.00%	4.00%	N/A
KeyBank (consolidated)	17,487	9.22	4.00	4.00	5.00%

25. Business Segment Reporting

The following is a description of the segments and their primary businesses at December 31, 2024.

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

Commercial Bank

The Commercial Bank is an aggregation of our Institutional and Commercial operating segments. The Commercial operating segment is a full-service corporate bank focused principally on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15-state branch footprint. The Institutional operating segment operates nationally in providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. It is also a significant, national, commercial real estate lender and third-party master and special servicer of commercial mortgage loans. The operating segment also includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, fixed income and equity sales and trading, derivatives, foreign exchange, mergers & acquisition and other advisory, and public finance.

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

The table on the following page shows selected financial data for our reportable business segments for the years ended December 31, 2024, 2023, and 2022. The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies. The information from our internal financial reporting system is utilized by Key’s Chief Operating Decision Maker (“CODM”) in assessing performance of the business segments. Key’s CODM is composed of its Chief Executive Officer and Chief Financial Officer.

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•Net income (loss) is the primary measure of segment profit or loss utilized by the CODM in determining segment performance and resource allocation. It is compared to both budgeted and comparative historical amounts. Drivers of any significant variations from budgeted and comparative historical amounts are assessed to determine specific areas of focus for the business as needed.
•Net interest income (TE) is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.
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

•Other direct noninterest expense represents other noninterest expenses such as business and professional fees, marketing, equipment, and other expenses that are incurred by each segment directly.
•Support and overhead consists of indirect expenses, such as computer servicing costs and corporate overhead, and is allocated based on assumptions regarding the extent that each line of business actually uses the services.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure. The table below reflects our adoption of ASU 2023-07 as described in Note 1 (“Summary of Significant Accounting Policies”).

Year ended December 31,	Consumer Bank			Commercial Bank
Dollars in millions	2024	2023	2022	2024	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,288	$2,221	$2,409	$1,805	$1,866	$1,863
Noninterest income	924	936	995	1,629	1,431	1,600
Total revenue (TE) (a)	3,212	3,157	3,404	3,434	3,297	3,463
Provision for credit losses	126	111	193	227	379	317
Personnel expense	850	833	851	729	697	706
Other direct noninterest expense	595	691	559	347	436	343
Support and overhead	1,268	1,256	1,321	758	673	684
Allocated income taxes (benefit) and TE adjustments	90	64	115	282	227	269
Income (loss) from continuing operations	283	202	365	1,091	885	1,144
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	$283	$202	$365	$1,091	$885	$1,144
AVERAGE BALANCES (b)
Loans and leases	$38,744	$41,777	$41,315	$68,498	$75,782	$69,549
Total assets (a)	41,613	44,593	44,414	77,782	85,542	80,068
Deposits	85,851	82,793	90,132	58,025	55,045	54,672
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$75	$72	$52	$—	$3	$4

Year ended December 31,	Other			Key
Dollars in millions	2024	2023	2022	2024	2023	2022
SUMMARY OF OPERATIONS
Net interest income (TE)	$(283)	$(144)	$282	$3,810	$3,943	$4,554
Noninterest income	(1,744)	103	123	809	2,470	2,718
Total revenue (TE) (a)	(2,027)	(41)	405	4,619	6,413	7,272
Provision for credit losses	(18)	(1)	(8)	335	489	502
Personnel expense	1,135	1,130	1,009	2,714	2,660	2,566
Other direct noninterest expense	889	947	942	1,831	2,074	1,844
Support and overhead	(2,026)	(1,929)	(2,005)	—	—	—
Allocated income taxes (benefit) and TE adjustments	(470)	(65)	65	(98)	226	449
Income (loss) from continuing operations	(1,537)	(123)	402	(163)	964	1,911
Income (loss) from discontinued operations, net of taxes	2	3	6	2	3	6
Net income (loss)	$(1,535)	$(120)	$408	$(161)	$967	$1,917
AVERAGE BALANCES (b)
Loans and leases	$482	$445	$438	$107,724	$118,004	$111,302
Total assets (a)	67,420	61,492	61,404	186,815	191,627	185,886
Deposits	2,279	6,221	2,058	146,155	144,059	146,862
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$115	$118	$198	$190	$193	$254
(a)Substantially all revenue generated by our reportable business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our reportable business segments, are located in the United States.
(b)From continuing operations.

26. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, Dollars in millions	2024	2023
ASSETS
Cash and due from banks	$5,149	$2,727
Short-term investments	26	17
Securities available for sale	—	—
Other investments	96	85
Loans to:
Banks	300	250
Nonbank subsidiaries	—	—
Total loans	300	250
Investment in subsidiaries:
Banks	16,770	14,789
Nonbank subsidiaries	888	901
Total investment in subsidiaries	17,658	15,690
Goodwill	167	167
Corporate-owned life insurance	188	197
Derivative assets	—	1
Accrued income and other assets	422	331
Total assets	$24,006	$19,465
LIABILITIES
Accrued expense and other liabilities	$536	$511
Long-term debt due to:
Subsidiaries	444	447
Unaffiliated companies (a)	4,850	3,870
Total long-term debt	5,294	4,317
Total liabilities	5,830	4,828
SHAREHOLDERS’ EQUITY (b)	18,176	14,637
Total liabilities and shareholders’ equity	$24,006	$19,465

(a)See Note 20 (“Long-Term Debt”) for information regarding contractual rates and maturity dates of debt that is held by the parent company.
(b)See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
Dollars in millions	2024	2023	2022
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$750	$675	$475
Nonbank subsidiaries	—	—	100
Interest income from subsidiaries	20	15	4
Other income	14	24	7
Total income	784	714	586
EXPENSE
Interest on long-term debt with subsidiary trusts	33	33	19
Interest on other borrowed funds	341	273	130
Personnel and other expense	77	111	101
Total expense	451	417	250
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	333	297	336
Income tax (expense) benefit	94	95	60
Income (loss) before equity in net income (loss) less dividends from subsidiaries	427	392	396
Equity in net income (loss) less dividends from subsidiaries	(588)	575	1,521
NET INCOME (LOSS)	$(161)	$967	$1,917

Total other comprehensive income (loss), net of tax (a)	1,759	1,066	(5,709)
Comprehensive income (loss)	$1,598	$2,033	$(3,792)

(a) See Key’s Consolidated Statements of Comprehensive Income.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
Dollars in millions	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$(161)	$967	$1,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	10	(6)	6
Stock-based compensation expense	10	9	117
Equity in net (income) loss less dividends from subsidiaries	588	(575)	(1,521)
Net (increase) decrease in accrued income and other assets	(91)	44	23
Net increase (decrease) in accrued expenses and other liabilities	25	3	(24)
Other operating activities, net	(706)	122	(480)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(325)	564	38
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(19)	(14)	(26)
Cash used in acquisitions	—	—	—
Advances to subsidiaries	(250)	—	—
Sale or repayments of advances to subsidiaries	200	16	(200)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(69)	2	(226)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,000	—	1,350
Payments on long-term debt	—	—	—
Repurchase of Treasury Shares	(28)	(73)	(44)
Net cash from the issuance (redemption) of Common Shares and preferred stock	—	—	590
Net proceeds from Scotiabank investment	2,771	—	—
Cash dividends paid	(927)	(912)	(855)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,816	(985)	1,041
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	2,422	(419)	853
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,727	3,146	2,293
CASH AND DUE FROM BANKS AT END OF YEAR	$5,149	$2,727	$3,146

KeyCorp paid interest on borrowed funds totaling $215 million in 2024, $171 million in 2023, and $137 million in 2022.

27. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business. Additional details of our revenue recognition policies and components of our noninterest income line items is provided within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Revenue Recognition.”

Year ended December 31,	2024
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$449	$69	$518
Investment banking and debt placement fees	—	521	521
Services charges on deposit accounts	135	126	261
Cards and payments income	178	153	331
Other noninterest income	12	—	12
Total revenue from contracts with customers	$774	$869	$1,643

Other noninterest income (a)			$910
Noninterest income from other segments (b)			(1,744)
Total noninterest income			$809

Year ended December 31,	2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$410	$68	$478
Investment banking and debt placement fees	—	344	344
Services charges on deposit accounts	158	111	269
Cards and payments income	187	145	332
Other noninterest income	12	—	12
Total revenue from contracts with customers	$767	$668	$1,435

Other noninterest income (a)			$932
Noninterest income from other segments (b)			103
Total noninterest income			$2,470

Year ended December 31,	2022
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$403	$69	$472
Investment banking and debt placement fees	—	430	430
Services charges on deposit accounts	211	139	350
Cards and payments income	177	154	331
Other noninterest income	11	—	11
Total revenue from contracts with customers	$802	$792	$1,594

Other noninterest income (a)			$1,001
Noninterest income from other segments (b)			123
Total noninterest income			$2,718

(a)Noninterest income considered earned outside the scope of contracts with customers.
(b)Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Corporate treasury includes realized gains and loss from transaction associated with Key’s investment securities portfolio. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 25 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2024, and December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
Reports Regarding Internal Controls
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 100, 101, and 102, respectively.
ITEM 9B. OTHER INFORMATION
Insider trading arrangements
No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended December 31, 2024, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, are set forth in Item 1. Business of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 15, 2025 (the “2025 Proxy Statement”), and these sections are incorporated herein by reference:

•“Proposal One: Election of Directors”
•“Corporate Governance Documents — Code of Business Conduct and Ethics”
•“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”
•“Insider Trading Policies and Procedures”
•“Additional Information — Other Proposals and Director Nominations for the 2026 Annual Meeting of Shareholders”

KeyCorp expects to file the 2025 Proxy Statement with the SEC on or about March 28, 2025.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2025 Proxy Statement and these sections are incorporated herein by reference:

•“Compensation Discussion and Analysis”
•“Compensation of Executive Officers and Directors”
•“Compensation and Organization Committee Report”
•“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2025 Proxy Statement and these sections are incorporated herein by reference:

•“The Board of Directors and Its Committees — Director Independence”
•“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2025 Proxy Statement, and is incorporated herein by reference.
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

3.3	Fourth Amended and Restated Regulations of KeyCorp, effective September 21, 2023.
4.1	Description of KeyCorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
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

4.16	Form of Depositary Receipt related to Series H Preferred Stock (included as part of Exhibit 4.15), filed as Exhibit 4.4 to Form 8-K on August 24, 2022.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Cash-settling Performance Shares Award Agreement (2022-2024), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2021.*
10.3	Form of Stock-settling Performance Shares Award Agreement (2023-2025), filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2022.*.
10.4	Form of Cash-settling Performance Shares Award Agreement (2024-2026), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2023. *
10.5	Form of Stock-settling Performance Shares Award Agreement (2025-2026), filed as Exhibit 10.1 to form 8-K on December 31,2024. *
10.6	Form of Cash-settling Performance Shares Award Agreement (2025-2027).
10.7	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*

10.8	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*
10.9	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2020.*.
10.10
Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.4 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*

10.11	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2020.*
10.12	Form of Restricted Stock Unit Award Agreement under KeyCorp Amended and Restated 2019 Equity Compensation Plan.
10.13	Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp Amended and Restated 2019 Equity Compensation Plan.
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

10.16	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.17	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.18	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.19	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.20	KeyCorp Amended and Restated 2019 Equity Compensation Plan, filed as Exhibit 99.1 to KeyCorp's Registration Statement on Form S-8 on May 11, 2023, File No. 333-271833.*
10.21	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.22	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.23	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.24	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.25	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2019.*
10.26	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective September 16, 2020), filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2020.*
10.27	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.28	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.29	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.30	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.31	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*
10.32	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.33	Amendment to the KeyCorp Second Excess Cash Balance Pension Plan (effective May 8, 2023), filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2023. *
10.34
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.35	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.36	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2022.*
10.37	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2022.*
10.38	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.39	Amended and Restated KeyCorp Second Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2022.*
10.40	Amended and Restated KeyCorp Second Deferred Savings Plan (effective May 8, 2023).
10.41	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.42	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.43	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.44	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.45	Investment Agreement, dated August 12, 2024, by and between KeyCorp and The Bank of Nova Scotia, filed as Exhibit 10.1 to Form 8-K on August 13, 2024. * # †
19	KeyCorp Insider Trading Policy
21	Subsidiaries of the Registrant.
22	Subsidiary Issuers of Guaranteed Securities.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	KeyCorp Compensation Recovery Policy, filed as Exhibit 97 to Form 10-K for the year ended December 31,2023.
101	The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (contained in Exhibit 101).

*Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. KeyCorp hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

† Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. The documents listed as Exhibits 10.1 through 10.44 constitute management contracts or compensatory plans or arrangements. In addition, certain confidential portions of the forms of award agreements listed within Exhibits 10.1 through Exhibit 10.44 may be omitted by means of marking such portions with the brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Clark H. Khayat
Clark H. Khayat
Chief Financial Officer (Principal Financial Officer)
February 21, 2025

/s/ Stacy L. Gilbert
Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)
February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Christopher M. Gorman	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director
Christopher M. Gorman

/s/ Clark H. Khayat	Chief Financial Officer (Principal Financial Officer)
Clark H. Khayat

/s/ Stacy L. Gilbert	Chief Accounting Officer (Principal Accounting Officer)
Stacy L. Gilbert

*Jacqueline Allard	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*Robin N. Hayes	Director
*Carlton L. Highsmith	Director
*Richard J. Hipple	Director
*Somesh Khanna	Director
*Devina A. Rankin	Director
*Barbara R. Snyder	Director
*Richard J. Tobin	Director
*Todd J. Vasos	Director
*David K. Wilson	Director

/s/ James L. Waters
* By James L. Waters, attorney-in-fact
February 21, 2025