Form 10-Q
period 2025-03-31
KEYCORP /NEW/
filed 2025-05-06
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,095,942,434 shares
Title of class	Outstanding at May 2, 2025

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2025, and March 31, 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2024 Form 10-K” refer to our Form 10-K for the year ended December 31, 2024, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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
•disruption of the U.S. and global financial system and markets, including ongoing volatility in the capital and bond markets and the impact of inflation, tariffs, and a potential global economic downturn or recession;
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2024 Form 10-K, in Part II, Item 1A. "Risk Factors" of this report, and in any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Executive Overview

Key reported $370 million in net income from continuing operations attributable to Key common shareholders or diluted earnings per share of $0.33 in the first quarter of 2025.

Our actions and results during the first quarter of 2025 support our long-term targets and corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 50 of our 2024 Form 10-K.

•Our relationship-based business model and our long-term strategic commitment to primacy, that is, serving as our client's primary bank, continues to serve us well, highlighted by a 4% year-over-year increase in client deposits and 2% net new relationship household growth.
•Our Assets Under Management stand at $61.1 billion, as new Key Private Client enrollments continued to provide additional assets to our platform for the first quarter of 2025.
•Our continuous focus on maintaining our risk discipline has and should continue to position us to perform well through all business cycles. Net charge-offs remain at the low-end of our long-term target range of 40 to 60 basis points and nonperforming loans are down 9% quarter-over-quarter.
•Investment banking and debt placement fees had a record first quarter driven by syndication and debt capital markets activity.
•During the first quarter we announced a $1 billion dollar share repurchase authorization from our Board of Directors, under which we currently expect to commence purchases in the second half of the year. The pace and magnitude of share buybacks will depend on a variety of factors, including general market conditions, the stock price, regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors.
•We ended the quarter with a Common Equity Tier 1 ratio of 11.8%(a), up approximately 150 basis points year over year, which positions us to continue to support existing and prospective clients.
(a) March 31, 2025 capital ratios are estimates

Business outlook

Consistent with the forward guidance we provided on April 17, 2025, we expect these current year results, that is full year 2025 vs. full year 2024:

Category	2024 Baseline	FY2025 (vs FY 2024)(a)
Average loans	$107.7 Billion	down 2% to 5%
Ending loans	$104.3 Billion	Flat vs YE 2024
PE Commercial Loans	$71.9 Billion	up 2% to 4%
Net interest income (TE)	$3,810 Million	up ~20%(b)
Adjusted noninterest income(c)	$2,645 Million	up 5%+
Adjusted noninterest expense(c)	$4,520 Million	up 3% to 5%
Net charge-offs to average loans	41 bps	40 to 45 basis points (FY2025)
Effective tax rate		~21% to 22% (FY2025)
Tax-equivalent Effective Rate(d)		~23% to 24% (FY2025)
(a) Ranges are shown on an operating basis.
(b) Additional Guidance: Net interest income (TE): 10%+ 4Q25 vs. 4Q24.
(c) Refer to the GAAP to Non-GAAP Reconciliation within Management's Discussion and Analysis of this Form 10-Q for the reconciliation of these non-GAAP measures.
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

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2024 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “V. Compliance Risk” in Item 1A. Risk Factors as well as the disclosure included in Part II, Item 1A. "Risk Factors" of this report.

Regulatory capital requirements

KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the Basel III international capital framework (“Basel III”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework (“Regulatory Capital Rules”) are discussed in more detail in Item 1. Business of our 2024 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At March 31, 2025, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp March 31, 2025 (c)
Common Equity Tier 1	4.50%	3.10%	7.60%	11.78%
Tier 1 Capital	6.00	3.10	9.10	13.52
Total Capital	8.00	3.10	11.10	15.96
Leverage (a)	4.00	N/A	4.00	10.15
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplementary leverage ratio requirement. However, KeyCorp will be subject to the supplementary leverage ratio if proposed revisions to the Regulatory Capital Rules discussed below are adopted.
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
(c)March 31, 2025 capital ratios are estimates

Revised prompt corrective action framework

The federal Prompt Corrective Action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the United States, the Regulatory Capital Rules also revised the PCA capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank. The revised PCA framework table in Figure 2 identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the PCA Framework.

Figure 2. "Well Capitalized" and "Adequately Capitalized" Capital Category Ratios under Revised Prompt Corrective Action Framework

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized (a)	Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.50%	4.50%
Tier 1 Risk-Based	8.00	6.00
Total Risk-Based	10.00	8.00
Tier 1 Leverage (b)	5.00	4.00
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

As of March 31, 2025, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of

KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

See Item 1. Business of our 2024 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other developments concerning capital planning and stress testing requirements.

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

The FDIC has indicated that the loss estimates to be recovered by the special assessment will be periodically adjusted as the FDIC (as receiver of the failed banks) sells assets, satisfies liabilities, and incurs receivership expenses. The FDIC said that it will provide any updates regarding the amount and collection period for the special assessment when it sends the quarterly deposit insurance assessment invoices to the IDIs subject to the special assessment. In the first quarter of 2024, the FDIC announced an increase in its estimate of losses from protecting the uninsured depositors of SVB and Signature and, therefore, increased the amount that it would collect through the special assessment. For more information regarding the impacts of the special assessment, see Part II, Item 2. Management’s Discussion & Analysis of Financial Condition & Result of Operations under the heading “Results of Operations” in this report.

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

See Item 1. Business of our 2024 Form 10-K under the heading “Supervision and Regulation – FDIA, Resolution Authority and Financial Stability - Deposit insurance and assessments” for a discussion of other developments concerning deposit insurance and assessments.

Community Reinvestment Act

On October 24, 2023, the federal banking agencies adopted a final rule to substantially revise their regulations implementing the Community Reinvestment Act (“CRA”). Various trade associations filed a lawsuit in the United States District Court for the Northern District of Texas seeking to invalidate the CRA final rule. On March 29, 2024, the court in that case issued a preliminary injunction barring the federal banking agencies from enforcing the CRA final rule pending the resolution of that lawsuit. The court’s decision is on appeal to the United States Court of Appeals for the Fifth Circuit. Because the agencies plan to undertake new rulemaking, they asked the Fifth Circuit to stay further proceedings in the case challenging the rule that was issued in October 2023. On March 28, 2025, the federal banking agencies issued a statement announcing their intent to issue a proposal to rescind the rule that was issued in October of 2023 and to reinstate the CRA framework in place prior to the issuance of that rule. The agencies indicated that they would work together to promote a consistent regulatory approach for implementation of the CRA. KeyBank will be subject to any changes that are made to the CRA regulations.

Consumer Financial Protection Bureau

The CFPB, which was created by the Dodd-Frank Act in 2010, was given the authority by that statute to regulate the offer and sale of consumer financial products and services, enforce federal consumer protection laws, and supervise certain providers of consumer financial products and services, including banks with over $10 billion in assets (such as KeyBank). The Trump administration has announced its intention to close the CFPB and has taken various actions to accomplish that objective, including issuing a stop work order to CFPB employees, terminating many CFPB employees, and placing other CFPB employees on administrative leave. A union representing the CFPB’s employees and other interested parties brought a lawsuit in the United States District Court for District of Columbia, seeking a court order to stop the Trump administration from dismantling the CFPB. On March 25, 2025, the court in that case issued a preliminary injunction, which enjoined the Trump administration from taking actions to dismantle the CFPB. The Trump administration has appealed this court order. On April 11, 2025, the United States Court of Appeals for the District of Columbia Circuit denied, in large part, a request by the Trump administration to stay the preliminary injunction while the appeal is pending, but the court ruled that the administration would be allowed to terminate some CFPB employees before the appeal is resolved by making particularized assessments that those employees are not necessary to carry out the agency’s statutory duties. Key is monitoring developments in this case.

Data Collection and Reporting for Small Business Loans

On March 30, 2023, the CFPB issued a final rule to require certain lenders (including depository institutions such as KeyBank) to report detailed data on applications for credit submitted by small businesses, including those owned by women and minorities. This rule was issued to implement Section 1071 of the Dodd-Frank Act. Various lawsuits were brought to challenge this rule. In one of these lawsuits, the CFPB, on April 3, 2025, asked the court to hold the lawsuit in abeyance because the CFPB planned to issue a new proposed rulemaking on this subject. Key is monitoring developments in this case.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the three months ended March 31, 2024, to the three months ended March 31, 2025 (dollars in millions):
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

Net interest income (TE) was $1.1 billion for the first quarter of 2025 and the net interest margin was 2.58%. Compared to the first quarter of 2024, net interest income (TE) increased $219 million and net interest margin increased by 56 basis points. These increases primarily reflect the impact of lower deposit costs, reinvestment of proceeds from maturing low-yielding investment securities, fixed rate loans and swaps into higher yielding investments, the repositioning of the available-for-sale portfolio during the third and fourth quarters of 2024, and an improved funding mix as lower-cost deposits increased while wholesale borrowings declined. These benefits were partially offset by the impact of lower interest rates on repricing earning assets and lower loan balances.
Average loans were $104.4 billion for the first quarter of 2025, a decrease of $6.7 billion compared to the first quarter of 2024, generally reflective of tepid client loan demand. Average commercial loans declined by $4.1 billion and average consumer loans declined by $2.6 billion, reflective of broad-based declines across all loan categories.

Average deposits totaled $148.5 billion for the first quarter of 2025, an increase of $5.7 billion compared to the year-ago quarter, reflecting growth in both consumer and commercial deposits.

Figure 3 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates for the current period and comparative year ago period. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less the cost of funding, is calculated by dividing annualized TE net interest income by average earning assets.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(g)

	Three months ended March 31, 2025			Three months ended March 31, 2024			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$53,746	$800	6.04%	$55,220	$853	6.22%	$(22)	$(31)	$(53)
Real estate — commercial mortgage	13,061	192	5.96	14,837	229	6.21	(26)	(11)	(37)
Real estate — construction	2,905	49	6.87	3,039	57	7.50	(2)	(6)	(8)
Commercial lease financing	2,653	23	3.52	3,346	27	3.23	(6)	2	(4)
Total commercial loans	72,365	1,064	5.96	76,442	1,166	6.14	(56)	(46)	(102)
Real estate — residential mortgage	19,737	165	3.33	20,814	171	3.29	(9)	3	(6)
Home equity loans	6,248	86	5.60	7,024	104	5.97	(11)	(7)	(18)
Other consumer loans	5,087	63	5.01	5,800	72	4.99	(9)	—	(9)
Credit cards	917	32	14.04	954	36	14.93	(1)	(3)	(4)
Total consumer loans	31,989	346	4.35	34,592	383	4.44	(30)	(7)	(37)
Total loans	104,354	1,410	5.47	111,034	1,549	5.61	(86)	(53)	(139)
Loans held for sale	815	14	6.70	888	14	6.15	(1)	1	—
Securities available for sale (b), (e)	39,321	392	3.70	37,089	232	2.17	15	145	160
Held-to-maturity securities (b)	7,274	63	3.46	8,423	75	3.57	(10)	(2)	(12)
Trading account assets	1,296	17	5.20	1,110	14	5.21	2	1	3
Short-term investments	15,211	174	4.63	10,243	142	5.59	60	(28)	32
Other investments (e)	935	9	3.73	1,236	17	5.39	(4)	(4)	(8)
Total earning assets	169,206	2,079	4.86	170,023	2,043	4.67	(24)	60	36
Allowance for loan and lease losses	(1,401)			(1,505)
Accrued income and other assets	18,285			17,350
Discontinued assets	254			329
Total assets	$186,344			$186,197

LIABILITIES
Money market deposits	$42,007	$275	2.65%	$37,659	$264	2.82%	$29	$(18)	$11
Demand deposits	57,460	310	2.19	56,137	357	2.56	8	(55)	(47)
Savings deposits	4,610	1	0.06	5,253	1	0.07	—	—	—
Time deposits	16,625	167	4.09	14,430	160	4.45	23	(16)	7
Total interest-bearing deposits	120,702	753	2.53	113,479	782	2.77	60	(89)	(29)
Federal funds purchased and securities sold under repurchase agreements	100	1	3.94	106	1	4.03	—	—	—
Bank notes and other short-term borrowings	2,273	27	4.74	3,325	46	5.63	(13)	(6)	(19)
Long-term debt (f)	11,779	193	6.61	19,537	328	6.72	(127)	(8)	(135)
Total interest-bearing liabilities	134,854	974	2.92	136,447	1,157	3.41	(80)	(103)	(183)
Noninterest-bearing deposits	27,840			29,399
Accrued expense and other liabilities	4,764			5,373
Discontinued liabilities (f)	254			329
Total liabilities	167,712			171,548
EQUITY
Key shareholders’ equity	18,632			14,649
Total liabilities and equity	$186,344			$186,197

Interest rate spread (TE)			1.94%			1.26%
Net interest income (TE) and net interest margin (TE)		$1,105	2.58%		$886	2.02%	$56	$163	219
TE adjustment (b)		9			11
Net interest income, GAAP basis		$1,096			$875

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2025, and March 31, 2024.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $213 million and $211 million of assets from commercial credit cards for the three months ended March 31, 2025, and March 31, 2024, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $42.7 billion and $42.7 billion for the three months ended March 31, 2025 and March 31, 2024, respectively. Yield based on the fair value of securities available for sale was 3.99% and 2.50% for the three months ended March 31, 2025 and March 31, 2024, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $118 million for the three months ended March 31, 2025, compared to $101 million for the three months ended March 31, 2024. The increase from the year-ago period is driven by higher net loan charge-offs and the impact of uncertainty in the economic outlook, partly offset by improved credit migration trends.

Noninterest income

As shown in Figure 4, noninterest income was a net income of $668 million for the first quarter of 2025, compared to net income of $647 million for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income
Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management or administration that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended March 31, 2025, trust and investment services income was up $3 million, or 2.2%, compared to the same period one year ago. This increase was driven primarily by investment management fees associated with higher assets under management.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at March 31, 2025, our bank, trust, and registered investment advisory subsidiaries had assets under management of $61.1 billion, up 6.5% compared to March 31, 2024. The increase was driven by net positive cash in-flows and market impacts on portfolios.

Figure 5. Assets Under Management or Administration

Dollars in millions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Discretionary assets under management by investment type:
Equity	$33,478	$34,541	$34,500	$32,691	$32,369
Fixed income	14,290	13,942	14,256	14,136	14,096
Money market	6,851	6,785	6,587	5,639	6,177
Total discretionary assets under management	54,619	55,268	55,343	52,466	52,642
Non-discretionary assets under administration	6,434	6,093	5,779	5,136	4,663
Total	$61,053	$61,361	$61,122	$57,602	$57,305

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended March 31, 2025, investment banking and debt placement fees were up $5 million, or 2.9%, compared to the same period one year ago, driven by an increase in syndication fees offset by lower merger and acquisition and underwriting fees.

Service charges on deposit accounts

Service charges on deposit accounts increased $6 million, or 9.5%, for the three months ended March 31, 2025, compared to the same period one year ago. The increase was driven primarily by higher account analysis fees.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $5 million, or 6.5% for the three months ended March 31, 2025, compared to the same period one year ago. This increase was primarily driven by an increase in merchant services income.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains (losses), and other income. Other noninterest income for the three months ended March 31, 2025, increased $2 million, or 1.0%, from the year-ago quarter. This change was driven by an increase in commercial mortgage servicing fees reflecting higher active special servicing balances and overall growth of the servicing portfolio. This was partially offset by a decrease in operating lease income and other leasing gains.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.1 billion for the first quarter of 2025, compared to $1.1 billion for the first quarter of 2024.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR FIRST QUARTER 2025

21%
4%
6%
9%
60%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $6 million, or .9%, for the three months ended March 31, 2025, compared to the same period one year ago. The increase reflects higher general salary expense stemming from increased head count slightly offset by a decrease in deferred savings plan benefit costs.

Nonpersonnel expense

Nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Nonpersonnel expense for the three months ended March 31, 2025, decreased $18 million, or 3.8%, from the year-ago quarter, driven by a decrease in other expense due to a FDIC special assessment charge in the first quarter of 2024, slightly offset by increases in technology-related investments.

Income taxes

We recorded tax expense of $109 million for the first quarter of 2025 and $59 million for the first quarter of 2024.

Our federal tax expense and effective tax rate differs from the amount that would be calculated using the federal statutory tax rate, primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 158 of our 2024 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 19 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 60 of our 2024 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•Net income attributable to Key of $118 million for the first quarter of 2025, compared to $41 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank increased by $116 million, or 21.8%, compared to the first quarter of 2024
•Average loans and leases decreased $3.1 billion, or 7.8%, from the first quarter of 2024, driven by broad-based declines across all loan categories
•Average deposits increased $4.2 billion, or 5.0%, from the first quarter of 2024, driven by growth in money market deposits and certificates of deposit

•Provision for credit losses increased $45 million compared to the first quarter of 2024, primarily driven by changes in reserve levels due to uncertainty in the economic outlook and higher net loan charge-offs
•Noninterest income increased $1 million, or 0.4%, from the first quarter of 2024, driven by an increase in trust and investment services stemming from higher assets under management
•Noninterest expense decreased $28 million, or 4.0%, from the first quarter of 2024, primarily driven by a FDIC special assessment charge in the first quarter of 2024
Commercial Bank

Summary of operations

•Net income attributable to Key of $321 million for the first quarter of 2025, compared to $205 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $137 million, compared to the first quarter of 2024
•Average loan and lease balances decreased $3.6 billion, compared to the first quarter of 2024, driven by a decline in commercial real estate loans and commercial and industrial loans
•Average deposit balances increased $1.1 billion, or 2.0%, compared to the first quarter of 2024, driven by our focus on growing deposits across our commercial businesses
•Provision for credit losses decreased $27 million compared to the first quarter of 2024, driven by a lower reserve build due to slowing asset quality migration, which was partly offset by the impact of uncertainty in the economic outlook and higher net loan charge-offs

•Noninterest income increased $7 million from the first quarter of 2024, primarily driven by an increase in commercial mortgage servicing fees and service charges on deposit accounts
•Noninterest expense increased $20 million compared the first quarter of 2024, driven by higher personnel expense attributable to higher incentive compensation

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at March 31, 2025
(a)See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At March 31, 2025, total loans outstanding from continuing operations were $104.8 billion, compared to $104.3 billion at December 31, 2024. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 110 of our 2024 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $73.1 billion at March 31, 2025, an increase of $1.2 billion, or 1.7%, compared to December 31, 2024, primarily driven by increases in commercial and industrial loans.

Figure 8 provides our commercial loan portfolios by industry classification at March 31, 2025, and December 31, 2024.

Figure 8. Commercial Loans by Industry

March 31, 2025	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$857	$96	$78	$1,031	1.4%
Automotive	2,366	614	1	2,981	4.1
Business services	2,993	247	74	3,314	4.5
Commercial real estate	7,487	11,813	1	19,301	26.4
Construction materials and contractors	1,855	251	188	2,294	3.1
Consumer goods	3,810	510	175	4,495	6.1
Consumer services	4,172	602	318	5,092	7.0
Equipment	1,733	149	128	2,010	2.8
Finance	10,850	99	200	11,149	15.2
Healthcare	2,764	1,348	191	4,303	5.9
Materials and extraction	2,193	198	128	2,519	3.4
Oil and gas	2,140	27	9	2,176	3.0
Public exposure	1,883	7	354	2,244	3.1
Technology, media, and telecom	599	11	40	650	0.9
Transportation	801	133	284	1,218	1.7
Utilities	7,631	6	358	7,995	10.9
Other	244	57	49	350	0.5
Total	$54,378	$16,168	$2,576	$73,122	100.0%

December 31, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$875	$99	$80	$1,054	1.5%
Automotive	2,173	673	2	2,848	4.0
Business services	2,899	262	81	3,242	4.5
Commercial real estate	7,799	11,909	3	19,711	27.4
Construction materials and contractors	1,839	258	203	2,300	3.2
Consumer goods	3,556	533	190	4,279	5.9
Consumer services	4,127	616	328	5,071	7.1
Equipment	1,740	159	137	2,036	2.8
Finance	10,103	99	209	10,411	14.5
Healthcare	2,707	1,204	210	4,121	5.7
Materials and extraction	2,135	196	134	2,465	3.4
Oil and gas	1,950	28	10	1,988	2.8
Public exposure	1,961	7	387	2,355	3.3
Technology, media, and telecom	521	10	44	575	0.8
Transportation	849	127	291	1,267	1.8
Utilities	7,279	6	422	7,707	10.7
Other	396	60	5	461	0.6
Total	$52,909	$16,246	$2,736	$71,891	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 52% of our total loan portfolio at March 31, 2025, and 51% at December 31, 2024. This portfolio is approximately 90% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $54.4 billion at March 31, 2025, an increase of $1.5 billion, or 2.8%, compared to December 31, 2024. The increase was broad-based across most industry categories.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 73% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also utilize our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At March 31, 2025, commercial real estate loans totaled $16.2 billion, which includes $13.2 billion of mortgage loans and $2.9 billion of construction loans. Compared to December 31, 2024, this portfolio decreased $78 million, or .5%, driven by decreases in owner-occupied properties. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at March 31, 2025.

Since the global financial crisis in 2008, we have limited our construction business and reduced our overall construction loans from 42% to 18% of commercial real estate loans as of March 31, 2025. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of March 31, 2025, 81% of our construction portfolio are multi-family project loans. Our office exposure only represents 4% of commercial real estate loans at period end.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2025
Nonowner-occupied:
Data Center	$—	$—	$—	$—	$18	$—	$347	$365	2.3%	$18	$347
Diversified	1	—	—	3	—	11	119	134	0.8	—	134
Industrial	45	1	64	117	214	211	93	745	4.6	74	671
Land & Residential	9	6	2	10	5	21	—	53	0.3	34	19
Lodging	44	—	8	4	45	51	65	217	1.3	—	217
Medical Office	34	—	40	1	21	91	76	263	1.6	—	263
Multifamily	1,194	437	1,187	1,217	2,034	1,220	365	7,654	47.3	2,377	5,277
Office	85	1	120	71	95	222	111	705	4.4	—	705
Retail	143	29	80	194	70	215	336	1,067	6.6	43	1,024
Self Storage	25	—	15	8	56	18	181	303	1.9	16	287
Senior Housing	130	45	97	85	54	148	80	639	4.0	159	480
Skilled Nursing	—	—	—	48	104	145	215	512	3.2	—	512
Student Housing	34	—	13	62	72	—	—	181	1.1	50	131
Other	1	9	7	29	33	44	79	202	1.2	—	202
Total nonowner-occupied	1,745	528	1,633	1,849	2,821	2,397	2,067	13,040	80.7	2,771	10,269
Owner-occupied	1,035	—	259	379	324	968	163	3,128	19.3	158	2,970
Total	$2,780	$528	$1,892	$2,228	$3,145	$3,365	$2,230	$16,168	100.0%	$2,929	$13,239

Nonperforming loans	$4	$—	$55	$59	$76	$12	$—	$206	N/M	$—	$206
Accruing loans past due 90 days or more	1	—	1	1	—	5	—	8	N/M	3	5
Accruing loans past due 30 through 89 days	17	—	8	1	36	23	—	85	N/M	—	85

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
December 31, 2024
Nonowner-occupied:
Data Center	$—	$—	$—	$98	$54	$—	$—	$152	0.9%	$—	$152
Diversified	1	—	—	3	—	13	118	135	0.8	—	135
Industrial	44	1	95	103	214	258	18	733	4.5	54	679
Land & Residential	10	7	3	7	—	21	—	48	0.3	28	20
Lodging	48	—	12	14	46	55	59	234	1.4	—	234
Medical Office	35	43	42	—	37	97	17	271	1.7	—	271
Multifamily	1,303	485	1,201	1,204	2,325	1,336	156	8,010	49.3	2,405	5,605
Office	152	1	129	77	134	232	13	738	4.5	—	738
Retail	152	6	81	172	97	293	79	880	5.4	43	837
Self Storage	44	—	44	8	222	18	24	360	2.2	14	346
Senior Housing	172	39	97	85	54	142	4	593	3.7	154	439
Skilled Nursing	—	—	—	—	132	170	90	392	2.4	—	392
Student Housing	41	—	13	63	123	—	—	240	1.5	50	190
Other	1	10	7	112	40	48	—	218	1.3	—	218
Total nonowner-occupied	2,003	592	1,724	1,946	3,478	2,683	578	13,004	80.0	2,748	10,256
Owner-occupied	1,078	—	330	601	182	1,051	—	3,242	20.0	188	3,054
Total	$3,081	$592	$2,054	$2,547	$3,660	$3,734	$578	$16,246	100.0%	$2,936	$13,310

Nonperforming loans	$5	$—	$64	$80	$81	$13	$—	$243	N/M	$—	$243
Accruing loans past due 90 days or more	10	—	2	1	—	7	—	20	N/M	4	16
Accruing loans past due 30 through 89 days	1	—	—	3	19	9	—	32	N/M	—	32

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions
N/M = not meaningful

Consumer loan portfolio

Consumer loans outstanding as of March 31, 2025, totaled $31.7 billion, a decrease of $682 million, or 2.1%, from December 31, 2024. The decrease was driven by declines across all consumer loan categories and reflective of the intentional run-off of lower yielding loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of March 31, 2025, representing 62% of consumer loans outstanding. This is followed by our home equity portfolio representing 19% of consumer loans outstanding at March 31, 2025.

We held the first lien position for approximately 65% of the home equity portfolio at March 31, 2025, and 65% at December 31, 2024. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2024 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
March 31, 2025
Washington	$4,242	$901	$209	$84	$5,436
Ohio	2,652	863	88	174	3,777
New York	701	1,698	731	316	3,446
Colorado	2,857	250	127	29	3,263
California	2,164	13	429	3	2,609
Oregon	1,185	518	89	40	1,832
Pennsylvania	396	435	319	59	1,209
Florida	725	38	374	12	1,149
Utah	794	223	57	17	1,091
Connecticut	674	217	101	28	1,020
Other	3,232	998	2,476	149	6,855
Total	$19,622	$6,154	$5,000	$911	$31,687

December 31, 2024
Washington	$4,312	$929	$214	$85	$5,540
Ohio	2,662	895	111	197	3,865
New York	723	1,756	737	330	3,546
Colorado	2,891	258	131	30	3,310
California	2,191	12	442	3	2,648
Oregon	1,195	532	92	40	1,859
Pennsylvania	403	449	333	60	1,245
Florida	733	41	384	13	1,171
Utah	805	232	56	18	1,111
Connecticut	684	223	105	28	1,040
Other	3,287	1,031	2,562	154	7,034
Total	$19,886	$6,358	$5,167	$958	$32,369

Figure 11 summarizes our loan sales for the three months ended March 31, 2025, and all of 2024.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2025
First quarter	$89	$1,355	$27	$260	$1,731
Total	$89	$1,355	$27	$260	$1,731
2024
Fourth quarter	$150	$2,584	$—	$342	$3,076
Third quarter	60	1,406	90	393	1,949
Second quarter	56	860	61	312	1,289
First quarter	86	1,554	85	209	1,934
Total	$352	$6,404	$236	$1,256	$8,248

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Commercial real estate loans	$572,449	$557,633	$557,387	$535,826	$505,152
Residential mortgage	11,352	11,344	11,303	11,217	11,166
Education loans	179	189	199	212	230
Commercial lease financing	1,868	1,735	1,808	1,849	1,888
Commercial loans	596	603	617	656	660
Consumer direct	307	328	347	367	386
Consumer indirect	239	319	412	524	649
Total	$586,990	$572,151	$572,073	$550,651	$520,131

In the event of default by a borrower, we are subject to recourse with respect to approximately $7.8 billion of the $587.0 billion of loans administered or serviced at March 31, 2025. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

We manage our securities portfolio according to the following priorities: 1) store of liquidity, 2) interest rate risk management tool, and 3) source of earnings. In keeping with the first priority, the portfolio provides securities to meet out pledging requirements. Our securities portfolio totaled $47.9 billion at March 31, 2025, compared to $45.1 billion at December 31, 2024. Available-for-sale securities were $40.8 billion at March 31, 2025, compared to $37.7 billion at December 31, 2024. Held-to-maturity securities were $7.2 billion at March 31, 2025, and $7.4 billion at December 31, 2024.

As shown in Figure 13, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, refer to our 2024 Form 10-K within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Securities” and Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.” Additionally refer to Note 6 (“Securities”) within this report.

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	March 31, 2025	December 31, 2024
FHLMC & FNMA	$16,208	$14,291
GNMA	23,081	21,573
Total (a)	$39,289	$35,864

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(b)
March 31, 2025
Remaining maturity:
One year or less	$2,596	$3	$5	$384	$2,988	3.77%
After one through five years	5,607	1,031	3,060	607	10,305	3.70
After five through ten years	90	6,265	10,321	2,416	19,092	3.65
After ten years	69	1,832	5,591	874	8,366	3.61
Fair value	$8,362	$9,131	$18,977	$4,281	$40,751
Amortized cost(b)	$8,347	$11,135	$19,597	$4,707	$43,786	3.66%
Weighted-average yield(c)	4.20%	2.01%	4.57%	2.87%	3.66%	—
Weighted-average maturity	1.7 years	8.3 years	9.4 years	6.9 years	7.4 years	—
December 31, 2024
Fair value	$8,904	$9,224	$15,169	$4,410	$37,707
Amortized cost	8,928	11,409	16,038	4,927	41,302	3.48%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $71 million and $(6) million as of March 31, 2025 and March 31, 2024, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
March 31, 2025
Remaining maturity:
One year or less	$29	$—	$38	$2	$8	$77	2.55%
After one through five years	1,058	98	1,195	232	16	2,599	3.02
After five through ten years	2,421	7	210	2	—	2,640	3.68
After ten years	944	43	857	—	—	1,844	3.78
Amortized cost	$4,452	$148	$2,300	$236	$24	$7,160	3.45%
Fair value	$4,213	$133	$2,130	$231	$23	$6,730	—%
Weighted-average yield(b)	3.81%	2.82%	2.95%	2.08%	4.35%	3.45%	—
Weighted-average maturity	7.2 years	7.1 years	8.4 years	1.1 years	1.8 years	7.4 years	—
December 31, 2024
Amortized cost	$4,577	$151	$2,333	$308	$26	$7,395	3.43%
Fair value	4,248	134	2,130	300	25	6,837	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at March 31, 2025
The following presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	March 31, 2025	December 31, 2024
Money market deposits	$43.9	$41.0
Demand deposits	57.6	57.6
Savings deposits	4.7	4.6
Time deposits	16.2	17.0
Noninterest bearing deposits	28.5	29.6
Total	$150.7	$149.8

Our highly diversified deposit base is our primary source of funding. At March 31, 2025, our deposits totaled $150.7 billion, an increase of $977 million, compared to December 31, 2024.

Uninsured deposits totaled $65.2 billion and $64.4 billion at March 31, 2025 and December 31, 2024, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 17 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 17. Estimated Uninsured Deposits

Dollars in billions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Uninsured deposits(a)	$65.2	$64.4	$66.6	$62.3	$62.1
Total deposits	150.7	149.8	150.4	145.7	144.2
Uninsured % of Deposits	43%	43%	44%	43%	43%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$12.4	$12.4	$11.8	$10.5	$10.0

As of March 31, 2025, approximately $13.3 billion of uninsured deposits were collateralized by government-backed securities compared to $12.3 billion as of December 31, 2024.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.7 billion at March 31, 2025, compared to $14.2 billion at December 31, 2024. This change reflects the impact of long-term debt activity in the first quarter of 2025. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part II, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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

COMMON SHAREHOLDER PAYOUT (IN MILLIONS)
$193
$194
$194
$203
$229
$—
$—
$—
$—
$—
1Q24
2Q24
3Q24
4Q24
1Q25
OPEN MARKET COMMON SHARE REPURCHASES
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the first quarter of 2025. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 15 in the “Supervision and Regulation” section of our 2024 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 26,802 holders of record at March 31, 2025. Our book value per Common Share was $14.89 based on 1.1 billion shares outstanding at March 31, 2025, compared to $14.21 per Common Share based on 1.1 billion shares outstanding at December 31, 2024. At March 31, 2025, our tangible book value per Common Share was $12.40, compared to $11.70 per Common Share at December 31, 2024.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2025	2024
In thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	1,106,786	991,251	943,200	942,776	936,564
Shares issued under employee compensation plans (net of cancellations and returns)	5,200	493	222	424	6,212
Shares issued under Scotiabank investment agreement	—	115,042	47,829	—	—
Shares outstanding at end of period	1,111,986	1,106,786	991,251	943,200	942,776

As shown above, Common Shares outstanding increased by 5.2 million shares during the first quarter of 2025, primarily attributable to shares issued under employee compensation plans. We did not complete any open market share repurchases in the first quarter of 2025.

At March 31, 2025, we had 144.7 million treasury shares, compared to 149.9 million treasury shares at December 31, 2024. The decrease in treasury shares is primarily attributable to shares issued under employee compensation plans. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

In the first quarter of 2025, the Board of Directors authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of common shares. Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2025. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2024 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.1% and 9.7% at March 31, 2025, and December 31, 2024, respectively. Our tangible common equity to tangible assets ratio was 7.4% and 7.0% at March 31, 2025, and December 31, 2024, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at March 31, 2025, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at March 31, 2025, and December 31, 2024, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2024 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	March 31, 2025	December 31, 2024
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$19,003	$18,176
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	—	59
	Common Equity Tier 1 capital before adjustments and deductions	16,557	15,789
Less:	Goodwill, net of deferred taxes	2,570	2,574
	Intangible assets, net of deferred taxes	20	24
	Deferred tax assets	205	172
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,363)	(2,729)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(186)	(438)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(238)	(303)
	Total Common Equity Tier 1 capital	$16,549	$16,489
TIER 1 CAPITAL
Common Equity Tier 1		$16,549	$16,489
Additional Tier 1 capital instruments and related surplus		2,446	2,445
Less:	Deductions	—	—
	Total Tier 1 capital	$18,995	$18,934
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,710	$1,767
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,717	1,635
Less:	Deductions	—	—
	Total Tier 2 capital	3,427	3,402
	Total risk-based capital	$22,422	$22,336
RISK-WEIGHTED ASSETS(e)
Risk-weighted assets on balance sheet		$106,826	$105,047
Risk-weighted off-balance sheet exposure		32,302	31,883
Market risk-equivalent assets		1,386	1,366
Gross risk-weighted assets		140,514	138,296
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$140,514	$138,296
AVERAGE QUARTERLY TOTAL ASSETS		$187,100	$188,855
CAPITAL RATIOS(e)
Tier 1 risk-based capital		13.52%	13.69%
Total risk-based capital		15.96%	16.15%
Leverage (d)		10.15%	10.03%
Common Equity Tier 1		11.78%	11.92%
(a)Net of capital surplus.
(b)As of January 1, 2025, the CECL optional transition provision had been fully phased-in. Amounts prior to January 1, 2025, reflect Key's election to adopt the CECL optional transition provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $13 million and $13 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2025, and December 31, 2024, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)March 31, 2025 capital ratios and risk weighted assets are estimates.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented under the heading “Risk Management” beginning on page 76 of our 2024 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities, will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 114 of our 2024 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At March 31, 2025, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and take into account our tolerance for risk and consideration for the business environment. The Market Risk Committee approves market risk policies and recommends our significant market risk policy to the ERM Committee, the KeyBank Board, and the Risk Committee of the Board for approval. For more information regarding monitoring of trading positions and the activities related to Market Risk Rule compliance, see “Market Risk Management” beginning on page 78 of our 2024 Form 10-K.

VaR and stressed VaR. VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios. The MTRM calculates VaR and stressed VaR at various confidence levels daily, and the results are closely monitored. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. Historical moves in risk factors across various asset classes are incorporated in VaR metrics. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancellable provisions. VaR is calculated using daily observations over a one-year lookback period and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. For more information regarding our VaR model, its governance, and assumptions, see “Market Risk Management” on page 78 of our 2024 Form 10-K.

MTRM backtests the VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss (the profit/loss resulting from changes in risk factors applied to the previous trading day’s closing positions; held profit and loss excludes fees, commissions, reserves, net interest income, and intraday trading). Backtesting exceptions occur when daily held profit and loss exceed VaR. There were four backtesting exceptions for KeyCorp during the past 250 trading days ended March 31, 2025, generally caused by large moves in rates. The total number of VaR backtesting breaches for KeyCorp over the preceding 250 trading days is used to determine the multiplier for the VaR based capital requirement under the Market Risk Rule. The multiplier increases from a minimum of three to a maximum of four, depending on the number of backtesting exceptions. All KeyCorp backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the multiplier over the preceding twelve months. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.5 million at March 31, 2025, and $1.3 million at March 31, 2024. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2025, and March 31, 2024.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2025				2024
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.6	$0.5	$1.2	$1.3	$1.1	$0.4	$0.8	$0.9
Derivatives:
Interest rate	$0.5	$0.1	$0.2	$0.1	$0.4	$0.2	$0.3	$0.3

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $4.5 million at March 31, 2025, and $3.7 million at March 31, 2024. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2025, and March 31, 2024. Changes in VaR are dependent on portfolio composition, inventory levels, and other market factors.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2025				2024
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$5.2	$2.6	$3.9	$4.2	$4.1	$1.6	$2.6	$3.0
Derivatives:
Interest rate	$0.3	$0.1	$0.1	$0.1	$0.4	$0.2	$0.3	$0.4

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $28 million at March 31, 2025, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MTRM in accordance with the Market Risk Rule, and approved by the Chief Market & Treasury Risk Officer.

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

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee, the ALCO, and the Treasury Risk Oversight Committee (“TROC”) review reports on the interest rate risk exposures described above. In addition, the ALCO and the TROC review reports on stress tests and sensitivity analyses related to interest rate risk. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The A/LM policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. The MTRM, as the second line of defense, provides additional oversight.

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

Figure 22 presents the results of the simulation analysis at March 31, 2025, and March 31, 2024. At March 31, 2025, our simulated impact to changes in interest rates was relatively neutral. The exposure to declining rates has changed from (1.21)% as of March 31, 2024 to (0.39)% as of March 31, 2025, while the exposure to rising rates has changed from (0.76)% as of March 31, 2024 to 1.41% as of March 31, 2025. The modest shift toward asset sensitivity was caused principally by the recent adoption of a new pricing model for indeterminate maturity interest-bearing deposits. The new deposit beta model incorporates more historical data and features that we believe more accurately reflect the behavior of our clients in rising and declining interest rate cycles. Key is actively managing the balance sheet to maintain desired IRR positioning in the current environment. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board-approved tolerances. If a tolerance level is breached and determined inconsistent with risk appetite, the development of a remediation plan is required to reduce exposure back to within tolerance.

Figure 22. Simulated Change in Net Interest Income

	March 31, 2025		March 31, 2024
Basis point change assumption	-200	+200	-200	+200
Tolerance level	(5.50)%	(5.50)%	(5.50)%	(5.50)%
Interest rate risk assessment	(0.39)%	1.41%	(1.21)%	(0.76)%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 22 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 105 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of March 31, 2025.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2025
				Weighted-Average			December 31, 2024
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$18,125	$(315)		1.4	2.5%	4.4%	$18,750	$(442)
Receive fixed/pay variable — conventional debt	11,480	(339)		3.9	2.7	4.4	9,818	(470)
Receive fixed/pay variable — forward loans	20,125	96		3.0	3.8	4.4	19,200	(114)
Receive fixed/pay variable — forward debt	—	—		—	—	—	950	(22)
Pay fixed/receive variable — conventional debt	50	1		3.3	4.6	3.6	50	1
Pay fixed/receive variable — securities	9,300	(73)		2.6	4.4	4.1	9,405	5
Total portfolio swaps	$59,080	$(630)	(a)	2.6	3.3%	4.4%	$58,173	$(1,042)	(a)

Floors — forward purchased	$3,250	$2		0.9	—%	—%	$3,250	$2
Floors — forward sold	3,250	(1)		0.9	—	—	3,250	(1)
Total floors	$6,500	$1		—	—%	—%	$6,500	$1

(a)Excludes accrued interest of $53 million at March 31, 2025, and accrued interest of $51 million at December 31, 2024.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, the TROC, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Corporate Treasury Oversight group within the MTRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.

These committees mentioned above regularly review liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, internal liquidity stress tests, and goal tracking reports. The reviews generate a discussion of positions, trends, and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. To ensure that emerging issues are identified, we monitor an extensive set of systematic and idiosyncratic early warning indicators daily.

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics, political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. For a discussion of certain risks which may impact our liquidity, see Part I, Item 1A. "Risk Factors" on pages 24-42 of our 2024 Form 10-K. For more information on recent liquidity activity, see the header "Our liquidity position and recent activity" in this report below.

Our credit ratings and rating agency outlooks at March 31, 2025, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

March 31, 2025	Outlook	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Stable	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Stable	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	Positive	F2	N/A	BBB+	N/A	BB	BB
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Stable	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Stable	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	Positive	F2	F2/A-	BBB+	BBB	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 70% as of March 31, 2025. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at March 31, 2025, and December 31, 2024. As of March 31, 2025, our secured term borrowings were $1.3 billion, flat compared to the fourth quarter of 2024.

Figure 25. Available Contingent Liquidity

Dollars in billions	March 31, 2025	December 31, 2024
Available contingent liquidity:
Unpledged securities	$27.4	$25.5
Net balances of federal funds sold and balances in our Federal Reserve account	15.3	17.4
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	38.4	36.7
Unused secured borrowing capacity at the FHLB	18.7	18.9
Total	$99.8	$98.5

Liquidity programs

We have several liquidity programs, which are described in Note 20 (“Long-term Debt”) beginning on page 170 of our 2024 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

Liquidity for KeyCorp

The primary sources of liquidity for KeyCorp are dividends from KeyBank and the proceeds from the issuance of debt and capital securities. KeyCorp has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and fund capital distributions in the form of dividends and share buybacks.

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At March 31, 2025, KeyCorp held $4.9 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2025, KeyBank paid no cash dividends to KeyCorp. As of March 31, 2025, KeyBank had regulatory capacity to pay $485 million in dividends to KeyCorp without prior regulatory approval.

During the first quarter of 2025, KeyCorp issued $750 million of 5.121% Fixed-to-Floating Senior Notes due April 4, 2031. Accordingly, at March 31, 2025, there was $13.3 billion available for issuance under the Medium-Term Note Program.

Our liquidity position and recent activity

Our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 47 of our 2024 Form 10-K and Part II, Item 2 of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2025, and March 31, 2024.

For more information regarding liquidity governance structure, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 83 of our 2024 Form 10-K as well as the disclosure included in Part II, Item 1A. “Risk Factors” of this report.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 112 of our 2024 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at March 31, 2025, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $20 million, or 1.4%, from December 31, 2024. The commercial ALLL increased by $20 million, or 1.9%, from December 31, 2024, through March 31, 2025. Our consumer ALLL was unchanged from December 31, 2024, through March 31, 2025. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2025			December 31, 2024
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$669	46.8%	51.9%	$639	45.4%	50.7%
Commercial real estate:
Commercial mortgage	297	20.8	12.6	320	22.7	12.8
Construction	57	4.0	2.8	51	3.6	2.8
Total commercial real estate loans	354	24.8	15.4	371	26.3	15.6
Commercial lease financing	34	2.4	2.5	27	1.9	2.6
Total commercial loans	1,057	74.0	69.8	1,037	73.6	68.9
Residential — prime loans:
Real estate — residential mortgage	71	5.0	18.7	90	6.4	19.1
Home equity loans	75	5.2	5.9	70	5.0	6.1
Total residential — prime loans	146	10.2	10.2	160	11.4	25.2
Other consumer loans	143	10.0	4.8	136	9.6	5.0
Credit cards	83	5.8	0.8	76	5.4	0.9
Total consumer loans	372	26.0	30.2	372	26.4	31.1
Total ALLL — continuing operations (a)	$1,429	100.0%	100.0%	$1,409	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $13 million at March 31, 2025, and $13 million at December 31, 2024.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended March 31, 2025, increased $29 million compared to the year-ago quarter.

Figure 27. Net Loan Charge-offs (Recoveries) from Continuing Operations

	2025	2024
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$52	$72	$124	$55	$54
Commercial real estate:
Commercial mortgage	36	18	6	9	5
Construction	—	—	—	—	—
Total commercial real estate loans	36	18	6	9	5
Commercial lease financing	—	1	—	3	(2)
Total commercial loans	88	91	130	67	57
Residential — prime loans:
Real estate — residential mortgage	—	—	(1)	—	(1)
Home equity loans	—	—	—	—	—
Total residential — prime loans	—	—	(1)	—	(1)
Other consumer loans	12	13	15	14	14
Credit cards	10	10	10	10	11
Total consumer loans	22	23	24	24	24
Total net loan charge-offs	$110	$114	$154	$91	$81
Net loan charge-offs to average loans	.43%	.43%	.58%	.34%	.29%
Net loan charge-offs from discontinued operations — education lending business	$1	$1	$1	$—	$1

Figure 28. Net Loan Charge-offs (Recoveries) to Average Loans from Continuing Operations

	2025	2024
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	0.40%	0.54%	0.93%	0.41%	0.39%
Commercial real estate:
Commercial mortgage	1.09	0.52	0.17	0.25	0.14
Construction	—	—	—	—	—
Total commercial real estate loans	0.89	0.43	0.14	0.21	0.11
Commercial lease financing	(0.01)	0.03	—	0.38	(0.24)
Total commercial loans	0.49	0.50	0.71	0.36	0.30
Residential — prime loans:
Real estate — residential mortgage	—	0.01	(0.02)	—	(0.02)
Home equity loans	(0.02)	—	—	—	—
Total residential — prime loans	(0.01)	—	(0.02)	—	(0.02)
Other consumer loans	0.98	1.00	1.10	1.01	0.97
Credit cards	4.69	4.50	4.33	4.31	4.64
Total consumer loans	0.29	0.29	0.29	0.29	0.28
Total net loan charge-offs	0.43%	0.43%	0.58%	0.34%	0.29%

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
Dollars in millions	2025	2024
Average loans outstanding	$104,354	$111,034
Allowance for loan and lease losses at beginning of period	1,409	1,508
Loans charged off:
Commercial and industrial	62	62
Commercial real estate:
Commercial mortgage	36	5
Construction	—	—
Total commercial real estate loans(a)	36	5
Commercial lease financing	—	—
Total commercial loans	98	67
Residential — prime loans:
Real estate — residential mortgage	1	1
Home equity loans	1	1
Total residential — prime loans	2	2
Other consumer loans	14	16
Credit cards	12	12
Total consumer loans	28	30
Total loans charged off	126	97
Recoveries:
Commercial and industrial	10	8
Commercial real estate:
Commercial mortgage	—	—
Construction	—	—
Total commercial real estate loans(a)	—	—
Commercial lease financing	—	2
Total commercial loans	10	10
Residential — prime loans:
Real estate — residential mortgage	1	2
Home equity loans	1	1
Total residential — prime loans	2	3
Other consumer loans	2	2
Credit cards	2	1
Total consumer loans	6	6
Total recoveries	16	16
Net loan charge-offs	(110)	(81)
Provision (credit) for loan and lease losses	130	115
Allowance for loan and lease losses at end of period	$1,429	$1,542
Liability for credit losses on lending-related commitments at beginning of period	290	296
Provision (credit) for losses on lending-related commitments	(12)	(14)
Other	—	(1)
Liability for credit losses on lending-related commitments at end of period(b)	$278	$281
Total allowance for credit losses at end of period	$1,707	$1,823
Net loan charge-offs to average total loans	0.43%	0.29%
Allowance for loan and lease losses to period-end loans	1.36	1.40
Allowance for credit losses to period-end loans	1.63	1.66
Allowance for loan and lease losses to nonperforming loans	208.3	234.3
Allowance for credit losses to nonperforming loans	248.8	277.1

Discontinued operations — education lending business:
Loans charged off	$1	$1
Recoveries	—	—
Net loan charge-offs	$(1)	$(1)

(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at March 31, 2025, decreased $72 million from December 31, 2024.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2024 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Commercial and industrial	$288	$322	$365	$358	$360
Commercial real estate:
Commercial mortgage	206	243	176	173	113
Construction	—	—	—	—	—
Total commercial real estate loans(a)	206	243	176	173	113
Commercial lease financing	—	—	—	1	1
Total commercial loans	494	565	541	532	474
Residential — prime loans:
Real estate — residential mortgage	94	92	87	77	79
Home equity loans	87	89	90	91	95
Total residential — prime loans	181	181	177	168	174
Other consumer loans	4	5	4	4	4
Credit cards	7	7	6	6	6
Total consumer loans	192	193	187	178	184
Total nonperforming loans	686	758	728	710	658
OREO	14	14	13	17	16
Nonperforming loans held for sale	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$700	$772	$741	$727	$674
Accruing loans past due 90 days or more	$86	$90	$166	$137	$119
Accruing loans past due 30 through 89 days	281	206	184	282	242
Nonperforming assets from discontinued operations — education lending business	1	2	2	3	2
Nonperforming loans to period-end portfolio loans	0.65%	0.73%	0.69%	0.66%	0.60%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	0.67	0.74	0.70	0.68	0.61
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2025	2024
Dollars in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$758	$728	$710	$658	$574
Loans placed on nonaccrual status	170	309	271	317	243
Charge-offs	(126)	(131)	(167)	(131)	(97)
Loans sold	—	(13)	(32)	(22)	(5)
Payments	(57)	(111)	(37)	(76)	(35)
Transfers to OREO	(2)	(2)	(1)	(1)	(2)
Loans returned to accrual status	(57)	(22)	(16)	(35)	(20)
Balance at end of period	$686	$758	$728	$710	$658

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

Cybersecurity

For information on our cybersecurity risk management and governance practices, please see Item 1C. Cybersecurity beginning on page 43 of our 2024 Form 10-K.

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

		Three months ended
Dollars in millions		3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$19,003	$18,176	$16,852	$14,789	$14,547
Less:	Intangible assets	2,774	2,779	2,786	2,793	2,799
	Preferred Stock (a)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$13,783	$12,951	$11,620	$9,550	$9,302
Total assets (GAAP)		$188,691	$187,168	$189,763	$187,450	$187,485
Less:	Intangible assets	2,774	2,779	2,786	2,793	2,799
	Tangible assets (non-GAAP)	$185,917	$184,389	$186,977	$184,657	$184,686
	Tangible common equity to tangible assets ratio (non-GAAP)	7.4%	7.0%	6.2%	5.2%	5.0%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$18,632	$16,732	$15,759	$14,474	$14,649
Less:	Intangible assets (average)	2,777	2,783	2,789	2,796	2,802
	Preferred Stock (average)	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP)	$13,355	$11,449	$10,470	$9,178	$9,347
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$370	$(279)	$(447)	$237	$183
Average tangible common equity (non-GAAP)		13,355	11,449	10,470	9,178	9,347
Return on average tangible common equity from continuing operations (non-GAAP)		11.2%	(9.7)%	(17.0)%	10.4%	7.9%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$369	$(279)	$(446)	$238	$183
Average tangible common equity (non-GAAP)		13,355	11,449	10,470	9,178	9,347
Return on average tangible common equity consolidated (non-GAAP)		11.2%	(9.7)%	(16.9)%	10.4%	7.9%
Pre-provision net revenue
Net interest income (GAAP)		$1,096	$1,051	$952	$887	$875
Plus:	Taxable-equivalent adjustment	9	10	12	12	11
	Noninterest income	668	(196)	(269)	627	647
Less:	Noninterest expense	1,131	1,229	1,094	1,079	1,143
	Pre-provision net revenue from continuing operations (non-GAAP)	$642	$(364)	$(399)	$447	$390

(a)Net of capital surplus.

Adjusted noninterest expense and adjusted noninterest income are non-GAAP measures in that they are adjusted to exclude the impact of significant or unusual items. Management believes adjusting for significant or unusual items provide investors with useful information to gain a better understanding of ongoing operations and enhance comparability of results with prior periods, as well as demonstrate the effects of the financial impacts related to those selected items.

	Three months ended
Dollars in millions	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Adjusted noninterest expense
Noninterest expense (GAAP)	$1,131	$1,229	$1,094	$1,079	$1,143
Adjustments:
FDIC special assessment (other expense)	—	3	6	(5)	(29)
Adjusted noninterest expense (non-GAAP)	$1,131	$1,232	$1,100	$1,074	$1,114

Adjusted noninterest income
Noninterest income (GAAP)	$668	$(196)	$(269)	$627	$647
Adjustments:
Loss on sale of securities for securities repositioning	—	915	918	—	—
Scotiabank investment agreement valuation (other income)	—	3	—	—	—
Adjusted noninterest income (non-GAAP)	$668	$722	$649	$627	$647

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 110 of our 2024 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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
We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 92 through 97 of our 2024 Form 10-K. During the three months ended March 31, 2025, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2025

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 and ASU 2025-01 Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance could be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$1,909	$1,743
Short-term investments	15,349	17,504
Trading account assets	1,296	1,283
Securities available for sale	40,751	37,707
Held-to-maturity securities (fair value: $6,730 and $6,837)	7,160	7,395
Other investments	1,050	1,041
Loans, net of unearned income of $298 and $311	104,809	104,260
Less: Allowance for loan and lease losses	(1,429)	(1,409)
Net loans	103,380	102,851
Loans held for sale (a)	811	797
Premises and equipment	602	614
Goodwill	2,752	2,752
Other intangible assets	22	27
Corporate-owned life insurance	4,404	4,394
Accrued income and other assets	8,958	8,797
Discontinued assets	247	263
Total assets	$188,691	$187,168
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$122,283	$120,132
Noninterest-bearing deposits	28,454	29,628
Total deposits	150,737	149,760
Federal funds purchased and securities sold under repurchase agreements	22	14
Bank notes and other short-term borrowings	2,328	2,130
Accrued expense and other liabilities	4,209	4,983
Long-term debt	12,392	12,105
Total liabilities	169,688	168,992
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	5,946	6,038
Retained earnings	14,724	14,584
Treasury stock, at cost (144,716,525 and 149,915,630 shares)	(2,637)	(2,733)
Accumulated other comprehensive income (loss)	(2,787)	(3,470)
Total equity	19,003	18,176
Total liabilities and equity	$188,691	$187,168

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $86 million at March 31, 2025, and $93 million at December 31, 2024.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2025	2024
INTEREST INCOME
Loans	$1,401	$1,538
Loans held for sale	14	14
Securities available for sale	392	232
Held-to-maturity securities	63	75
Trading account assets	17	14
Short-term investments	174	142
Other investments	9	17
Total interest income	2,070	2,032
INTEREST EXPENSE
Deposits	753	782
Federal funds purchased and securities sold under repurchase agreements	1	1
Bank notes and other short-term borrowings	27	46
Long-term debt	193	328
Total interest expense	974	1,157
NET INTEREST INCOME	1,096	875
Provision for credit losses	118	101
Net interest income after provision for credit losses	978	774
NONINTEREST INCOME
Trust and investment services income	139	136
Investment banking and debt placement fees	175	170
Cards and payments income	82	77
Service charges on deposit accounts	69	63
Corporate services income	65	69
Commercial mortgage servicing fees	76	56
Corporate-owned life insurance income	33	32
Consumer mortgage income	13	14
Operating lease income and other leasing gains	9	24
Other income	7	9
Net securities gains (losses)	—	(3)
Total noninterest income	668	647
NONINTEREST EXPENSE
Personnel	680	674
Net occupancy	67	67
Computer processing	107	102
Business services and professional fees	40	41
Equipment	20	20
Operating lease expense	11	17
Marketing	21	19
Other expense	185	203
Total noninterest expense	1,131	1,143
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	515	278
Income taxes	109	59
INCOME (LOSS) FROM CONTINUING OPERATIONS	406	219
Income (loss) from discontinued operations	(1)	—
NET INCOME (LOSS)	$405	$219
Income (loss) from continuing operations attributable to Key common shareholders	$370	$183
Net income (loss) attributable to Key common shareholders	369	183
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.34	$.20
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.34	.20
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.33	$.20
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.33	.20
Weighted-average Common Shares outstanding (000)	1,096,654	929,692
Effect of Common Share options and other stock awards	9,486	7,319
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	1,106,140	937,011

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended March 31,
(Unaudited)	2025	2024
Net income (loss)	$405	$219
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(136) and $47	424	(151)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(62) and $(20)	193	65
Net pension and postretirement benefit costs, net of income taxes of $(21) and $0	66	1
Total other comprehensive income (loss), net of tax	683	(85)
Comprehensive income (loss) attributable to Key	$1,088	$134

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176
Net income (loss)						405			405
Other comprehensive income (loss)								683	683
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.205 per share)						(229)			(229)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(1,958)			—		(35)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,158			(91)		131		40
BALANCE AT MARCH 31, 2025	1,996	1,111,986	$2,500	$1,257	$5,946	$14,724	$(2,637)	$(2,787)	$19,003

BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						219			219
Other comprehensive income (loss)								(85)	(85)
Deferred compensation					(4)				(4)
Cash dividends declared
Common Shares ($.205 per share)						(193)			(193)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(1,859)			—		(26)		(26)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,071			(113)		148		35
BALANCE AT MARCH 31, 2024	1,996	942,776	$2,500	$1,257	$6,164	$15,662	$(5,722)	$(5,314)	$14,547

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Three months ended March 31,
(Unaudited)	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$405	$219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	118	101
Depreciation, amortization, and accretion, net	3	24
Increase in cash surrender value of corporate-owned life insurance	(29)	(28)
Stock-based compensation expense	30	26
Deferred income taxes (benefit)	30	3
Proceeds from sales of loans held for sale	1,725	1,920
Originations of loans held for sale, net of repayments	(1,702)	(1,742)
Net losses (gains) on sales of loans held for sale	(30)	(28)
Net losses (gains) on leased equipment	4	(6)
Net securities and other investments losses (gains)	—	3
Net change in:
Trading account assets	(13)	(29)
Accrued income and other assets	(189)	287
Accrued expense and other liabilities	(792)	(404)
Other operating activities, net	300	13
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(140)	359
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	2,155	(2,388)
Purchases of securities available for sale	(3,970)	(1,465)
Proceeds from sales of securities available for sale	—	637
Proceeds from prepayments and maturities of securities available for sale	1,509	515
Proceeds from prepayments and maturities of held-to-maturity securities	236	306
Net decrease (increase) in other investments	(7)	(4)
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(679)	2,613
Proceeds from sales of portfolio loans	36	151
Proceeds from corporate-owned life insurance	19	20
Purchases of premises, equipment, and software	(10)	(12)
Proceeds from sales of premises and equipment	—	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(711)	374
FINANCING ACTIVITIES
Net increase (decrease) in deposits	977	(1,356)
Net increase (decrease) in short-term borrowings	206	(168)
Net proceeds from issuance of long-term debt	833	1,350
Payments on long-term debt	(701)	(1)
Employee equity compensation program Common Share repurchases	(35)	(26)
Net proceeds from reissuance of Common Shares	2	3
Cash dividends paid	(265)	(229)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,017	(427)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	166	306
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,743	941
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,909	$1,247
Additional disclosures relative to cash flows:
Interest paid	$938	$990
Income taxes paid (refunded)	(1)	20
Noncash items:
Reduction of secured borrowing and related collateral	$1	$1
Loans transferred to portfolio from held for sale	—	105
Loans transferred to held for sale from portfolio	6	—
Loans transferred to OREO	2	2

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2024 Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

Accounting Guidance Adopted in 2025

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740)	Annual periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain annual tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact and will be incorporated into Key’s annual tax disclosures within the Form 10-K.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
Dollars in millions, except per share amounts	2025	2024
EARNINGS
Income (loss) from continuing operations	$406	$219
Less: Dividends on Preferred Stock	36	36
Income (loss) from continuing operations attributable to Key common shareholders	370	183
Income (loss) from discontinued operations, net of taxes	(1)	—
Net income (loss) attributable to Key common shareholders	$369	$183
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,096,654	929,692
Effect of Common Share options and other stock awards	9,486	7,319
Weighted-average Common Shares and potential Common Shares outstanding (000)(a)	1,106,140	937,011
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.34	$.20
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.34	.20

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.33	$.20
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders—assuming dilution(b)	.33	.20
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

Dollars in millions	March 31, 2025	December 31, 2024
Commercial and industrial (b)(c)	$54,378	$52,909
Commercial real estate:
Commercial mortgage	13,239	13,310
Construction	2,929	2,936
Total commercial real estate loans	16,168	16,246
Commercial lease financing (c)	2,576	2,736
Total commercial loans	73,122	71,891
Residential — prime loans:
Real estate — residential mortgage	19,622	19,886
Home equity loans	6,154	6,358
Total residential — prime loans	25,776	26,244
Other consumer loans	5,000	5,167
Credit cards	911	958
Total consumer loans	31,687	32,369
Total loans (d)	$104,809	$104,260

(a)Accrued interest of $448 million and $456 million at March 31, 2025, and December 31, 2024, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $218 million and $212 million of commercial credit card balances at March 31, 2025, and December 31, 2024, respectively.
(c)Commercial and industrial includes receivables held as collateral for a secured borrowing of $192 million and $211 million at March 31, 2025, and December 31, 2024, respectively. Commercial lease financing includes receivables of $2 million and $3 million held as collateral for a secured borrowing at March 31, 2025, and December 31, 2024, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to these secured borrowings is included in Note 20 (“Long-Term Debt”) beginning on page 170 of our 2024 Form 10-K.
(d)Total loans exclude loans of $243 million at March 31, 2025, and $257 million at December 31, 2024, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 112 of our 2024 Form 10-K.

The ALLL at March 31, 2025, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2025:

Dollars in millions	December 31, 2024	Provision		Charge-offs	Recoveries	March 31, 2025
Commercial and Industrial	$639	$82		$(62)	$10	$669
Commercial real estate:
Real estate — commercial mortgage	320	13		(36)	—	297
Real estate — construction	51	6		—	—	57
Total commercial real estate loans	371	19		(36)	—	354
Commercial lease financing	27	7		—	—	34
Total commercial loans	1,037	108		(98)	10	1,057
Real estate — residential mortgage	90	(19)		(1)	1	71
Home equity loans	70	5		(1)	1	75
Other consumer loans	136	19		(14)	2	143
Credit cards	76	17		(12)	2	83
Total consumer loans	372	22		(28)	6	372
Total ALLL — continuing operations	1,409	130	(a)	(126)	16	1,429
Discontinued operations	13	1		(1)	—	13
Total ALLL — including discontinued operations	$1,422	$131		$(127)	$16	$1,442

(a)Excludes a credit related to reserves on lending-related commitments of $12 million.

Three months ended March 31, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	March 31, 2024
Commercial and Industrial	$556	$151		$(62)	$8	$653
Commercial real estate:
Real estate — commercial mortgage	419	(25)		(5)	—	389
Real estate — construction	52	9		—	—	61
Total commercial real estate loans	471	(16)		(5)	—	450
Commercial lease financing	33	(7)		—	2	28
Total commercial loans	1,060	128		(67)	10	1,131
Real estate — residential mortgage	162	(42)		(1)	2	121
Home equity loans	86	(7)		(1)	1	79
Other consumer loans	122	25		(16)	2	133
Credit cards	78	11		(12)	1	78
Total consumer loans	448	(13)		(30)	6	411
Total ALLL — continuing operations	1,508	115	(a)	(97)	16	1,542
Discontinued operations	16	—		(1)	—	15
Total ALLL — including discontinued operations	$1,524	$115		$(98)	$16	$1,557

(a)Excludes a credit related to reserves on lending-related commitments of $14 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 112 of our 2024 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20-year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), fixed investment, business bankruptcies, GDP, industrial production, unemployment rate, and Producer Price Index
	Commercial real estate	Property & real estate price indices, unemployment rate, business bankruptcies, GDP, and SOFR
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, 30 year mortgage rate and U.S. household income
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Other consumer	Unemployment rate, prime rate and U.S. household income
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of March 31, 2025, there is continued economic resiliency, but also unprecedented geopolitical uncertainty as a result of the recent changes to trade and other policies, which could add stress to the existing economic pressures.

We utilized the Moody’s February 2025 Consensus forecast as the baseline forecast to estimate our expected credit losses as of March 31, 2025. This baseline scenario reflects slowing growth over the next two years. U.S. GDP is expected to grow at an annual rate of approximately 2% for 2025 and 2026. The expected National Unemployment Rate is forecasted to remain close to 4% over the next two years. The U.S. Consumer Price Index is forecasted at 2.6% for 2025.

Current market conditions may not be fully captured in the baseline forecast as of the quarter-end. The geopolitical environment remains both uncertain and complex as a result of policy changes that could substantially impact global economies, including product and country specific tariffs, funding freezes and cuts to different government programs, federal layoffs, increased deportations and changes to immigration policy. These actions pose potential downside-risks to the economic outlook, although to what extent remains highly uncertain. These economic uncertainties were addressed through a qualitative reserve increase, which leveraged downside economic assumptions.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our March 31, 2025 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $20 million, or 1.9%, from December 31, 2024. The change in the reserve levels is reflective of a reserve build due to economic uncertainty as a result of the ongoing U.S. policy changes, which impact all portfolio segments. These reserve increases are partly offset by ongoing favorable portfolio credit migration, largely concentrated in the commercial real estate portfolio.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment was unchanged from December 31, 2024. The overall stable levels in the consumer allowance are driven by reserve increases due to economic uncertainty, which are offset by reserve decreases due to continued loan runoff.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of March 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$1,866	$6,429	$2,770	$6,599	$3,685	$5,108	$23,732	$181	$50,370
Criticized (Accruing)	15	178	287	683	285	570	1,667	35	3,720
Criticized (Nonaccruing)	—	24	7	53	30	10	162	2	288
Total commercial and industrial	1,881	6,631	3,064	7,335	4,000	5,688	25,561	218	54,378
Current year gross write-offs	—	—	2	5	3	10	42	—	62
Real estate — commercial mortgage
Risk Rating:
Pass	602	1,118	675	2,631	1,965	3,588	1,050	38	11,667
Criticized (Accruing)	15	7	98	555	272	379	29	11	1,366
Criticized (Nonaccruing)	—	—	—	135	32	39	—	—	206
Total real estate — commercial mortgage	617	1,125	773	3,321	2,269	4,006	1,079	49	13,239
Current year gross write-offs	—	—	—	6	21	9	—	—	36
Real estate — construction
Risk Rating:
Pass	43	255	880	895	309	148	45	2	2,577
Criticized (Accruing)	—	—	18	125	56	153	—	—	352
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	43	255	898	1,020	365	301	45	2	2,929
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	28	286	410	590	341	809	—	—	2,464
Criticized (Accruing)	—	3	32	27	6	44	—	—	112
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	28	289	442	617	347	853		—	2,576
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Total commercial loans	$2,569	$8,300	$5,177	$12,293	$6,981	$10,848	$26,685	$269	$73,122
Total commercial loan current year gross write-offs	$—	$—	$2	$11	$24	$19	$42	$—	$98

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$6,345	$3,097	$7,119	$3,934	$1,617	$3,969	$22,709	$115	$48,905
Criticized (Accruing)	172	219	597	419	208	476	1,550	41	3,682
Criticized (Nonaccruing)	23	13	68	30	2	31	153	2	322
Total commercial and industrial	6,540	3,329	7,784	4,383	1,827	4,476	24,412	158	52,909
Current year gross write-offs	1	12	65	106	4	31	144	—	363
Real estate — commercial mortgage
Risk Rating:
Pass	1,052	748	2,818	2,202	594	3,194	1,001	41	11,650
Criticized (Accruing)	31	85	571	281	93	316	30	9	1,416
Criticized (Nonaccruing)	—	—	123	52	3	66	—	—	244
Total real estate — commercial mortgage	1,083	833	3,512	2,535	690	3,576	1,031	50	13,310
Current year gross write-offs	—	—	1	6	—	32	1	—	40
Real estate — construction
Risk Rating:
Pass	199	846	1,021	340	87	67	42	2	2,604
Criticized (Accruing)	—	17	112	58	68	77	—	—	332
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	199	863	1,133	398	155	144	42	2	2,936
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	301	430	626	368	217	679	—	—	2,621
Criticized (Accruing)	2	34	33	9	16	21	—	—	115
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	303	464	659	377	233	700	—	—	2,736
Current year gross write-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Total commercial loans	$8,125	$5,489	$13,088	$7,693	$2,905	$8,896	$25,485	$210	$71,891
Total commercial loan current year gross write-offs	$1	$12	$66	$112	$4	$70	$145	$—	$410

(a)Accrued interest of $313 million and $322 million as of March 31, 2025, and December 31, 2024, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of March 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$29	$273	$655	$5,630	$7,107	$3,696	$—	$—	$17,390
660 to 749	12	67	114	587	646	470	—	—	1,896
Less than 660	—	5	13	79	62	154	—	—	313
No Score	1	3	2	1	—	15	1	—	23
Total real estate — residential mortgage	42	348	784	6,297	7,815	4,335	1	—	19,622
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	8	32	28	134	755	1,293	1,825	230	4,305
660 to 749	3	17	17	47	169	297	745	70	1,365
Less than 660	—	2	6	16	43	118	266	26	477
No Score	—	—	—	—	—	1	6	—	7
Total home equity loans	11	51	51	197	967	1,709	2,842	326	6,154
Current period gross write-offs	—	—	—	—	—	—	1	—	1
Other consumer loans
FICO Score:
750 and above	42	100	134	1,114	1,165	729	82	—	3,366
660 to 749	26	64	96	250	251	214	175	—	1,076
Less than 660	2	11	23	60	59	51	55	—	261
No Score	5	28	12	16	16	18	202	—	297
Total consumer direct loans	75	203	265	1,440	1,491	1,012	514	—	5,000
Current period gross write-offs	—	1	2	3	2	2	4	—	14
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	439	—	439
660 to 749	—	—	—	—	—	—	362	—	362
Less than 660	—	—	—	—	—	—	109	—	109
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	911	—	911
Current period gross write-offs	—	—	—	—	—	—	12	—	12
Total consumer loans	$128	$602	$1,100	$7,934	$10,273	$7,056	$4,268	$326	$31,687
Total consumer loan current period gross write-offs	$—	$1	$2	$3	$2	$3	$17	$—	$28

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$281	$669	$5,720	$7,203	$2,247	$1,510	$—	$—	$17,630
660 to 749	67	116	597	655	199	280	—	—	1,914
Less than 660	4	13	81	63	24	134	—	—	319
No Score	3	2	1	—	1	15	1	—	23
Total real estate — residential mortgage	355	800	6,399	7,921	2,471	1,939	1	—	19,886
Current period gross write-offs	1	—	1	—	—	1	—	—	3
Home equity loans
FICO Score:
750 and above	33	31	139	775	612	731	1,886	251	4,458
660 to 749	17	17	50	181	129	186	772	80	1,432
Less than 660	2	5	15	40	31	82	263	25	463
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	52	53	204	996	772	1,000	2,925	356	6,358
Current period gross write-offs	—	—	—	—	—	1	1	—	2
Other consumer loans
FICO Score:
750 and above	107	143	1,149	1,210	527	245	88	—	3,469
660 to 749	70	109	275	268	128	108	184	—	1,142
Less than 660	9	23	59	59	29	24	56	—	259
No Score	35	12	18	17	7	12	196	—	297
Total consumer direct loans	221	287	1,501	1,554	691	389	524	—	5,167
Current period gross write-offs	—	7	17	12	7	6	15	—	64
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	476	—	476
660 to 749	—	—	—	—	—	—	372	—	372
Less than 660	—	—	—	—	—	—	109	—	109
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	958	—	958
Current period gross write-offs	—	—	—	—	—	—	47	—	47
Total consumer loans	$628	$1,140	$8,104	$10,471	$3,934	$3,328	$4,408	$356	$32,369
Total consumer current period gross write-offs	$1	$7	$18	$12	$7	$8	$63	$—	$116

(a)Accrued interest of $135 million and $134 million as of March 31, 2025, and December 31, 2024, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 111 of our 2024 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2025, and December 31, 2024, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of March 31, 2025	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$53,917	$89	$29	$55	$288	$461	$54,378
Commercial real estate:
Commercial mortgage	12,943	37	48	5	206	296	13,239
Construction	2,926	—	—	3	—	3	2,929
Total commercial real estate loans	15,869	37	48	8	206	299	16,168
Commercial lease financing	2,572	3	1	—	—	4	2,576
Total commercial loans	$72,358	$129	$78	$63	$494	$764	$73,122
Real estate — residential mortgage	$19,513	$10	$5	$—	$94	$109	$19,622
Home equity loans	6,037	21	6	3	87	117	6,154
Other consumer loans	4,965	14	8	9	4	35	5,000
Credit cards	883	6	4	11	7	28	911
Total consumer loans	$31,398	$51	$23	$23	$192	$289	$31,687
Total loans	$103,756	$180	$101	$86	$686	$1,053	$104,809

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $448 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $74 million in Commercial mortgage and $7 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
(d)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

As of December 31, 2024	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$52,473	$48	$21	$45	$322	$436	$52,909
Commercial real estate:
Commercial mortgage	13,018	4	29	16	243	292	13,310
Construction	2,932	—	—	4	—	4	2,936
Total commercial real estate loans	15,950	4	29	20	243	296	16,246
Commercial lease financing	2,728	1	6	1	—	8	2,736
Total commercial loans	$71,151	$53	$56	$66	$565	$740	$71,891
Real estate — residential mortgage	$19,766	$20	$8	$—	$92	$120	$19,886
Home equity loans	6,232	26	8	3	89	126	6,358
Other consumer loans	5,129	15	9	9	5	38	5,167
Credit cards	928	6	5	12	7	30	958
Total consumer loans	$32,055	$67	$30	$24	$193	$314	$32,369
Total loans	$103,206	$120	$86	$90	$758	$1,054	$104,260

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $456 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $75 million in Commercial mortgage and $7 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
(d)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At March 31, 2025, the carrying amount of our commercial nonperforming loans outstanding represented 69% of their original contractual amount owed, total nonperforming loans outstanding represented 75% of their original contractual amount owed, and nonperforming assets in total were carried at 78% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $13 million for the three months ended March 31, 2025, and $13 million for the three months ended March 31, 2024.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $423 million at March 31, 2025 and $381 million at December 31, 2024.

As of March 31, 2025, 39% of our nonperforming loans were contractually current versus 43% as of December 31, 2024.

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

At March 31, 2025 and March 31, 2024, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was approximately $68 million and $133 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2025.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The ALLL for loans modified for borrowers experiencing financial difficulty is determined based on Key’s ALLL policy as described within Note 1 (“Summary of Significant Accounting Policies”) of our 2024 Form 10-K.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months of the noted periods. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of March 31, 2025, there were 98 loans totaling $15 million in a trial modification period. As of March 31, 2024, there were 79 loans totaling $11 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $77 million and $48 million at March 31, 2025 and March 31, 2024, respectively.

As of March 31, 2025	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$150	$60	$17	$227	0.42%
Commercial real estate:
Commercial mortgage	—	306	21	—	327	2.47
Construction	—	49	—	—	49	1.67
Total commercial real estate loans	—	355	21	—	376	2.33
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$—	$505	$81	$17	$603	0.82%
Real estate — residential mortgage	1	—	—	13	14	0.07
Home equity loans	4	1	1	6	12	0.19
Other consumer loans	—	3	—	2	5	0.10
Credit cards	—	—	—	4	4	0.44
Total consumer loans	5	4	1	25	35	0.11
Total loans	$5	$509	$82	$42	$638	0.61%

As of March 31, 2024	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$173	$48	$33	$254	0.46%
Commercial real estate:
Commercial mortgage	28	22	1	—	51	0.35
Construction	—	19	—	—	19	0.63
Total commercial real estate loans	28	41	1	—	70	0.40
Commercial lease financing	—	—	—	—	—	—
Total commercial loans	$28	$214	$49	$33	$324	0.43%
Real estate — residential mortgage	1	—	—	12	13	0.06
Home equity loans	2	1	1	7	11	0.16
Other consumer loans	—	1	—	2	3	0.05
Credit cards	—	—	—	4	4	0.43
Total consumer loans	3	2	1	25	31	0.09
Total loans	$31	$216	$50	$58	$355	0.32%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods.

Three months ended March 31, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(22.20)%	0.47
Commercial mortgage	—%	0.52
Real estate — residential mortgage	(1.45)%	5.24
Home equity loans	(1.83)%	6.05
Other consumer loans	(3.22)%	0.40
Credit cards	(2.22)%	0.25

Three months ended March 31, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(6.40)%	0.33
Commercial mortgage	(1.91)%	0.39
Construction	—%	1.00
Real estate — residential mortgage	(1.53)%	7.62
Home equity loans	(2.78)%	5.74
Other consumer loans	(1.43)%	0.70
Credit cards	(14.11)%	0.25

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

Key considers modifications to borrowers experiencing financial difficulty that subsequently become 90 days or more past due under modified terms as subsequently defaulted. The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty that were within 12 months of their modification and subsequently defaulted during the three months ended March 31, 2025.

Three months ended March 31, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial real estate
Commercial mortgage	$—	$19	$—	$—	$19
Total commercial real estate loans	—	19	—	—	19
Total commercial loans	—	19	—	—	19
Credit cards	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$19	$—	$1	$20

The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty that were within 12 months of their modification and subsequently defaulted during the three months ended March 31, 2024.

Three months ended March 31, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$50	$1	$—	$51
Total commercial loans	—	50	1	—	51
Total loans	$—	$50	$1	$—	$51

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the amortized cost as of March 31, 2025, of loans modified during the 12 months then ended, by aging.

As of March 31, 2025	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$207	$8	$12	$227
Commercial real estate
Commercial mortgage	256	50	21	327
Construction	49	—	—	49
Total commercial real estate loans	305	50	21	376
Commercial lease financing	—	—	—	—
Total commercial loans	512	58	33	603
Real estate — residential mortgage	14	—	—	14
Home equity loans	10	1	1	12
Other consumer loans	5	—	—	5
Credit cards	4	—	—	4
Total consumer loans	$33	$1	$1	$35
Total loans	$545	$59	$34	$638

The following table presents the amortized cost as of March 31, 2024, of loans modified during the 12 months then ended, by aging.

As of March 31, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$184	$16	$54	$254
Commercial real estate
Commercial mortgage	29	22	—	51
Construction	19	—	—	19
Total commercial real estate loans	232	38	54	324
Commercial lease financing	—	—	—	—
Total commercial loans	232	38	54	324
Real estate — residential mortgage	11	2	—	13
Home equity loans	9	1	1	11
Other consumer loans	3	—	—	3
Credit cards	4	—	—	4
Total consumer loans	$27	$3	$1	$31
Total loans	$259	$41	$55	$355

Liability for Credit Losses on Lending-related Commitments

The liability for credit losses on lending-related commitments is included in “accrued expense and other liabilities” on the balance sheet. This includes credit risk for recourse associated with loans sold under the Fannie Mae Delegated Underwriting and Servicing program and credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
Dollars in millions	2025	2024
Balance at beginning of period	$290	$296
Provision (credit) for losses on lending-related commitments	(12)	(14)
Other	—	(1)
Balance at end of period	$278	$281

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market of the asset or liability. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2024 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements”) in our 2024 Form 10-K. The following tables present these assets and liabilities at March 31, 2025, and December 31, 2024.

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$824	$—	$824	$—	$930	$—	$930
States and political subdivisions	—	136	—	136	—	127	—	127
Other mortgage-backed securities	—	311	—	311	—	183	—	183
Other securities	—	19	—	19	—	25	—	25
Total trading account securities	—	1,290	—	1,290	—	1,265	—	1,265
Commercial loans	—	6	—	6	—	18	—	18
Total trading account assets	—	1,296	—	1,296	—	1,283	—	1,283
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8,362	—	8,362	—	8,904	—	8,904
Agency residential collateralized mortgage obligations	—	9,131	—	9,131	—	9,224	—	9,224
Agency residential mortgage-backed securities	—	18,977	—	18,977	—	15,169	—	15,169
Agency commercial mortgage-backed securities	—	4,281	—	4,281	—	4,410	—	4,410
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	40,751	—	40,751	—	37,707	—	37,707
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	—	—	—	13	—	—	—	14
Total principal investments	—	—	—	13	—	—	—	14
Equity investments:
Direct	—	—	3	3	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	61	—	—	—	54
Indirect (measured at NAV) (a)	—	—	—	4	—	—	—	3
Total equity investments	—	—	3	68	—	—	2	59
Total other investments	—	—	3	81	—	—	2	73
Loans, net of unearned income (residential)	—	—	10	10	—	—	10	10
Loans held for sale (residential)	—	86	—	86	—	93	—	93
Derivative assets:
Interest rate	—	113	4	117	—	114	(4)	110
Foreign exchange	72	15	—	87	93	31	—	124
Commodity	—	483	—	483	—	363	—	363
Credit	—	—	—	—	—	—	—	—
Other	—	11	1	12	—	15	—	15
Derivative assets	72	622	5	699	93	523	(4)	612
Netting adjustments (b)	—	—	—	(279)	—	—	—	(363)
Total derivative assets	72	622	5	420	93	523	(4)	249
Total assets on a recurring basis at fair value	$72	$42,755	$18	$42,644	$93	$39,606	$8	$39,415
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$245	$833	$—	$1,078	$107	$773	$—	$880
Derivative liabilities:
Interest rate	—	744	—	744	—	965	—	965
Foreign exchange	64	15	—	79	85	32	—	117
Commodity	—	466	—	466	—	343	—	343
Credit	—	1	6	7	—	—	—	—
Other	—	7	—	7	—	14	—	14
Derivative liabilities	64	1,233	6	1,303	85	1,354	—	1,439
Netting adjustments (b)	—	—	—	(528)	—	—	—	(411)
Total derivative liabilities	64	1,233	6	775	85	1,354	—	1,028
Total liabilities on a recurring basis at fair value	$309	$2,066	$6	$1,853	$192	$2,127	$—	$1,908

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

The following table presents the fair value of our indirect principal investments and related unfunded commitments at March 31, 2025, as well as financial support provided for the three months ended March 31, 2025, and March 31, 2024.

			Financial support provided
			Three months ended March 31,
	March 31, 2025		2025		2024
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Indirect investments (measured at NAV) (a)	$13	$1	$—	$—	$—	$—
Total	$13	$1	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2025, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2025, and March 31, 2024.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3	End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2025
Other investments
Equity investments
Direct	$2	$—	$1	(c)	$—	$—	$—	$—	$—		$—	$3	$—
Loans, net of unearned income (residential)	10	—	—		—	—	—	—	—		—	10	—
Derivative instruments (a)
Interest rate	(4)	—	7	(d)	5	—	—	—	(4)	(e)	—	4	—
Credit	—	—	(6)		—	—	—	—	—		—	(6)	—
Other (b)	—	—	—		—	—	—	1	—		—	1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2024
Other investments
Equity investments
Direct	$2	$—	$—	(c)	$—	$—	$—	$—	$—		$—		$2	$—
Loans, net of unearned income (residential)	9	—	—		—	—	—	—	—		—		9	—
Derivative instruments (a)
Interest rate	(2)	—	(4)	(c)	1	—	—	—	2	(e)	3	(e)	—	—
Other (b)	2	—	—		—	—	—	(1)	—		—		1	—

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
(e)Certain derivatives previously classified as Level 2 were transferred to Level 3 and vice versa based upon changes in the significance of unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2024 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2025, and December 31, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2025, and December 31, 2024:

	March 31, 2025				December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$69	$69	$—	$—	$152	$152
Accrued income and other assets	—	—	16	16	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$85	$85	$—	$—	$166	$166

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2025, and December 31, 2024, the carrying amount of equity investments under this method was $419 million and $394 million, respectively. We recorded less than $1 million of adjustments or impairments for the three months ended March 31, 2025.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at March 31, 2025, and December 31, 2024, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	March 31, 2025	December 31, 2024			March 31, 2025	December 31, 2024
Recurring
Loans, net of unearned income (residential)	$10	$10	Market comparable pricing	Comparability factor	68.00 - 95.00% (77.36%)	68.00-95.00% (77.48%)
Derivative instruments:
Interest rate	4	(4)	Discounted cash flows	Probability of default	.02 - 100% (4.50%)	.02 - 100% (5.00%)
				Loss given default	0 - 1 (.496)	0 - 1 (.500)
Insignificant level 3 assets, net of liabilities(c)	(2)	2
Nonrecurring
Collateral-dependent loans	69	152	Fair value of collateral	Credit and liquidity discount	0 - 100.00% (38.00%)	0 - 100.00% (33.00%)
Accrued income and other assets:
OREO and other Level 3 assets	16	14	Appraised value	Appraised value	N/M	N/M

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

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2025, and December 31, 2024, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2025
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,296	$—	$1,296	$—	$—	$—		$1,296
Other investments (b)	1,050	—	—	972	78	—		1,050
Loans, net of unearned income (residential) (d)	10	—	—	10	—	—		10
Loans held for sale (residential) (b)	86	—	86	—	—	—		86
Derivative assets - trading (b)	418	72	617	6	—	(277)	(f)	418
Fair value - OCI
Securities available for sale (b)	40,751	—	40,751	—	—	—		40,751
Derivative assets - hedging (b)(g)	2	—	4	—	—	(2)	(f)	2
Amortized cost
Held-to-maturity securities (c)	7,160	—	6,730	—	—	—		6,730
Loans, net of unearned income (d)	103,370	—	—	99,542	—	—		99,542
Loans held for sale (b)	725	—	—	725	—	—		725
Other
Cash and other short-term investments (a)	17,258	17,258	—	—	—	—		17,258
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$773	$64	$1,230	$6	$—	$(527)	(f)	$773
Fair value - OCI
Derivative liabilities - hedging (b)(g)	2	—	3	—	—	(1)	(f)	2
Amortized cost
Time deposits (e)	16,175	—	16,253	—	—	—		16,253
Short-term borrowings (a)	2,350	245	2,105	—	—	—		2,350
Long-term debt (e)	12,392	11,837	457	—	—	—		12,294
Other
Deposits with no stated maturity (a)	134,562	—	134,562	—	—	—		134,562

	December 31, 2024
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,283	$—	$1,283	$—	$—	$—		$1,283
Other investments (b)	1,041	—	—	969	72	—		1,041
Loans, net of unearned income (residential) (d)	10	—	—	10	—	—		10
Loans held for sale (residential) (b)	93	—	93	—	—	—		93
Derivative assets - trading (b)	255	$93	527	(4)	—	(361)	(f)	255
Fair value - OCI
Securities available for sale (b)	37,707	—	37,707	—	—	—		37,707
Derivative assets - hedging (b)(g)	(6)	—	(4)	—	—	(2)	(f)	(6)
Amortized cost
Held-to-maturity securities (c)	7,395	—	6,837	—	—	—		6,837
Loans, net of unearned income (d)	102,841	—	—	99,105	—	—		99,105
Loans held for sale (b)	704	—	—	704	—	—		704
Other
Cash and other short-term investments (a)	19,247	19,247	—	—	—	—		19,247
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,028	$85	$1,351	$—	$—	$(408)	(f)	$1,028
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	3	—	—	(3)	(f)	—
Amortized cost
Time deposits (e)	16,952	—	17,068	—	—	—		17,068
Short-term borrowings (a)	2,144	107	2,037	—	—	—		2,144
Long-term debt (e)	12,105	11,430	477	—	—	—		11,907
Other
Deposits with no stated maturity (a)	132,808	—	132,808	—	—	—		132,808

Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within our 2024 Form 10-K Note 6 (“Fair Value Measurements”). Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.
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
(g)Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 115 of our 2024 Form 10-K.

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $243 million ($181 million at fair value) at March 31, 2025, and $257 million ($192 million at fair value) at December 31, 2024.

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

	March 31, 2025				December 31, 2024
Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$8,347	$47	$32	$8,362	$8,928	$20	$44	$8,904
Agency residential collateralized mortgage obligations	11,135	6	2,010	9,131	11,409	8	2,193	9,224
Agency residential mortgage-backed securities	19,597	58	678	18,977	16,038	3	872	15,169
Agency commercial mortgage-backed securities	4,707	—	426	4,281	4,927	—	517	4,410
Total securities available for sale	$43,786	$111	$3,146	$40,751	$41,302	$31	$3,626	$37,707

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,452	$7	$246	$4,213	$4,577	$3	$332	$4,248
Agency residential mortgage-backed securities	148	—	15	133	151	—	17	134
Agency commercial mortgage-backed securities	2,300	1	171	2,130	2,333	—	203	2,130
Asset-backed securities (c)	236	—	5	231	308	—	8	300
Other securities	24	—	1	23	26	—	1	25
Total held-to-maturity securities	$7,160	$8	438	$6,730	$7,395	$3	$561	$6,837

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At March 31, 2025, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $127 million and $20 million, respectively. At December 31, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $109 million and $21 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $71 million and $(6) million as of March 31, 2025 and December 31, 2024, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
(c)Amortized cost includes $231 million of securities as of March 31, 2025, and $303 million of securities as of December 31, 2024, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025, and December 31, 2024.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Securities available for sale:
U.S Treasury, agencies, and corporations	$2,646	$4	$516	$28	$3,162	$32
Agency residential collateralized mortgage obligations	98	—	8,161	2,010	8,259	2,010
Agency residential mortgage-backed securities	8,138	137	3,120	541	11,258	678
Agency commercial mortgage-backed securities	48	—	4,233	426	4,281	426
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	184	3	3,482	243	3,666	246
Agency residential mortgage-backed securities	—	—	133	15	133	15
Agency commercial mortgage-backed securities	—	—	2,059	171	2,059	171
Asset-backed securities	—	—	231	5	231	5
Other securities	2	—	6	1	8	1
Total securities in an unrealized loss position	$11,116	$144	$21,941	$3,440	$33,057	$3,584
December 31, 2024
Securities available for sale:
U.S. Treasury, agencies, and corporations	$3,647	$8	$508	$36	$4,155	$44
Agency residential collateralized mortgage obligations	91	—	8,108	2,193	8,199	2,193
Agency residential mortgage-backed securities	11,364	254	3,145	618	14,509	872
Agency commercial mortgage-backed securities	50	1	4,360	516	4,410	517
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	569	18	3,387	314	3,956	332
Agency residential mortgage-backed securities	—	—	134	17	134	17
Agency commercial mortgage-backed securities	—	—	2,060	203	2,060	203
Asset-backed securities	—	—	300	8	300	8
Other securities	7	—	8	1	15	1
Total securities in an unrealized loss position	$15,728	$281	$22,010	$3,906	$37,738	$4,187

Based on our evaluation at March 31, 2025, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The security issuers continue to make timely principal and interest payments.

For the three months ended March 31, 2025, we had no gross realized gains or losses from the sale of securities available for sale. For the three months ended March 31, 2024, we recognized no gross realized gains and $3 million in gross realized losses from the sale of securities available for sale.

At March 31, 2025 and December 31, 2024, securities available for sale and held-to-maturity securities totaling $20.4 billion and $19.1 billion, respectively, were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at March 31, 2025. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2025	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,995	$2,988	$77	$76
Due after one through five years	10,639	10,305	2,599	2,505
Due after five through ten years	20,811	19,092	2,640	2,487
Due after ten years	9,341	8,366	1,844	1,662
Total	$43,786	$40,751	$7,160	$6,730

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

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 115 of our 2024 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 144 of our 2024 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2025, and December 31, 2024. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	March 31, 2025			December 31, 2024
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$65,784	$4	$3	$64,701	$(4)	$3
Derivatives not designated as hedging instruments:
Interest rate	68,737	113	741	72,215	114	962
Foreign exchange	6,554	87	79	6,516	124	117
Commodity	8,921	483	466	8,778	363	343
Credit	84	—	7	60	—	—
Other (b)	3,746	12	7	3,145	15	14
Total derivatives not designated as hedging instruments:	88,042	695	1,300	90,714	616	1,436
Netting adjustments (c)	—	(279)	(528)	—	(363)	(411)
Net derivatives in the balance sheet	153,826	420	775	155,415	249	1,028
Other collateral (d)	—	(1)	(30)	—	—	(1)
Net derivative amounts	$153,826	$419	$745	$155,415	$249	$1,027

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of March 31, 2025, excess collateral that has not been offset against net derivative instrument positions totaled $187 million of cash collateral and $276 million of securities collateral posted as well as $4 million of cash collateral and $4 million of securities collateral held. As of December 31, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $168 million of cash collateral and $215 million of securities collateral posted as well as $13 million of cash collateral and $32 million of securities collateral held.
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

Fair value hedges. During the three months ended March 31, 2025, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2025, and December 31, 2024, related to cumulative basis adjustments for fair value hedges.

	March 31, 2025
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$11,112	$(341)	$(4)
Interest rate contracts	Securities Available for Sale(c)	11,909	(72)	16

	December 31, 2024
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$10,249	$(490)	$(4)
Interest rate contracts	Securities Available for Sale(c)	12,097	5	17
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At March 31, 2025, and December 31, 2024, the amortized costs of the closed portfolios in these hedging relationships was $5.4 billion and $5 billion, respectively, of which $4.0 billion was designated in a portfolio layer hedging relationship for both period ends. At March 31, 2025, and December 31, 2024, the cumulative basis adjustments associated with these amounts totaled $9 million and $41 million, respectively, which is comprised of $(25) million and $24 million in active hedging relationships and $16 million and $17 million for discontinued hedging relationships.

Cash flow hedges. During the three-month period ended March 31, 2025, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2025, we expect to reclassify an estimated $187 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2025. As of March 31, 2025, the maximum length of time over which we hedge forecasted transactions is 4.43 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2025, and March 31, 2024.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended March 31, 2025
Total amounts presented in the consolidated statement of income	$(193)	$1,401	$392	$175

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(153)	$—	$78	$—
Recognized on derivatives designated as hedging instruments	108	—	(71)	—
Net income (expense) recognized on fair value hedges	$(45)	$—	$7	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(93)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(93)	$—	$—

Three months ended March 31, 2024
Total amounts presented in the consolidated statement of income	$(328)	$1,538	$232	$170

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$128	$—	$(151)	$—
Recognized on derivatives designated as hedging instruments	(200)	—	182	—
Net income (expense) recognized on fair value hedges	$(72)	$—	$31	$—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(216)	$—	$1
Net income (expense) recognized on cash flow hedges	$—	$(216)	$—	$1

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2025, and March 31, 2024, and where they are recorded on the income statement. The table includes net gains (losses) recognized in AOCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended March 31, 2025
Cash Flow Hedges
Interest rate	$241	Interest income — Loans	$(93)
Interest rate	(1)	Interest expense — Long-term debt	(1)
Interest rate	—	Investment banking and debt placement fees	—
Total	$240		$(94)
Three months ended March 31, 2024
Cash Flow Hedges
Interest rate	$(283)	Interest income — Loans	$(216)
Interest rate	1	Interest expense — Long-term debt	—
Interest rate	1	Investment banking and debt placement fees	1
Total	$(281)		$(215)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2025, and March 31, 2024, and where they are recorded on the income statement.

	Three months ended March 31, 2025				Three months ended March 31, 2024
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	$—	$6	$14	$10	$—	$—	$10
Foreign exchange	12	—	—	12	12	—	—	12
Commodity	2	—	—	2	3	—	—	3
Credit	—	—	(12)	(12)	—	—	(11)	(11)
Other	—	—	5	5	—	3	3	6
Total net gains (losses)	$22	$—	$(1)	$21	$25	$3	$(8)	$20

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $38 million was netted against derivative assets on the balance sheet at March 31, 2025, compared to $75 million of cash collateral netted against derivative assets at December 31, 2024. The cash collateral netted against derivative liabilities totaled $287 million at March 31, 2025, and $124 million at December 31, 2024. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 144 of our 2024 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	March 31, 2025	December 31, 2024
Interest rate	$75	$58
Foreign exchange	57	81
Commodity	314	170
Credit	—	—
Other	12	15
Derivative assets before collateral	458	324
Plus(Less): Related collateral	(38)	(75)
Total derivative assets	$420	$249

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2025, we had gross exposure of $103 million to broker-dealers and banks and a net exposure of $23 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $22 million after considering $1 million of additional collateral held in the form of securities. At December 31, 2024, we had gross exposure of $247 million to broker-dealers and banks, a net exposure of $42 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist, and held no additional collateral in the form of securities against this net exposure.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and SOFR futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”). At March 31, 2025, and December 31, 2024, our CVA reserve was $6 million and $4 million, respectively. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At March 31, 2025, we had gross exposure of $458 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $398 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. At December 31, 2024, we had gross exposure of $239 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements and had net exposure of $207 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a nominal net liability position as of March 31, 2025 and December 31, 2024. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 144 of our 2024 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2025, and December 31, 2024. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2025			December 31, 2024
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$5	5.79	2.22%	$2	7.64	2.03%
Total credit derivatives sold	$5	—	—	$2	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support

Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2025, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	March 31, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$(303)	$(83)
Collateral posted	264	80

As of March 31, 2025, and December 31, 2024, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At March 31, 2025, and December 31, 2024, only KeyBank held derivative contracts with credit risk contingent features.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans from other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 117 of our 2024 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2025	2024
Balance at beginning of period	$609	$638
Servicing retained from loan sales	15	18
Purchases	4	6
Amortization	(31)	(31)
Balance at end of period	$597	$631
Fair value at end of period	$805	$846

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2025, and March 31, 2024, along with the valuation techniques, are shown in the following table:

		March 31, 2025			March 31, 2024
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.01%
	Residual cash flows discount rate	6.97%	10.65%	10.35%	7.41%	10.65%	10.28%
	Escrow earn rate	4.60%	4.75%	4.74%	5.00%	5.09%	5.00%
	Loan assumption rate	—%	2.53%	2.00%	—%	2.16%	1.97%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $107 million for the three-month period ended March 31, 2025, and $87 million for the three-month period ended March 31, 2024. This fee income was offset by $31 million of amortization for the three-month period ended March 31, 2025, and $31 million for the three-month period ended March 31, 2024. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2025	2024
Balance at beginning of period	$111	$108
Servicing retained from loan sales	3	2
Amortization	(3)	(2)
Balance at end of period	$111	$108
Fair value at end of period	$138	$133

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2025, and March 31, 2024, along with the valuation techniques, are shown in the following table:

		March 31, 2025			March 31, 2024
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	5.54%	29.62%	7.77%	6.29%	43.74%	7.68%
	Discount rate	6.50%	8.75%	6.61%	6.50%	8.75%	6.59%
	Servicing cost	$70.00	$4,332	$76.54	$70.00	$3,582	$74.91
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

The amortization of residential servicing assets for March 31, 2025, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $9 million for the three-month period ended March 31, 2025, and $9 million for the three-month period ended March 31, 2024. This fee income was offset by $3 million of amortization for the three-month period ended March 31, 2025, and $2 million for the three-month period ended March 31, 2024. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 152 of our 2024 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the Consolidated Statements of Income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the Consolidated Statements of Income. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
Dollars in millions	2025	2024
Sales-type and direct financing leases
Interest income on lease receivable	$15	$18
Interest income related to accretion of unguaranteed residual asset	2	3
Interest income on deferred fees and costs	5	5
Total sales-type and direct financing lease income	$22	$26
Operating leases
Operating lease income related to lease payments	$12	$18
Other operating leasing gains (losses)	(3)	6
Total operating lease income and other leasing gains	9	24
Total lease income	$31	$50

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. A quantitative or qualitative testing approach may be used. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 117 of our 2024 Form 10-K. There were no changes to goodwill balances in the first quarter of 2025.

The carrying amount of goodwill by reporting segment is presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT MARCH 31, 2024	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2024	$1,819	$933	$2,752
BALANCE AT MARCH 31, 2025	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2024 Form 10-K.

LIHTC and NMTC investments. We had $2.4 billion and $2.5 billion of investments in LIHTC operating partnerships at March 31, 2025, and December 31, 2024, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2025, and December 31, 2024, we had liabilities of $1.3 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2025, and December 31, 2024. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2024 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2025
LIHTC investments	$9,959	$4,584	$2,877
December 31, 2024
LIHTC investments	$9,901	$4,468	$2,996

We had $29 million and $29 million in NMTC investments at March 31, 2025 and December 31, 2024, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the three months ended March 31, 2025, we recognized $68 million of amortization, $66 million of tax credits and $17 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the three months ended March 31, 2024, we recognized $55 million of amortization, $54 million of tax credits and $13 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $13 million and $14 million at March 31, 2025 and December 31, 2024, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2025, and December 31, 2024.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2025
Indirect investments	$2,210	$3	$14
December 31, 2024
Indirect investments	$2,352	$3	$15

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2025, and December 31, 2024, that can be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2025, and December 31, 2024, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 133 and in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2024 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at March 31, 2025, and December 31, 2024. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Of the total balance as of March 31, 2025, $231 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 158 of our 2024 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
March 31, 2025
Other unconsolidated VIEs	$668	$1
December 31, 2024
Other unconsolidated VIEs	$733	$1

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 21.2% for the first quarter of 2025 and 21.3% for the first quarter of 2024. The effective tax rates were less than our combined federal and state statutory tax rate of 24.2%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Deferred Taxes

At March 31, 2025, we had a net deferred tax asset of $1.4 billion, compared to a net deferred tax asset of $1.6 billion at December 31, 2024, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $15 million at March 31, 2025, and $15 million at December 31, 2024. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At March 31, 2025, Key’s unrecognized tax benefits were $40 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2025, and December 31, 2024, approximately $243 million and $257 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 164 of our 2024 Form 10-K.

	Three months ended March 31,
Dollars in millions	2025	2024
Interest cost on PBO	$11	$10
Expected return on plan assets	(11)	(10)
Amortization of losses	2	3
Settlement loss	—	—
Net pension cost	$2	$3

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

The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2025
KeyCorp Capital I	$156	$6	$162	5.312%	2028
KeyCorp Capital II	86	4	90	6.875	2029
KeyCorp Capital III	111	4	115	7.750	2029
HNC Statutory Trust III	21	1	22	5.990	2035
HNC Statutory Trust IV	18	1	19	5.829	2037
Willow Grove Statutory Trust I	21	1	22	5.871	2036
Westbank Capital Trust II	8	—	8	6.756	2034
Westbank Capital Trust III	8	—	8	6.756	2034
Total	$429	$17	$446	6.392%	—

December 31, 2024	$427	$17	$444	6.519%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. The principal amount of certain debentures include debt issuance costs and basis adjustments related to fair value hedges totaling $16 million and $14 million at March 31, 2025, and December 31, 2024, respectively. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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

16. Contingent Liabilities and Guarantees

Legal Proceedings

Litigation. From time to time, in the ordinary course of business, we and our subsidiaries are subject to various litigation, investigations, and administrative proceedings. Private, civil litigation may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members, as well as arbitrations and mass arbitrations. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These matters may involve claims for substantial monetary relief. At times, these matters may present novel claims or legal theories. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any matter to which we are a party, or involving any of our properties, that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We continually monitor and reassess the potential materiality of these litigation matters. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2025. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 118 of our 2024 Form 10-K.

March 31, 2025	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,403	$71
Recourse agreement with FNMA	7,817	60
Residential mortgage reserve	3,398	8
Written put options (a)	1,839	47
Total	$17,457	$186

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2025, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2024 Form 10-K.

Standby letters of credit. At March 31, 2025, our standby letters of credit had a remaining weighted-average life of 1.4 years, with remaining actual lives ranging from less than 1 year to 9.7 years.

Recourse agreement with FNMA. At March 31, 2025, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.2 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 31.6% of the principal balance of loans outstanding at March 31, 2025. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $60 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At March 31, 2025, the unpaid principal balance outstanding of loans sold by us in this program was $11.3 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2025.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $8 million at March 31, 2025. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2025, our written put options had an average life of 1.3 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 174 of our 2024 Form 10-K.

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2025, and March 31, 2024, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2024	$(2,734)	$(434)	$(302)	$(3,470)
Other comprehensive income before reclassification, net of income taxes	424	122	64	610
Amounts reclassified from AOCI, net of income taxes (a)	—	71	2	73
Net current-period other comprehensive income, net of income taxes	424	193	66	683
Balance at March 31, 2025	$(2,310)	$(241)	$(236)	$(2,787)

Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	(153)	(99)	(1)	(253)
Amounts reclassified from AOCI, net of income taxes (a)	2	164	2	168
Net current-period other comprehensive income, net of income taxes	(151)	65	1	(85)
Balance at March 31, 2024	$(4,341)	$(698)	$(275)	$(5,314)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2025, and March 31, 2024, are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2025	2024
Unrealized gains (losses) on securities available for sale
Realized gains	$—	$—	Net securities gains (losses)
Realized losses	—	(3)	Net securities gains (losses)
	—	(3)	Income (loss) from continuing operations before income taxes
	—	(1)	Income taxes
	$—	$(2)	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(93)	$(216)	Interest income — Loans
Interest rate	(1)	—	Interest expense — Long-term debt
Interest rate	—	1	Investment banking and debt placement fees
	(94)	(215)	Income (loss) from continuing operations before income taxes
	(23)	(51)	Income taxes
	$(71)	$(164)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(2)	$(3)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	—	Other expense
	(2)	(3)	Income (loss) from continuing operations before income taxes
	—	(1)	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

On March 13, 2025, Key announced that its Board of Directors has authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of KeyCorp Common Shares, in the open market or in privately negotiated transactions.

During the first quarter of 2025, Key did not complete any open market share repurchases. We repurchased $35 million of shares related to equity compensation programs in the first quarter of 2025.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the first quarter of 2025.

Preferred Stock

The following table summarizes our preferred stock at March 31, 2025.

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2025 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

19. Business Segment Reporting

The following is a description of the segments and their primary businesses at March 31, 2025.

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

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2025, and March 31, 2024. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2025	2024	2025	2024	2025	2024	2025	2024
SUMMARY OF OPERATIONS
Net interest income (TE)	$648	$532	$534	$397	$(77)	$(43)	$1,105	$886
Noninterest income	226	225	408	401	34	21	668	647
Total revenue (TE) (a)	874	757	942	798	(43)	(22)	1,773	1,533
Provision for credit losses	43	(2)	75	102	—	1	118	101
Personnel expense	219	210	187	160	274	304	680	674
Other direct noninterest expense	141	161	77	95	233	210	451	466
Support and overhead	316	333	198	187	(514)	(517)	—	3
Income (loss) from continuing operations before income taxes (TE)	155	55	405	254	(36)	(20)	524	289
Allocated income taxes and TE adjustments	37	14	84	49	(3)	7	118	70
Income (loss) from continuing operations	118	41	321	205	(33)	(27)	406	219
Income (loss) from discontinued operations, net of taxes	—	—	—	—	(1)	—	(1)	—
Net income (loss)	$118	$41	$321	$205	$(34)	$(27)	$405	$219

AVERAGE BALANCES (b)
Loans and leases	$36,819	$39,919	$67,056	$70,633	$479	$482	$104,354	$111,034
Total assets (a)	39,806	42,710	76,707	80,000	69,577	63,158	186,090	185,868
Deposits	88,306	84,075	57,436	56,331	2,800	2,472	148,542	142,878
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2025, and March 31, 2024. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended March 31, 2025			Three months ended March 31, 2024
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$113	$19	$132	$109	$17	$126
Investment banking and debt placement fees	—	127	127	—	130	130
Services charges on deposit accounts	33	35	68	34	29	63
Cards and payments income	42	40	82	43	34	77
Other noninterest income	2	—	2	3	—	3
Total revenue from contracts with customers	$190	$221	$411	$189	$210	$399

Other noninterest income (a)			$223			$227
Noninterest income from other segments(b)			34			21
Total noninterest income			$668			$647

(a)Noninterest income considered earned outside the scope of contracts with customers.
(b)Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Corporate treasury includes realized gains and losses from transactions associated with Key's investment securities portfolio. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 19 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities as of March 31, 2025, and March 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2025

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

Item 1A.    Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 11-23 of our 2024 Form 10-K; Part I, Item 1A. Risk Factors, on pages 24-42 of our 2024 Form 10-K; the section titled “Supervision and regulation” in this report; and our disclosure regarding forward-looking statements in this report.

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

We did not complete any open market share repurchases in the first quarter of 2025. On March 13, 2025, our Board of Directors authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of KeyCorp common shares, in the open market or in privately negotiated transactions. We intend to begin repurchasing shares under this program in the second half of 2025. The timing and price of repurchases as well as the actual number of shares repurchased under the program will be at the discretion of KeyCorp and will depend on a variety of factors, including general market conditions, the stock price, regulatory requirements and limitations, corporate liquidity requirements, and other factors.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis.

During the first quarter of 2025, Key repurchased $35 million of shares related to equity compensation programs.

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2025. Refer to Note 18 (“Shareholders' Equity”) for more information regarding share repurchases made during the three months ended March 31, 2025.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
January 1 - 31	11,581	$17.69	—	—
February 1 - 28	1,947,229	17.72	—	—
March 1 - 31	178	15.63	—	1,000,000,000
Total	1,958,988	$17.72	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the first quarter of 2025.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended March 31, 2025, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2024. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. A copy of this Exhibit has been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers and persons who own 10% or more of a registered class of our equity securities under Section 16 of the Exchange Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

May 6, 2025	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)