Form 10-Q
period 2025-09-30
KEYCORP /NEW/
filed 2025-11-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,092,919,589 shares
Title of class	Outstanding at October 31, 2025

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2025, and September 30, 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
•disruption of the U.S. and global financial system and markets, including ongoing volatility in the capital and bond markets and the impact of inflation, tariffs, a prolonged shutdown of the U.S. government, and a potential global economic downturn or recession;
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

Executive Overview

Key reported $454 million in net income from continuing operations attributable to Key common shareholders, or diluted earnings per share of $0.41, in the third quarter of 2025.

Our actions and results during the third quarter of 2025 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 50 of our 2024 Form 10-K.

•Client deposits and net new relationship households increased 2% year-over-year on an annualized basis, reflecting strong client growth and relationship depth.
•Our Assets Under Management stand at a record high of $67.9 billion for the third quarter of 2025, up 11% year-over-year, driven by net positive cash inflows and market impacts on portfolios.
•Our continuous focus on maintaining our risk discipline has and should continue to position us to perform well through all business cycles. Net charge-offs are tracking in line with our current outlook for the year.
•Our noninterest income strength continues to be driven by differentiated fee businesses strategically focused on targeted scale. On a quarterly basis, Investment banking and debt placement fees and Trust and investment services fees are up 8% and 7%, respectively, versus the prior year.
•We ended the quarter with a Common Equity Tier 1 ratio of 11.8%(a), up over 100 basis points year-over-year, which positions us to continue to support existing and prospective clients.
(a) September 30, 2025 capital ratios are estimates

Business outlook

Consistent with the forward guidance we provided on October 16, 2025, we expect these current year results, that is, full year 2025 vs. full year 2024:

Category	2024 Baseline	FY2025 (vs FY 2024)(a)
Average loans	$107.7 Billion	down 1% to 3%
Ending loans	$104.3 Billion	up ~2% vs YE 2024
PE Commercial Loans	$71.9 Billion	up ~5%
Net interest income (TE)(c)	$3,810 Million	up 22%(b) (previously up 20% - 22%)
Net Interest Margin		2.75% - 2.80% in 4Q25 (previously ~2.75%)
Adjusted noninterest income(c)	$2,645 Million	up 5 -6% (previously up 5%+)
Adjusted noninterest expense(c)	$4,520 Million	up ~4% (previously up 3% to 5%)
Net charge-offs to average loans	41 bps	40 to 45 basis points (FY2025)
Effective tax rate		~21% (previously ~21% to 22%)
Tax-equivalent Effective Rate(d)		~22% (previously ~23% to 24%)
(a)    Ranges are shown on an operating basis.
(b)    Additional Guidance: Net interest income (TE): 13%+ 4Q25 vs 4Q24 (previously 11%+).
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

Driven by balance sheet growth and optimization, continued momentum across priority based fee businesses, and ongoing expense discipline we have established the following medium-term targets reflecting expected run rates by the end of 2027:

Return on tangible common equity(c)	15.0%+	Net Interest Margin	3.25%+

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At September 30, 2025, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp September 30, 2025 (c)
Common Equity Tier 1	4.50%	3.20%	7.70%	11.83%
Tier 1 Capital	6.00	3.20	9.20	13.53
Total Capital	8.00	3.20	11.20	15.80
Leverage (a)	4.00	N/A	4.00	10.39
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplementary leverage ratio requirement. However, KeyCorp will be subject to the supplementary leverage ratio if proposed revisions to the Regulatory Capital Rules are adopted.
(b)Stress capital buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules. However, KeyCorp will be subject to the countercyclical capital buffer if proposed revisions to the Regulatory Capital Rules are adopted. KeyCorp’s stress capital buffer is 3.20% as of October 1, 2025.
(c)September 30, 2025 capital ratios are estimates

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

As of September 30, 2025, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

On June 27, 2025, the Federal Reserve announced the results of the supervisory stress test that it conducted of 22 large BHCs (not including KeyCorp). As a Category IV banking organization subject to a supervisory stress test every other year, KeyCorp was not required to participate in the Federal Reserve’s supervisory stress test in 2025. On August 29, 2025, the Federal Reserve published the updated stress capital buffer requirements for large BHCs, including BHCs like KeyCorp that did not participate in the supervisory stress test in 2025. KeyCorp’s updated stress capital buffer is 3.2% (based on the results of KeyCorp’s 2024 supervisory stress test and adjusted for KeyCorp’s planned common stock dividends as set forth in KeyCorp’s 2025 capital plan). This stress capital buffer became effective on October 1, 2025, and will remain in effect until September 30, 2026, unless KeyCorp later receives an updated stress capital buffer requirement from the Federal Reserve.

See Item 1. Business of our 2024 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for a discussion of other developments concerning capital planning and stress testing requirements.

Proposed updates to LFI Rating System

On July 10, 2025, the Federal Reserve issued for public comment a proposal to revise its Large Financial Institution Rating System (the “LFI Rating System”) that applies to BHCs with total consolidated assets of $100 billion or more, including KeyCorp. The proposal would revise the component ratings that a firm must receive to be considered “well managed.” A firm that is not “well managed” faces limitations on certain activities and acquisitions. The Federal Reserve said that the proposed revisions are intended to provide a more accurate assessment of a BHC’s financial and operational strength and resilience and better align the LFI Rating System with the rating systems used for other banking organizations. Comments on the proposal were due 30 days after publication in the Federal Register, or by August 14, 2025.

Consumer Financial Protection Bureau

The CFPB, which was created by the Dodd-Frank Act in 2010, was given the authority by that statute to regulate the offer and sale of consumer financial products and services, enforce federal consumer protection laws, and supervise certain providers of consumer financial products and services, including banks with over $10 billion in assets (such as KeyBank). The Trump administration has announced its intention to close or substantially downsize the CFPB and has taken various actions to accomplish that objective, including issuing a stop work order to CFPB employees, terminating many CFPB employees, placing other CFPB employees on administrative leave, and significantly reducing the CFPB’s annual funding through legislation. A union representing the CFPB’s employees and other interested parties brought a lawsuit in the United States District Court for District of Columbia, seeking a court order to stop the Trump administration from dismantling the CFPB. On March 25, 2025, the court in that case issued a preliminary injunction, which enjoined the Trump administration from taking actions to dismantle the CFPB. The Trump administration has appealed this court order. On August 15, 2025, a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit vacated the preliminary injunction issued by the District Court but stayed its decision for 45 days to allow the plaintiffs an opportunity to seek a rehearing by the full District of Columbia Circuit Court. On September 29, 2025, the plaintiffs filed a petition requesting the full District of Columbia Circuit Court to rehear the case and reinstate the preliminary injunction issued by the District Court. Key is monitoring developments in this case.

Data collection and reporting for small business loans

On March 30, 2023, the CFPB issued a final rule to require certain lenders (including depository institutions such as KeyBank) to report detailed data on applications for credit submitted by small businesses, including those owned by women and minorities. This rule was issued to implement Section 1071 of the Dodd-Frank Act. Various lawsuits were brought to challenge this rule. In one of these lawsuits, the CFPB, on April 3, 2025, asked the court to hold the lawsuit in abeyance because the CFPB planned to issue a new proposed rulemaking on this subject. In that case and two other cases challenging the 1071 rule, courts stayed compliance with the rule for the parties in those cases. On October 2, 2025, the CFPB issued a final rule delaying compliance with the 1071 rule for all institutions covered by the rule. The CFPB extended the compliance dates by approximately one year so that the highest volume lenders would not have to begin collecting data in accordance with the 1071 rule until July 1, 2026, and the moderate and smallest volume lenders would not have to begin collecting such data until January 1, 2027, and October 1, 2027, respectively. Key is monitoring developments regarding the status of the 1071 rule.
Personal financial data rights

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. The 1033 rule requires financial institutions (including KeyBank) to make available to consumers and authorized third parties data concerning covered consumer financial products or services in an electronic form usable by the consumer and authorized third parties. In adopting the rule, the CFPB said that the 1033 rule was a step towards bringing about an “open banking” system in the United States. Following the issuance of this rule, two trade associations and a national bank filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the 1033 rule. On May 23, 2025, the CFPB filed a status report with the court saying that it agreed with the plaintiffs that the 1033 rule exceeded the agency’s statutory authority. On May 30, 2025, the parties challenging the rule and the CFPB filed a motion for summary judgment asking the court to invalidate the rule. In a summary judgment motion filed on June 29, 2025, the Financial Technology Association, which had been allowed to intervene in this case, asked the court to uphold the rule. Before the court issued a decision on the summary judgment motions, the CFPB asked the court to stay the litigation, saying that it planned to rewrite the 1033 rule on an accelerated basis. On July 29, 2025, the court granted the CFPB’s request to stay the litigation. On August 21, 2025, the CFPB issued an advance notice of proposed rulemaking, asking the public to respond to a series of questions related to the 1033 rule. Comments were due by October 21, 2025. Key is monitoring developments concerning the 1033 rule.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the three months ended September 30, 2024, to the three months ended September 30, 2025 (dollars in millions):
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

Net interest income (TE) was $1.19 billion for the third quarter of 2025 and the net interest margin was 2.75%. Compared to the third quarter of 2024, net interest income (TE) increased $229 million and net interest margin increased by 58 basis points. These increases primarily reflect lower deposit costs, the reinvestment of proceeds from maturing low-yielding investment securities, fixed-rate loans and swaps repricing into higher-yielding investments, and the repositioning of the available-for-sale portfolio during the third and fourth quarters of 2024. Additionally, the balance sheet composition shifted to reflect a more favorable mix of higher-yielding commercial and industrial loans, and an improved funding mix as lower-cost deposits increased while wholesale borrowings declined. These benefits were partially offset by the impact of lower interest rates on variable-rate earning assets.

For the nine months ended September 30, 2025, net interest income (TE) increased $699 million from the same period last year and net interest margin increased by 58 basis points. Net interest income (TE) benefited from a decline in funding costs, including interest-bearing deposit costs, the reinvestment of proceeds from maturing low-yielding investment securities, fixed-rate loans and swaps repricing into higher-yielding investments, the repositioning of the available-for-sale portfolio during the third and fourth quarters of 2024, and the favorable shift in the balance sheet composition. These benefits were partially offset by the impact of lower interest rates on variable-rate earning assets.
Average loans were $106.2 billion for the third quarter of 2025, a decrease of $17 million compared to the third quarter of 2024. Average commercial loans increased by $2.3 billion, primarily driven by an increase in commercial and industrial loans. Average consumer loans declined by $2.4 billion, reflective of broad-based declines across consumer loan categories.

Average deposits totaled $150.4 billion for the third quarter of 2025, an increase of $2.6 billion compared to the year-ago quarter, reflecting growth in consumer deposits.

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

	Three months ended September 30, 2025			Three months ended September 30, 2024			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$56,571	$858	6.02%	$53,121	$847	6.34%	$53	$(42)	$11
Real estate — commercial mortgage	13,697	208	6.02	13,864	225	6.46	(3)	(14)	(17)
Real estate — construction	2,744	48	6.96	3,077	59	7.65	(6)	(5)	(11)
Commercial lease financing	2,385	22	3.62	2,988	26	3.46	(5)	1	(4)
Total commercial loans	75,397	1,136	5.98	73,050	1,157	6.30	39	(60)	(21)
Real estate — residential mortgage	19,140	160	3.34	20,215	167	3.30	(9)	2	(7)
Home equity loans	5,934	84	5.65	6,634	100	5.98	(10)	(6)	(16)
Other consumer loans	4,825	63	5.17	5,426	69	5.08	(8)	2	(6)
Credit cards	931	32	13.50	919	35	15.22	—	(3)	(3)
Total consumer loans	30,830	339	4.38	33,194	371	4.46	(27)	(5)	(32)
Total loans	106,227	1,475	5.51	106,244	1,528	5.73	12	(65)	(53)
Loans held for sale	1,291	18	5.81	1,098	18	6.54	3	(3)	—
Securities available for sale (b), (e)	40,310	408	3.77	36,700	298	2.87	31	79	110
Held-to-maturity securities (b)	7,168	64	3.59	7,838	70	3.58	(6)	—	(6)
Trading account assets	922	11	4.61	1,142	15	5.08	(3)	(1)	(4)
Short-term investments	13,463	156	4.60	17,773	244	5.47	(54)	(34)	(88)
Other investments	966	8	3.29	1,193	14	4.77	(2)	(4)	(6)
Total earning assets	170,347	2,140	4.92	171,988	2,187	4.93	(19)	(28)	(47)
Allowance for loan and lease losses	(1,443)			(1,533)
Accrued income and other assets	18,234			17,154
Discontinued assets	227			284
Total assets	$187,365			$187,893

LIABILITIES
Money market deposits	$41,953	$265	2.51%	$40,379	$309	3.04%	$12	$(56)	$(44)
Demand deposits	60,597	346	2.26	56,087	365	2.59	28	(47)	(19)
Savings deposits	4,478	1	0.05	4,967	3	0.22	—	(2)	(2)
Time deposits	15,239	136	3.54	17,870	210	4.68	(28)	(46)	(74)
Total interest-bearing deposits	122,267	748	2.43	119,303	887	2.96	12	(151)	(139)
Federal funds purchased and securities sold under repurchase agreements	368	4	4.32	98	1	4.48	3	—	3
Bank notes and other short-term borrowings	1,372	14	3.91	3,172	43	5.44	(20)	(9)	(29)
Long-term debt (f)	11,071	181	6.53	16,422	292	7.09	(89)	(22)	(111)
Total interest-bearing liabilities	135,078	947	2.78	138,995	1,223	3.50	(94)	(182)	(276)
Noninterest-bearing deposits	28,107			28,468
Accrued expense and other liabilities	4,289			4,387
Discontinued liabilities (f)	227			284
Total liabilities	167,701			172,134
EQUITY
Key shareholders’ equity	19,664			15,759
Total liabilities and equity	$187,365			$187,893

Interest rate spread (TE)			2.14%			1.43%
Net interest income (TE) and net interest margin (TE)		$1,193	2.75%		$964	2.17%	$75	$154	229
TE adjustment (b)		9			12
Net interest income, GAAP basis		$1,184			$952

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2025, and September 30, 2024.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $214 million and $215 million of assets from commercial credit cards for the three months ended September 30, 2025, and September 30, 2024, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $43.1 billion and $41.6 billion for the three months ended September 30, 2025 and September 30, 2024, respectively. Yield based on the fair value of securities available for sale was 4.05% and 3.25% for the three months ended September 30, 2025 and September 30, 2024, respectively.
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

	Nine months ended September 30, 2025			Nine months ended September 30, 2024			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$55,317	$2,496	6.03%	$54,309	$2,561	6.30%	$47	$(112)	$(65)
Real estate — commercial mortgage	13,359	600	6.00	14,328	671	6.25	(44)	(27)	(71)
Real estate — construction	2,840	147	6.92	3,046	172	7.56	(11)	(14)	(25)
Commercial lease financing	2,520	68	3.58	3,175	81	3.38	(17)	4	(13)
Total commercial loans	74,036	3,311	5.98	74,858	3,485	6.22	(25)	(149)	(174)
Real estate — residential mortgage	19,439	487	3.34	20,514	508	3.30	(27)	6	(21)
Home equity loans	6,090	256	5.63	6,824	305	5.98	(32)	(17)	(49)
Other consumer loans	4,951	189	5.09	5,607	211	5.02	(25)	3	(22)
Credit cards	923	94	13.66	935	104	14.92	(1)	(9)	(10)
Total consumer loans	31,403	1,026	4.36	33,880	1,128	4.44	(85)	(17)	(102)
Total loans	105,439	4,337	5.50	108,738	4,613	5.67	(110)	(166)	(276)
Loans held for sale	960	43	6.03	862	40	6.14	4	(1)	3
Securities available for sale (b), (e)	40,118	1,211	3.74	36,850	789	2.48	75	347	422
Held-to-maturity securities (b)	7,160	188	3.50	8,127	218	3.58	(25)	(5)	(30)
Trading account assets	1,158	44	5.08	1,161	45	5.23	—	(1)	(1)
Short-term investments	14,048	487	4.63	13,929	578	5.55	5	(96)	(91)
Other investments	972	25	3.47	1,221	47	5.12	(8)	(14)	(22)
Total earning assets	169,855	6,335	4.89	170,888	6,330	4.79	(59)	64	5
Allowance for loan and lease losses	(1,423)			(1,524)
Accrued income and other assets	18,247			17,327
Discontinued assets	240			306
Total assets	$186,919			$186,997

LIABILITIES
Money market deposits	$42,182	$816	2.59%	$39,139	$863	2.94%	$64	$(111)	$(47)
Demand deposits	58,416	965	2.21	55,619	1,062	2.55	51	(148)	(97)
Savings deposits	4,572	3.06		5,136	6.16		(1)	(2)	(3)
Time deposits	15,816	447	3.78	16,113	555	4.60	(10)	(98)	(108)
Total interest-bearing deposits	120,986	2,231	2.47	116,007	2,486	2.86	104	(359)	(255)
Federal funds purchased and securities sold under repurchase agreements	295	9	4.26	109	3	4.44	6	—	6
Bank notes and other short-term borrowings	2,308	75	4.35	3,371	140	5.55	(38)	(27)	(65)
Long-term debt (f)	11,643	572	6.57	18,386	952	6.90	(333)	(47)	(380)
Total interest-bearing liabilities	135,232	2,887	2.85	137,873	3,581	3.47	(261)	(433)	(694)
Noninterest-bearing deposits	27,807			28,947
Accrued expense and other liabilities	4,447			4,908
Discontinued liabilities (f)	240			306
Total liabilities	167,726			172,034
EQUITY
Key shareholders’ equity	19,193			14,963
Total liabilities and equity	$186,919			$186,997

Interest rate spread (TE)			2.04%			1.32%
Net interest income (TE) and net interest margin (TE)		$3,448	2.66%		$2,749	2.08%	$202	$497	$699
TE adjustment (b)		27			35
Net interest income, GAAP basis		$3,421			$2,714

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2025, and September 30, 2024, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $215 million and $215 million of assets from commercial credit cards for the nine months ended September 30, 2025, and September 30, 2024, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $43.2 billion and $42.4 billion for the nine months ended September 30, 2025, and September 30, 2024, respectively. Yield based on the fair value of securities available for sale was 4.02% and 2.85% for the nine months ended September 30, 2025, and September 30, 2024, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $107 million for the three months ended September 30, 2025, compared to $95 million for the three months ended September 30, 2024. The provision for credit losses was $363 million for the nine months ended September 30, 2025, compared to $296 million for the nine months ended September 30, 2024. The increase from the year-ago periods reflects a higher reserve provision due to uncertainty in the economic environment, partly offset by lower net-charge-offs.

Noninterest income

As shown in Figure 4, noninterest income was $702 million for the third quarter of 2025, compared to a net loss of $269 million for the year-ago quarter. Noninterest income was $2.1 billion for the nine months ended September 30, 2025, compared to $1.0 billion for the nine months ended September 30, 2024.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income
Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended September 30, 2025, trust and investment services income was up $10 million, or 7.1%, compared to the same period one year ago. For the nine months ended September 30, 2025, trust and investment services income was up $20 million, or 4.8%, compared to the same period one year ago. Revenue growth for both comparison periods was primarily due to an increase in fees associated with higher assets under management balances.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at September 30, 2025, our bank, trust, and registered investment advisory subsidiaries had assets under management of $67.9 billion, up 11.0% compared to September 30, 2024. The increase was driven by continued net positive cash in-flows and market impacts on portfolios.

Figure 5. Assets Under Management or Administration

Dollars in millions	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Discretionary assets under management by investment type:
Equity	$37,919	$35,987	$33,478	$34,541	$34,500
Fixed income	15,183	14,591	14,290	13,942	14,256
Money market	6,595	6,420	6,851	6,785	6,587
Total discretionary assets under management	59,697	56,998	54,619	55,268	55,343
Non-discretionary assets under administration	8,158	7,246	6,434	6,093	5,779
Total	$67,855	$64,244	$61,053	$61,361	$61,122

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended September 30, 2025, investment banking and debt placement fees were up $13 million, or 7.6%, compared to the same period a year ago. For the nine months ended September 30, 2025, investment banking and debt placement fees increased $70 million, or 15.0%. The increases for both periods reflect higher commercial real estate and new equity issue underwriting activity.

Service charges on deposit accounts

Service charges on deposit accounts increased $8 million, or 11.9%, for the three months ended September 30, 2025, compared to the same period one year ago. For the nine months ended September 30, 2025, service charges on deposit accounts increased by $21 million, or 10.7%, from the nine months ended September 30, 2024. These increases continue to be driven by account analysis fees.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $2 million or 2.4% for the three months ended September 30, 2025, compared to the same period one year ago. For the nine months ended September 30, 2025, cards and payment income increased $7 million, or 2.8%, from the same period a year ago. These increases were primarily a result of higher merchant services income and higher credit card spend volume slightly offset by higher credit card reward costs.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains/(losses), and other income. Other noninterest income for the three months ended September 30, 2025, increased $938 million, or 128.3%, from the year-ago quarter. For the nine months ended September 30, 2025, other noninterest income increased $937 million, or 293.7%, from the same period a year ago. These increases were primarily due to the $918 million loss reflected in other income as a result of the securities repositioning activity undertaken in the third quarter of 2024, as well as increases in corporate services income, which were offset by decreases in operating lease income and other leasing gains.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.2 billion for the third quarter of 2025, compared to $1.1 billion for the third quarter of 2024. Noninterest expense was $3.5 billion for the nine months ended September 30, 2025, compared to $3.3 billion for the nine months ended September 30, 2024.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

BREAKDOWN OF NONINTEREST EXPENSE FOR THIRD QUARTER 2025

19%
4%
5%
9%
63%
Personnel
Computer processing
Net occupancy
Business services and professional fees
Other noninterest expense (a)

(a)Other noninterest expense includes equipment, operating lease expense, marketing, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $72 million, or 10.7%, for the three months ended September 30, 2025, compared to the same period one year ago. For the nine months ended September 30, 2025, personnel expense was up $147 million, or 7.4%, compared to the same period one year ago. The increases were driven by higher incentive compensation associated with noninterest income growth and continued investments in people.

Nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended September 30, 2025, increased $11 million, or 2.6%, from the year-ago quarter, primarily due to increases in business services and other expenses, partially offset by a decrease in operating lease expense. For the nine months ended September 30, 2025, other nonpersonnel expense remained relatively stable decreasing only $1 million, or 0.1%, from the nine months ended September 30, 2024.

Income taxes

We recorded tax expense of $112 million for the third quarter of 2025 and a tax benefit of $95 million for the third quarter of 2024. We recorded tax expense of $337 million for the nine months ended September 30, 2025, compared to $26 million for the nine months ended September 30, 2024.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $152 million for the third quarter of 2025, compared to $75 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank increased by $122 million, or 21.4%, compared to the third quarter of 2024
•Average loans and leases decreased $3.0 billion, or 7.7%, from the third quarter of 2024, driven by broad-based declines across consumer loan categories
•Average deposits increased $1.3 billion, or 1.5%, from the third quarter of 2024, primarily driven by growth in money market deposits

•Provision for credit losses decreased $12 million compared to the third quarter of 2024, primarily driven by changes in reserve levels due to lower loan balances as well as lower net loan charge-offs
•Noninterest income increased $13 million, or 5.6%, from the third quarter of 2024, primarily driven by an increase in trust and investment services income
•Noninterest expense increased $46 million, or 7.1%, from the third quarter of 2024, primarily driven by higher support and overhead expense
Commercial Bank

Summary of operations

•Net income attributable to Key of $367 million for the third quarter of 2025, compared to $299 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Commercial Bank increased by $127 million or 27.6%, compared to the third quarter of 2024
•Average loan and lease balances increased $2.9 billion, or 4.3%, compared to the third quarter of 2024, driven by an increase in commercial and industrial loans
•Average deposit balances decreased $213 million, or 0.4%, compared to the third quarter of 2024, driven by a reduction in higher-cost client balances

•Provision for credit losses increased $27 million compared to the third quarter of 2024, driven by stable reserve levels relative to the third quarter of 2024, partly offset by lower net loan charge-offs
•Noninterest income increased $21 million, or 5.2%, from the third quarter of 2024, primarily driven by an increase in investment banking and debt placement fees and corporate services income
•Noninterest expense increased $38 million, or 8.6%, compared to the third quarter of 2024, primarily driven by higher support and overhead expense, as well as higher personnel expense related to incentive compensation associated with noninterest income growth, and continued investments in people

Financial Condition

Loans and loans held for sale

Figure 7. Breakdown of Loans at September 30, 2025
(a)See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At September 30, 2025, total loans outstanding from continuing operations were $105.9 billion, compared to $104.3 billion at December 31, 2024. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 110 of our 2024 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $75.3 billion at September 30, 2025, an increase of $3.4 billion, or 4.8%, compared to December 31, 2024, primarily driven by increases in commercial and industrial loans.

Figure 8 provides our commercial loan portfolios by industry classification at September 30, 2025, and December 31, 2024.

Key conducts an annual review of the Commercial Industry hierarchy to ensure alignment of correlated client types with business strategies and ensure classification in accordance with the North American Industry Classification System (NAICS). This resulted in the renaming of certain industry categories and a modest reclassification of loan balances between industry categories in the third quarter of 2025. Accordingly, to enhance consistency and comparability across reporting periods, amounts and categories presented below for December 31, 2024, have been updated from those previously disclosed.

Figure 8. Commercial Loans by Industry

September 30, 2025	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$878	$98	$76	$1,052	1.4%
Automotive	2,369	615	1	2,985	4.0
Business services	3,003	224	89	3,316	4.4
Commercial real estate	8,150	11,975	1	20,126	26.7
Construction materials and contractors	2,026	243	166	2,435	3.3
Consumer goods	3,859	507	220	4,586	6.1
Consumer services	4,262	692	264	5,218	6.9
Equipment	1,631	147	47	1,825	2.4
Finance	11,886	84	177	12,147	16.1
Healthcare	2,734	1,212	155	4,101	5.4
Materials and extraction	1,959	176	108	2,243	3.0
Oil and gas	1,945	29	8	1,982	2.6
Public exposure	1,732	7	306	2,045	2.7
Technology	988	18	89	1,095	1.5
Transportation	1,030	123	264	1,417	1.9
Utilities	8,022	—	336	8,358	11.1
Other	317	45	26	388	0.5
Total	$56,791	$16,195	$2,333	$75,319	100.0%

December 31, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$876	$99	$80	$1,055	1.5%
Automotive	2,213	670	2	2,885	4.0
Business services	2,802	272	114	3,188	4.4
Commercial real estate	7,804	11,911	3	19,718	27.4
Construction materials and contractors	1,847	254	203	2,304	3.2
Consumer goods	3,557	528	190	4,275	5.9
Consumer services	4,115	627	328	5,070	7.1
Equipment	1,584	160	63	1,807	2.5
Finance	10,101	84	209	10,394	14.5
Healthcare	2,711	1,199	210	4,120	5.7
Materials and extraction	2,110	196	134	2,440	3.4
Oil and gas	1,950	28	10	1,988	2.8
Public exposure	2,003	7	387	2,397	3.3
Technology	829	25	95	949	1.3
Transportation	841	126	291	1,258	1.7
Utilities	7,186	—	412	7,598	10.6
Other	380	60	5	445	0.7
Total	$52,909	$16,246	$2,736	$71,891	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 54% of our total loan portfolio at September 30, 2025, and 51% at December 31, 2024. This portfolio is approximately 91% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $56.8 billion at September 30, 2025, an increase of $3.9 billion, or 7.3%, compared to December 31, 2024. The increase was broad-based, spread across multiple industry categories.

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

At September 30, 2025, commercial real estate loans totaled $16.2 billion, which includes $13.4 billion of mortgage loans and $2.8 billion of construction loans. Compared to December 31, 2024, this portfolio decreased only $51 million, or 0.3%. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at September 30, 2025.

Our overall construction loans constitute 17% of commercial real estate loans as of September 30, 2025, compared to 21% as of December 31, 2024. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of September 30, 2025, 75% of our construction portfolio are multi-family project loans. Our office exposure only represents 4% of commercial real estate loans at period end.

As shown in Figure 9, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 9. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2025
Nonowner-occupied:
Data Center	$—	$—	$152	$—	$14	$—	$512	$678	4.2%	$245	$433
Diversified	1	—	—	29	—	11	118	159	1.0	—	159
Industrial	37	1	53	147	196	205	104	743	4.6	78	665
Land & Residential	9	6	13	8	6	19	—	61	0.4	43	18
Lodging	32	—	8	4	43	50	65	202	1.2	—	202
Medical Office	35	—	31	1	20	50	43	180	1.1	—	180
Multifamily	1,257	460	1,228	1,276	1,713	1,267	354	7,555	46.7	2,125	5,430
Office	84	1	116	71	84	208	113	677	4.2	—	677
Retail	126	29	87	270	71	214	297	1,094	6.8	43	1,051
Self Storage	36	—	15	7	59	16	181	314	1.9	18	296
Senior Housing	90	64	54	115	162	81	96	662	4.1	95	567
Skilled Nursing	—	—	—	48	181	131	102	462	2.9	—	462
Student Housing	16	—	13	47	49	—	—	125	0.8	19	106
Other	1	8	57	32	24	37	79	238	1.5	—	238
Total nonowner-occupied	1,724	569	1,827	2,055	2,622	2,289	2,064	13,150	81.2	2,666	10,484
Owner-occupied	1,043	—	253	509	137	952	151	3,045	18.8	151	2,894
Total	$2,767	$569	$2,080	$2,564	$2,759	$3,241	$2,215	$16,195	100.0%	$2,817	$13,378

Nonperforming loans	$4	$—	$54	$72	$72	$12	$—	$214	N/M	$—	$214
Accruing loans past due 90 days or more	—	—	1	—	40	7	—	48	N/M	1	47
Accruing loans past due 30 through 89 days	8	—	22	72	—	7	—	109	N/M	22	87

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
December 31, 2024
Nonowner-occupied:
Data Center	$—	$—	$—	$98	$54	$—	$—	$152	0.9%	$—	$152
Diversified	1	—	—	3	—	13	118	135	0.8	—	135
Industrial	44	1	95	103	214	258	18	733	4.5	54	679
Land & Residential	10	7	3	7	—	21	—	48	0.3	28	20
Lodging	48	—	12	14	46	55	59	234	1.4	—	234
Medical Office	35	43	42	—	37	97	17	271	1.7	—	271
Multifamily	1,303	485	1,201	1,204	2,325	1,336	156	8,010	49.3	2,405	5,605
Office	152	1	129	77	134	232	13	738	4.5	—	738
Retail	152	6	81	172	97	293	79	880	5.4	43	837
Self Storage	44	—	44	8	222	18	24	360	2.2	14	346
Senior Housing	172	39	97	85	54	142	4	593	3.7	154	439
Skilled Nursing	—	—	—	—	132	170	90	392	2.4	—	392
Student Housing	41	—	13	63	123	—	—	240	1.5	50	190
Other	1	10	7	112	40	48	—	218	1.3	—	218
Total nonowner-occupied	2,003	592	1,724	1,946	3,478	2,683	578	13,004	80.0	2,748	10,256
Owner-occupied	1,078	—	330	601	182	1,051	—	3,242	20.0	188	3,054
Total	$3,081	$592	$2,054	$2,547	$3,660	$3,734	$578	$16,246	100.0%	$2,936	$13,310

Nonperforming loans	$5	$—	$64	$80	$81	$13	$—	$243	N/M	$—	$243
Accruing loans past due 90 days or more	10	—	2	1	—	7	—	20	N/M	4	16
Accruing loans past due 30 through 89 days	1	—	—	3	19	9	—	32	N/M	—	32

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions
N/M = not meaningful

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2025, totaled $30.6 billion, a decrease of $1.8 billion, or 5.5%, from December 31, 2024. The decrease was driven by declines across all consumer loan categories, including residential mortgages, home equity, and student loans, and was reflective of the intentional run-off of lower yielding loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of September 30, 2025, representing 62% of consumer loans outstanding. This is followed by our home equity portfolio representing 19% of consumer loans outstanding at September 30, 2025.

We held the first lien position for approximately 64% of the home equity portfolio at September 30, 2025, and 65% at December 31, 2024. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2024 Form 10-K.

Figure 10 presents our consumer loans by geography.

Figure 10. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
September 30, 2025
Washington	$4,097	$869	$204	$85	$5,255
Ohio	2,633	792	76	187	3,688
New York	647	1,626	722	322	3,317
Colorado	2,803	242	123	29	3,197
California	2,084	12	411	3	2,510
Oregon	1,153	495	85	40	1,773
Pennsylvania	386	410	304	60	1,160
Florida	692	37	353	12	1,094
Utah	773	215	56	17	1,061
Connecticut	632	206	100	28	966
Other	3,108	959	2,345	150	6,562
Total	$19,008	$5,863	$4,779	$933	$30,583

December 31, 2024
Washington	$4,312	$929	$214	$85	$5,540
Ohio	2,662	895	111	197	3,865
New York	723	1,756	737	330	3,546
Colorado	2,891	258	131	30	3,310
California	2,191	12	442	3	2,648
Oregon	1,195	532	92	40	1,859
Pennsylvania	403	449	333	60	1,245
Florida	733	41	384	13	1,171
Utah	805	232	56	18	1,111
Connecticut	684	223	105	28	1,040
Other	3,287	1,031	2,562	154	7,034
Total	$19,886	$6,358	$5,167	$958	$32,369

Figure 11 summarizes our loan sales for the nine months ended September 30, 2025, and all of 2024.

Figure 11. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2025
Third quarter	$79	$2,513	$61	$359	$3,012
Second quarter	239	1,465	—	338	2,042
First quarter	89	1,355	27	260	1,731
Total	$407	$5,333	$88	$957	$6,785
2024
Fourth quarter	$150	$2,584	$—	$342	$3,076
Third quarter	60	1,406	90	393	1,949
Second quarter	56	860	61	312	1,289
First quarter	86	1,554	85	209	1,934
Total	$352	$6,404	$236	$1,256	$8,248

Figure 12 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 12. Loans Administered or Serviced

Dollars in millions	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Commercial real estate loans	$569,430	$576,703	$572,449	$557,633	$557,387
Residential mortgage	11,440	11,383	11,352	11,344	11,303
Education loans	161	170	179	189	199
Commercial lease financing	1,815	1,815	1,868	1,735	1,808
Commercial loans	585	589	596	603	617
Consumer direct	273	290	307	328	347
Consumer indirect	122	174	239	319	412
Total	$583,826	$591,124	$586,990	$572,151	$572,073

In the event of default by a borrower, we are subject to recourse with respect to approximately $8.0 billion of the $583.8 billion of loans administered or serviced at September 30, 2025. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

We manage our securities portfolio according to the following priorities: 1) store of liquidity, 2) interest rate risk management tool, and 3) source of earnings. In keeping with the first priority, the portfolio provides securities to meet our pledging requirements. Our securities portfolio totaled $48.0 billion at September 30, 2025, compared to $45.1 billion at December 31, 2024. Available-for-sale securities were $40.5 billion at September 30, 2025, compared to $37.7 billion at December 31, 2024. Held-to-maturity securities were $7.5 billion at September 30, 2025, and $7.4 billion at December 31, 2024.

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

Figure 13. Mortgage-Backed Securities by Issuer

Dollars in millions	September 30, 2025	December 31, 2024
FHLMC & FNMA	$16,566	$14,291
GNMA	23,045	21,573
Total (a)	$39,611	$35,864

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(c)
September 30, 2025
Remaining maturity:
One year or less	$2,799	$3	$3	$225	$3,030	4.13%
After one through five years	5,248	1,214	3,353	996	10,811	3.60
After five through ten years	91	7,004	10,603	1,948	19,646	3.53
After ten years	70	558	5,475	866	6,969	4.11
Fair value	$8,208	$8,779	$19,434	$4,035	$40,456
Amortized cost(b)	$8,170	$10,554	$19,779	$4,390	$42,893	3.69%
Weighted-average yield(c)	4.16%	1.92%	4.61%	2.91%	3.69%	—
Weighted-average maturity	1.6 years	8.0 years	11.2 years	6.9 years	8.1 years	—
December 31, 2024
Fair value	$8,904	$9,224	$15,169	$4,410	$37,707
Amortized cost	8,928	11,409	16,038	4,927	41,302	3.48%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $111 million and $(6) million as of September 30, 2025 and December 31, 2024, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
September 30, 2025
Remaining maturity:
One year or less	$56	$—	$379	$119	$8	$562	2.51%
After one through five years	1,219	153	764	1	16	2,153	3.38
After five through ten years	2,593	783	225	2	—	3,603	4.05
After ten years	308	66	817	—	—	1,191	3.56
Amortized cost	$4,176	$1,002	$2,185	$122	$24	$7,509	3.67%
Fair value	$3,991	$995	$2,034	$120	$24	$7,164
Weighted-average yield(b)	3.78%	4.90%	2.97%	2.07%	4.33%	3.67%	—
Weighted-average maturity	6.6 years	6.8 years	8.3 years	0.7 years	1.3 years	7.0 years	—
December 31, 2024
Amortized cost	$4,577	$151	$2,333	$308	$26	$7,395	3.43%
Fair value	4,248	134	2,130	300	25	6,837
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at September 30, 2025
The following presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	September 30, 2025	December 31, 2024
Money market deposits	$42.7	$41.0
Demand deposits	60.8	57.6
Savings deposits	4.4	4.6
Time deposits	14.6	17.0
Noninterest bearing deposits	28.3	29.6
Total	$150.8	$149.8

Our highly diversified deposit base is our primary source of funding. At September 30, 2025, our deposits totaled $150.8 billion, an increase of $1.0 billion, compared to December 31, 2024.

Uninsured deposits totaled $66.5 billion and $64.4 billion at September 30, 2025 and December 31, 2024, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 17 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 17. Estimated Uninsured Deposits

Dollars in billions	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Uninsured deposits(a)	$66.5	$61.8	$65.2	$64.4	$66.6
Total deposits	150.8	146.9	150.7	149.8	150.4
Uninsured % of Deposits	44%	42%	43%	43%	44%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$13.2	$12.5	$12.4	$12.4	$11.8

As of September 30, 2025, approximately $12.9 billion of uninsured deposits were collateralized by government-backed securities compared to $12.3 billion as of December 31, 2024.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $12.3 billion at September 30, 2025, compared to $14.2 billion at December 31, 2024. The change primarily reflects the maturity of certain long-term debt during 2025. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part II, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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
$203
$229
$227
$228
$—
$—
$—
$—
$—
3Q24
4Q24
1Q25
2Q25
3Q25
OPEN MARKET COMMON SHARE REPURCHASES
CASH DIVIDENDS DECLARED ON COMMON SHARES

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the third quarter of 2025. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” beginning on page 15 in the “Supervision and Regulation” section of our 2024 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 26,173 holders of record at September 30, 2025. Our book value per Common Share was $15.86 based on 1.1 billion shares outstanding at September 30, 2025, compared to $14.21 per Common Share based on 1.1 billion shares outstanding at December 31, 2024. At September 30, 2025, our tangible book value per Common Share was $13.38, compared to $11.70 per Common Share at December 31, 2024.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2025			2024
In thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	1,112,453	1,111,986	1,106,786	991,251	943,200
Shares issued under employee compensation plans (net of cancellations and returns)	499	467	5,200	493	222
Shares issued under Scotiabank investment agreement	—	—	—	115,042	47,829
Shares outstanding at end of period	1,112,952	1,112,453	1,111,986	1,106,786	991,251

As shown in Figure 18 above, Common Shares outstanding increased by 499 thousand shares during the third quarter of 2025, primarily attributable to shares issued under employee compensation plans. We did not complete any open market share repurchases in the third quarter of 2025.

At September 30, 2025, we had 143.7 million treasury shares, compared to 149.9 million treasury shares at December 31, 2024. The decrease in treasury shares was primarily attributable to shares issued under employee compensation plans. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

In the first quarter of 2025, the Board of Directors authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of common shares. Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report. During the fourth quarter of 2025, we began repurchasing shares under the share repurchase program authorized by the Board of Directors in March 2025.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2025. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2024 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.7% and 9.7% at September 30, 2025, and December 31, 2024, respectively. Our tangible common equity to tangible assets ratio was 8.1% and 7.0% at September 30, 2025, and December 31, 2024, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2025, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at September 30, 2025, and December 31, 2024, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 175 of our 2024 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	September 30, 2025	December 31, 2024
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$20,102	$18,176
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	—	59
	Common Equity Tier 1 capital before adjustments and deductions	17,656	15,789
Less:	Goodwill, net of deferred taxes	2,563	2,574
	Intangible assets, net of deferred taxes	12	24
	Deferred tax assets	180	172
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(1,941)	(2,729)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	27	(438)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(235)	(303)
	Total Common Equity Tier 1 capital	$17,050	$16,489
TIER 1 CAPITAL
Common Equity Tier 1		$17,050	$16,489
Additional Tier 1 capital instruments and related surplus		2,446	2,445
Less:	Deductions	—	—
	Total Tier 1 capital	$19,496	$18,934
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,522	$1,767
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,746	1,635
Less:	Deductions	—	—
	Total Tier 2 capital	3,268	3,402
	Total risk-based capital	$22,764	$22,336

RISK-WEIGHTED ASSETS(e)		$144,087	$138,296

AVERAGE QUARTERLY TOTAL ASSETS		$187,619	$188,855
CAPITAL RATIOS(e)
Tier 1 risk-based capital		13.53%	13.69%
Total risk-based capital		15.80%	16.15%
Leverage (d)		10.39%	10.03%
Common Equity Tier 1		11.83%	11.92%
(a)Net of capital surplus.
(b)As of January 1, 2025, the CECL optional transition provision had been fully phased-in. Amounts prior to January 1, 2025, reflect Key's election to adopt the CECL optional transition provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $12 million and $13 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2025, and December 31, 2024, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(e)September 30, 2025 capital ratios and risk weighted assets are estimates.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, model and technology risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented under the heading “Risk Management” beginning on page 33 of Form 10-Q Report for the quarterly period ended June 30, 2025.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At September 30, 2025, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Joint KeyCorp and KeyBank National Association Risk Committee (“Board Risk Committee”) provides oversight of trading market risks. The ALCO and the Market Risk Committee regularly review and discuss market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and take into account our tolerance for risk and consideration for the business environment. The Market Risk Committee approves market risk policies and recommends our significant market risk policy to the ALCO and the Board Risk Committee for approval. For more information regarding monitoring of trading positions and the activities related to Market Risk Rule compliance, see “Market Risk Management” beginning on page 78 of our 2024 Form 10-K.

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

MTRM backtests the VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss (the profit/loss resulting from changes in risk factors applied to the previous trading day’s closing positions; held profit and loss excludes fees, commissions, reserves, net interest income, and intraday trading). Backtesting exceptions occur when daily held profit and loss exceeds VaR. There were five backtesting exceptions for KeyCorp during the past 250 trading days ended September 30, 2025, generally caused by large moves in rates. The total number of VaR backtesting breaches for KeyCorp over the preceding 250 trading days is used to determine the multiplier for the VaR based capital requirement under the Market Risk Rule. The multiplier increases from a minimum of 3.0 to a maximum of 4.0, depending on the number of backtesting exceptions. All KeyCorp backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. The backtesting multiplier for KeyCorp was 3.4 for both June 30, 2025, and September 30, 2025. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.3 million at September 30, 2025, and $1.3 million at September 30, 2024. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2025, and September 30, 2024.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2025				2024
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$2.2	$0.3	$1.2	$1.1	$1.3	$0.7	$0.9	$0.8
Derivatives:
Interest rate	$0.2	$0.1	$0.1	$0.1	$0.5	$0.3	$0.4	$0.4

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $1.7 million at September 30, 2025, and $2.9 million at September 30, 2024. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2025, and September 30, 2024. Changes in VaR are dependent on portfolio composition, inventory levels, and other market factors.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2025				2024
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$4.4	$1.2	$2.1	$1.3	$4.4	$2.6	$3.4	$2.6
Derivatives:
Interest rate	$0.3	$0.1	$0.2	$0.2	$0.4	$0.2	$0.3	$0.3

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $12 million at September 30, 2025, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by MTRM in accordance with the Market Risk Rule, and approved by the Chief Market & Treasury Risk Officer.

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

Figure 22 presents the results of the simulation analysis at September 30, 2025, and September 30, 2024. At September 30, 2025, our simulated exposure to changes in interest rates remained neutral. The exposure to declining rates has changed from (0.06)% as of September 30, 2024 to (0.40)% as of September 30, 2025, while the exposure to rising rates has changed from (0.76)% as of September 30, 2024 to 0.44% as of September 30, 2025. The modest shift toward asset sensitivity was caused principally by the adoption of a new pricing model for indeterminate maturity interest-bearing deposits in the first quarter of 2025. The new deposit beta model incorporates more historical data and features that we believe more accurately reflect the behavior of our clients in rising and declining interest rate cycles. In addition, since the beginning of the second quarter of 2025, Key now measures simulated change in net interest income relative to implied forwards in a baseline scenario. Previously, metrics were calculated against a flat-rate assumption in the baseline scenario.

We are actively managing the balance sheet to maintain desired IRR positioning in the current environment. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.0%, revised earlier this year from 5.5% to reflect tighter risk management. Current modeled exposure is within Board-approved tolerances.

Figure 22. Simulated Change in Net Interest Income

	September 30, 2025		September 30, 2024
Basis point change assumption	-200	+200	-200	+200
Tolerance level	(5.00)%	(5.00)%	(5.50)%	(5.50)%
Interest rate risk assessment	(0.40)%	0.44%	(0.06)%	(0.76)%

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

Regular sensitivity analyses are performed on the model inputs that could materially change the resulting risk assessments. Assessments are performed using different yield curve shapes, including steepenings or flattenings of the curve, immediate changes in market interest rates, and changes in the relationship of money market interest rates. Assessments are also performed on changes to the following assumptions: loan and deposit balances, the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, investment, funding and hedging activities, and liquidity and capital management strategies.

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed-rate assets increase by $1 billion, or fixed-rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 22 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 100 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of September 30, 2025.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2025
				Weighted-Average			December 31, 2024
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$28,900	$(63)		1.7	3.1%	4.2%	$18,750	$(442)
Receive fixed/pay variable — conventional debt	9,659	(199)		4.0	2.8	4.2	9,818	(470)
Receive fixed/pay variable — forward loans	8,700	119		2.7	3.9	4.2	19,200	(114)
Receive fixed/pay variable — forward debt	—	—		—	—	—	950	(22)
Pay fixed/receive variable — conventional debt	50	—		2.8	4.4	3.6	50	1
Pay fixed/receive variable — securities	9,722	(113)		2.3	4.2	4.1	9,405	5
Total portfolio swaps	$57,031	$(256)	(a)	2.3	3.3%	4.2%	$58,173	$(1,042)	(a)

Floors — forward purchased	$3,250	$—		0.4	—%	—%	$3,250	$2
Floors — forward sold	3,250	—		0.4	—	—	3,250	(1)
Total floors	$6,500	$—		—	—%	—%	$6,500	$1

(a)Excludes accrued interest of $116 million at September 30, 2025, and accrued interest of $51 million at December 31, 2024.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ALCO, the TROC, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Corporate Treasury Oversight group within the MTRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.

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

Our credit ratings and rating agency outlooks at September 30, 2025, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

September 30, 2025	Outlook	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Stable	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Positive	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	Stable	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Stable	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Positive	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	Stable	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 71% as of September 30, 2025. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Additionally, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a stress period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at September 30, 2025, and December 31, 2024. As of September 30, 2025, our secured term borrowings were $1.1 billion, a slight decrease compared to the fourth quarter of 2024.

Figure 25. Available Contingent Liquidity

Dollars in billions	September 30, 2025	December 31, 2024
Available contingent liquidity:
Unpledged securities	$28.5	$25.5
Net balances of federal funds sold and balances in our Federal Reserve account	13.2	17.4
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	39.5	36.7
Unused secured borrowing capacity at the FHLB	19.0	18.9
Total	$100.2	$98.5

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities and dividends for the next 24 months. At September 30, 2025, KeyCorp held $5.4 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with the proceeds from term debt issuance. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the third quarter of 2025, KeyBank paid $500 million in cash dividends to KeyCorp. As of September 30, 2025, KeyBank had regulatory capacity to pay $722 million in dividends to KeyCorp without prior regulatory approval.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2025, and September 30, 2024.

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

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee recommends Significant Level 1 credit policies to the Board Risk Committee for approval. These policies are communicated throughout the organization to foster a consistent approach to granting credit.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 112 of our 2024 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at September 30, 2025, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $35 million, or 2.5%, from December 31, 2024. The commercial ALLL increased by $46 million, or 4.4%, from December 31, 2024, through September 30, 2025. Our consumer ALLL decreased $11 million, or 3.0%, from December 31, 2024, through September 30, 2025. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2025			December 31, 2024
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$731	50.6%	53.6%	$639	45.4%	50.7%
Commercial real estate:
Commercial mortgage	277	19.2	12.6	320	22.7	12.8
Construction	50	3.5	2.7	51	3.6	2.8
Total commercial real estate loans	327	22.7	15.3	371	26.3	15.6
Commercial lease financing	25	1.7	2.2	27	1.9	2.6
Total commercial loans	1,083	75.0	71.1	1,037	73.6	68.9
Real estate — residential mortgage	68	4.7	18.0	90	6.4	19.1
Home equity loans	68	4.7	5.5	70	5.0	6.1
Other consumer loans	143	9.9	4.5	136	9.6	5.0
Credit cards	82	5.7	0.9	76	5.4	0.9
Total consumer loans	361	25.0	28.9	372	26.4	31.1
Total ALLL — continuing operations (a)	$1,444	100.0%	100.0%	$1,409	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $12 million at September 30, 2025, and $13 million at December 31, 2024.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended September 30, 2025, decreased $40 million compared to the year-ago quarter.

Figure 27. Net Loan Charge-offs (Recoveries) from Continuing Operations

	2025			2024
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$66	$75	$52	$72	$124
Commercial real estate:
Commercial mortgage	27	5	36	18	6
Construction	—	—	—	—	—
Total commercial real estate loans	27	5	36	18	6
Commercial lease financing	—	2	—	1	—
Total commercial loans	93	82	88	91	130
Real estate — residential mortgage	(1)	(1)	—	—	(1)
Home equity loans	—	(1)	—	—	—
Other consumer loans	13	11	12	13	15
Credit cards	9	11	10	10	10
Total consumer loans	21	20	22	23	24
Total net loan charge-offs	$114	$102	$110	$114	$154
Net loan charge-offs to average loans	.42%	.39%	.43%	.43%	.58%
Net loan charge-offs from discontinued operations — education lending business	$—	$1	$1	$1	$1

Figure 28. Net Loan Charge-offs (Recoveries) to Average Loans from Continuing Operations

	2025			2024
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	0.46%	0.54%	0.40%	0.54%	0.93%
Commercial real estate:
Commercial mortgage	0.78	0.18	1.09	0.52	0.17
Construction	0.04	—	—	—	—
Total commercial real estate loans	0.66	0.15	0.89	0.43	0.14
Commercial lease financing	0.03	0.27	(0.01)	0.03	—
Total commercial loans	0.49	0.44	0.49	0.50	0.71
Real estate — residential mortgage	(0.01)	(0.02)	—	0.01	(0.02)
Home equity loans	(0.04)	(0.02)	(0.02)	—	—
Other consumer loans	0.98	0.92	0.98	1.00	1.10
Credit cards	4.00	4.24	4.69	4.50	4.33
Total consumer loans	0.26	0.25	0.29	0.29	0.29
Total net loan charge-offs	0.42%	0.39%	0.43%	0.43%	0.58%

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2025	2024	2025	2024
Average loans outstanding	$106,227	$106,244	$105,439	$108,738
Allowance for loan and lease losses at beginning of period	$1,446	$1,547	$1,409	$1,508
Loans charged off:
Commercial and industrial	$87	$131	$243	$279
Commercial real estate:
Commercial mortgage	27	7	69	22
Construction	—	—	—	—
Total commercial real estate loans(a)	27	7
Commercial lease financing	—	—	2	6
Total commercial loans	114	138	314	307
Real estate — residential mortgage	—	—	1	2
Home equity loans	—	1	1	2
Other consumer loans	15	17	42	49
Credit cards	11	11	35	35
Total consumer loans	26	29	79	88
Total loans charged off	140	167	393	395
Recoveries:
Commercial and industrial	21	7	50	46
Commercial real estate:
Commercial mortgage	—	1	1	2
Construction	—	—	—	—
Total commercial real estate loans(a)	—	1	1	2
Commercial lease financing	—	—	—	5
Total commercial loans	21	8	51	53
Real estate — residential mortgage	1	1	3	4
Home equity loans	—	1	2	2
Other consumer loans	2	2	6	6
Credit cards	2	1	5	4
Total consumer loans	5	5	16	16
Total recoveries	26	13	67	69
Net loan charge-offs	(114)	(154)	(326)	(326)
Provision (credit) for loan and lease losses	112	101	361	312
Allowance for loan and lease losses at end of period	$1,444	$1,494	$1,444	$1,494
Liability for credit losses on lending-related commitments at beginning of period	$297	$286	$290	$296
Provision (credit) for losses on lending-related commitments	(5)	(6)	2	(16)
Other	—	—	—	—
Liability for credit losses on lending-related commitments at end of period(b)	$292	$280	$292	$280
Total allowance for credit losses at end of period	$1,736	$1,774	$1,736	$1,774
Net loan charge-offs to average total loans	0.42%	0.58%	0.41%	0.40%
Allowance for loan and lease losses to period-end loans	1.36	1.42	1.36	1.42
Allowance for credit losses to period-end loans	1.64	1.68	1.64	1.68
Allowance for loan and lease losses to nonperforming loans	219.5	205.2	219.5	205.2
Allowance for credit losses to nonperforming loans	263.8	243.7	263.8	243.7

Discontinued operations — education lending business:
Loans charged off	$1	$1	$2	$3
Recoveries	1	—	1	1
Net loan charge-offs	$—	$(1)	$(1)	$(2)

(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at September 30, 2025, decreased $104 million from December 31, 2024.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2024 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Commercial and industrial	$253	$280	$288	$322	$365
Commercial real estate:
Commercial mortgage	214	226	206	243	176
Construction	—	—	—	—	—
Total commercial real estate loans(a)	214	226	206	243	176
Commercial lease financing	—	—	—	—	—
Total commercial loans(b)	467	506	494	565	541
Real estate — residential mortgage	98	95	94	92	87
Home equity loans	82	84	87	89	90
Other consumer loans	4	4	4	5	4
Credit cards	7	7	7	7	6
Total consumer loans	191	190	192	193	187
Total nonperforming loans	658	696	686	758	728
OREO	10	11	14	14	13
Nonperforming loans held for sale	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$668	$707	$700	$772	$741
Accruing loans past due 90 days or more	$110	$74	$86	$90	$166
Accruing loans past due 30 through 89 days	254	266	281	206	184
Nonperforming assets from discontinued operations — education lending business	2	2	1	2	2
Nonperforming loans to period-end portfolio loans	0.62%	0.65%	0.65%	0.73%	0.69%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	0.63	0.66	0.67	0.74	0.70
(a)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 8 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2025			2024
Dollars in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$696	$686	$758	$728	$710
Loans placed on nonaccrual status	210	233	170	309	271
Charge-offs	(140)	(127)	(126)	(131)	(167)
Loans sold	(13)	—	—	(13)	(32)
Payments	(68)	(74)	(57)	(111)	(37)
Transfers to OREO	(1)	(1)	(2)	(2)	(1)
Loans returned to accrual status	(26)	(21)	(57)	(22)	(16)
Balance at end of period	$658	$696	$686	$758	$728

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024	9/30/2025	9/30/2024
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$20,102	$19,484	$19,003	$18,176	$16,852
Less:	Intangible assets	2,765	2,770	2,774	2,779	2,786
	Preferred Stock (a)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$14,891	$14,268	$13,783	$12,951	$11,620
Total assets (GAAP)		$187,409	$185,499	$188,691	$187,168	$189,763
Less:	Intangible assets	2,765	2,770	2,774	2,779	2,786
	Tangible assets (non-GAAP)	$184,644	$182,729	$185,917	$184,389	$186,977
	Tangible common equity to tangible assets ratio (non-GAAP)	8.1%	7.8%	7.4%	7.0%	6.2%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$19,664	$19,268	$18,632	$16,732	$15,759	$19,193	$14,963
Less:	Intangible assets (average)	2,767	2,772	2,777	2,783	2,789	2,772	2,796
	Preferred Stock (average)	2,500	2,500	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP)	$14,397	$13,996	$13,355	$11,449	$10,470	$13,921	$9,667
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$454	$387	$370	$(279)	$(447)	$1,211	$(27)
Average tangible common equity (non-GAAP)		14,397	13,996	13,355	11,449	10,470	13,921	9,667
Return on average tangible common equity from continuing operations (non-GAAP)		12.5%	11.1%	11.2%	(9.7)%	(17.0)%	11.63%	(0.37)%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$453	$389	$369	$(279)	$(446)	$1,211	$(25)
Average tangible common equity (non-GAAP)		14,397	13,996	13,355	11,449	10,470	13,921	9,667
Return on average tangible common equity consolidated (non-GAAP)		12.5%	11.1%	11.2%	(9.7)%	(16.9)%	11.63%	(0.35)%
Pre-provision net revenue
Net interest income (GAAP)		$1,184	$1,141	$1,096	$1,051	$952	$3,421	$2,714
Plus:	Taxable-equivalent adjustment	9	9	9	10	12	27	35
	Noninterest income	702	690	668	(196)	(269)	2,060	1,005
Less:	Noninterest expense	1,177	1,154	1,131	1,229	1,094	3,462	3,316
	Pre-provision net revenue from continuing operations (non-GAAP)	$718	$686	$642	$(364)	$(399)	$2,046	$438

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

	Three months ended					Nine months ended
Dollars in millions	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024	9/30/2025	9/30/2024
Adjusted noninterest expense
Noninterest expense (GAAP)	$1,177	$1,154	$1,131	$1,229	$1,094	$3,462	$3,316
Adjustments:
FDIC special assessment (other expense)	5	—	—	3	6	5	(28)
Adjusted noninterest expense (non-GAAP)	$1,182	$1,154	$1,131	$1,232	$1,100	$3,467	$3,288

Adjusted noninterest income
Noninterest income (GAAP)	$702	$690	$668	$(196)	$(269)	$2,060	$1,005
Adjustments:
Loss on sale of securities for securities repositioning	—	—	—	915	918	—	918
Scotiabank investment agreement valuation (other income)	—	—	—	3	—	—	—
Adjusted noninterest income (non-GAAP)	$702	$690	$668	$722	$649	$2,060	$1,923

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
We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 92 through 97 of our 2024 Form 10-K. During the three and nine months ended September 30, 2025, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2025

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 and ASU 2025-01 Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance could be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2025-06 - Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)	January 1, 2028 Early adoption permitted.	The guidance revises the accounting for internal-use software by replacing prescriptive development stage guidance with a principle-based capitalization threshold. Entities are required to begin capitalizing costs when management commits funding and it is probable the software will be completed and used as intended.

		This guidance may be applied on a prospective, retrospective or modified retrospective basis.	Key is currently evaluating the impact of this guidance on its financial condition and results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$1,938	$1,743
Short-term investments	13,334	17,504
Trading account assets	972	1,283
Securities available for sale	40,456	37,707
Held-to-maturity securities (fair value: $7,164 and $6,837)	7,509	7,395
Other investments	921	1,041
Loans, net of unearned income of $292 and $311	105,902	104,260
Less: Allowance for loan and lease losses	(1,444)	(1,409)
Net loans	104,458	102,851
Loans held for sale (a)	998	797
Premises and equipment	606	614
Goodwill	2,752	2,752
Other intangible assets	13	27
Corporate-owned life insurance	4,428	4,394
Accrued income and other assets	8,803	8,797
Discontinued assets	221	263
Total assets	$187,409	$187,168
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$122,425	$120,132
Noninterest-bearing deposits	28,340	29,628
Total deposits	150,765	149,760
Federal funds purchased and securities sold under repurchase agreements	10	14
Bank notes and other short-term borrowings	1,339	2,130
Accrued expense and other liabilities	4,276	4,983
Long-term debt	10,917	12,105
Total liabilities	167,307	168,992
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,002	6,038
Retained earnings	15,111	14,584
Treasury stock, at cost (143,749,779 and 149,915,630 shares)	(2,619)	(2,733)
Accumulated other comprehensive income (loss)	(2,149)	(3,470)
Total equity	20,102	18,176
Total liabilities and equity	$187,409	$187,168

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $62 million at September 30, 2025, and $93 million at December 31, 2024.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2025	2024	2025	2024
INTEREST INCOME
Loans	$1,466	$1,516	$4,310	$4,578
Loans held for sale	18	18	43	40
Securities available for sale	408	298	1,211	789
Held-to-maturity securities	64	70	188	218
Trading account assets	11	15	44	45
Short-term investments	156	244	487	578
Other investments	8	14	25	47
Total interest income	2,131	2,175	6,308	6,295
INTEREST EXPENSE
Deposits	748	887	2,231	2,486
Federal funds purchased and securities sold under repurchase agreements	4	1	9	3
Bank notes and other short-term borrowings	14	43	75	140
Long-term debt	181	292	572	952
Total interest expense	947	1,223	2,887	3,581
NET INTEREST INCOME	1,184	952	3,421	2,714
Provision for credit losses	107	95	363	296
Net interest income after provision for credit losses	1,077	857	3,058	2,418
NONINTEREST INCOME
Trust and investment services income	150	140	435	415
Investment banking and debt placement fees	184	171	537	467
Cards and payments income	86	84	253	246
Service charges on deposit accounts	75	67	217	196
Corporate services income	72	69	213	206
Commercial mortgage servicing fees	73	73	219	190
Corporate-owned life insurance income	35	36	100	102
Consumer mortgage income	14	12	42	42
Operating lease income and other leasing gains	11	16	34	61
Other income	8	(2)	16	28
Net securities gains (losses)	(6)	(935)	(6)	(948)
Total noninterest income	702	(269)	2,060	1,005
NONINTEREST EXPENSE
Personnel	742	670	2,127	1,980
Net occupancy	65	66	201	199
Computer processing	105	104	319	307
Business services and professional fees	44	41	132	119
Equipment	20	20	61	60
Operating lease expense	9	14	30	48
Marketing	22	21	67	61
Other expense	170	158	525	542
Total noninterest expense	1,177	1,094	3,462	3,316
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	602	(506)	1,656	107
Income taxes	112	(95)	337	26
INCOME (LOSS) FROM CONTINUING OPERATIONS	490	(411)	1,319	81
Income (loss) from discontinued operations	(1)	1	—	2
NET INCOME (LOSS)	$489	$(410)	$1,319	$83
Income (loss) from continuing operations attributable to Key common shareholders	$454	$(447)	$1,211	$(27)
Net income (loss) attributable to Key common shareholders	453	(446)	1,211	(25)
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$(.47)	$1.10	$(.03)
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.41	(.47)	1.10	(.03)
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$(.47)	$1.09	$(.03)
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.41	(.47)	1.09	(.03)
Weighted-average Common Shares outstanding (000)	1,100,830	948,979	1,099,520	936,962
Effect of Common Share options and other stock awards	9,845	—	8,864	—
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	1,110,675	948,979	1,108,384	936,962

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2025	2024	2025	2024
Net income (loss)	$489	$(410)	$1,319	$83
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(97), $(524), $(281) and $(495)	301	1,663	877	1,571
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(15), $(62), $(120) and $(117)	50	199	376	373
Net pension and postretirement benefit costs, net of income taxes of $0, $0, $(21) and $(1)	1	1	68	4
Total other comprehensive income (loss), net of tax	352	1,863	1,321	1,948
Comprehensive income (loss) attributable to Key	$841	$1,453	$2,640	$2,031

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176
Net income (loss)						1,319			1,319
Other comprehensive income (loss)								1,321	1,321
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.615 per share)						(684)			(684)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Series H Preferred Stock ($1.162500 per depositary share)						(28)			(28)
Employee equity compensation program Common Share repurchases		(1,963)			—		(35)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,129			(35)		149		114
BALANCE AT SEPTEMBER 30, 2025	1,996	1,112,952	$2,500	$1,257	$6,002	$15,111	$(2,619)	$(2,149)	$20,102

BALANCE AT JUNE 30, 2025	1,996	1,112,453	$2,500	$1,257	$5,971	$14,886	$(2,629)	$(2,501)	$19,484
Net income (loss)						489			489
Other comprehensive income (loss)								352	352
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.205 per share)						(228)			(228)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(1)			—		—		—
Common Shares reissued (returned) for stock options and other employee benefit plans		500			31		10		41
BALANCE AT SEPTEMBER 30, 2025	1,996	1,112,952	$2,500	$1,257	$6,002	$15,111	$(2,619)	$(2,149)	$20,102

See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						83			83
Other comprehensive income (loss)								1,948	1,948
Deferred compensation					(4)				(4)
Cash dividends declared
Common Shares ($.615 per share)						(581)			(581)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)			(19)
Series H Preferred Stock ($1.162500 per depositary share)						(28)			(28)
Employee equity compensation program Common Share repurchases		(1,887)			—		(27)		(27)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,745			(67)		160		93
Common Shares reissued under Scotiabank investment agreement, net of issuance costs		47,829			(61)		872		811
BALANCE AT SEPTEMBER 30, 2024	1,996	991,251	$2,500	$1,257	$6,149	$15,066	$(4,839)	$(3,281)	$16,852

BALANCE AT JUNE 30, 2024	1,996	943,200	$2,500	$1,257	$6,185	$15,706	$(5,715)	$(5,144)	$14,789
Net income (loss)						(410)			(410)
Other comprehensive income (loss)								1,863	1,863
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.205 per share)						(194)			(194)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(8)			—		(1)		(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		230			25		5		30
Common Shares reissued under Scotiabank investment agreement, net of issuance costs		47,829			(61)		872		811
BALANCE AT SEPTEMBER 30, 2024	1,996	991,251	$2,500	$1,257	$6,149	$15,066	$(4,839)	$(3,281)	$16,852

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Nine months ended September 30,
(Unaudited)	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$1,319	$83
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	363	296
Depreciation, amortization, and accretion, net	18	68
Increase in cash surrender value of corporate-owned life insurance	(90)	(86)
Stock-based compensation expense	99	76
Deferred income taxes (benefit)	(15)	(138)
Proceeds from sales of loans held for sale	6,756	5,099
Originations of loans held for sale, net of repayments	(6,935)	(5,711)
Net losses (gains) on sales of loans held for sale	(93)	(84)
Net losses (gains) on leased equipment	—	(8)
Net securities and other investments losses (gains)	6	948
Net losses (gains) on sales of fixed assets	—	(4)
Net change in:
Trading account assets	311	(262)
Accrued income and other assets	(77)	224
Accrued expense and other liabilities	(694)	(780)
Other operating activities, net	522	(784)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,490	(1,063)
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	4,170	(11,979)
Purchases of securities available for sale	(6,517)	(12,562)
Proceeds from sales of securities available for sale	5	15,898
Proceeds from prepayments and maturities of securities available for sale	4,976	1,758
Proceeds from prepayments and maturities of held-to-maturity securities	759	881
Purchases of held-to-maturity securities	(868)	—
Net decrease (increase) in other investments	120	130
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,950)	6,962
Proceeds from sales of portfolio loans	122	156
Proceeds from corporate-owned life insurance	56	90
Purchases of premises, equipment, and software	(62)	(42)
Proceeds from sales of premises and equipment	3	12
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	814	1,304
FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,005	4,766
Net increase (decrease) in short-term borrowings	(795)	(688)
Net proceeds from issuance of long-term debt	1,484	1,565
Payments on long-term debt	(2,981)	(5,649)
Employee equity compensation program Common Share repurchases	(35)	(27)
Net proceeds from reissuance of Common Shares	5	5
Net proceeds from Scotiabank investment	—	811
Cash dividends paid	(792)	(689)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,109)	94
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	195	335
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,743	941
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,938	$1,276
Additional disclosures relative to cash flows:
Interest paid	$2,839	$3,112
Income taxes paid (refunded)	28	69
Noncash items:
Reduction of secured borrowing and related collateral	$1	$3
Loans transferred to portfolio from held for sale	71	123
Loans transferred to held for sale from portfolio	6	3
Loans transferred to OREO	3	4
ABS risk retentions	—	6

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

Accounting Guidance Adopted in 2025

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740)	Annual periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain annual tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact and will be incorporated into Key’s annual tax disclosures within the Form 10-K. Key is electing to use a retrospective basis.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share amounts	2025	2024	2025	2024
EARNINGS
Income (loss) from continuing operations	$490	$(411)	$1,319	$81
Less: Dividends on Preferred Stock	36	36	108	108
Income (loss) from continuing operations attributable to Key common shareholders	454	(447)	1,211	(27)
Income (loss) from discontinued operations, net of taxes	(1)	1	—	2
Net income (loss) attributable to Key common shareholders	$453	$(446)	$1,211	$(25)
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,100,830	948,979	1,099,520	936,962
Effect of Common Share options and other stock awards(a)	9,845	—	8,864	—
Weighted-average Common Shares and potential Common Shares outstanding (000)(b)	1,110,675	948,979	1,108,384	936,962
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$(.47)	$1.10	$(.03)
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (c)	.41	(.47)	1.10	(.03)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.41	$(.47)	$1.09	$(.03)
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders—assuming dilution(c)	.41	(.47)	1.09	(.03)
(a)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

Dollars in millions	September 30, 2025	December 31, 2024
Commercial and industrial (b)(c)	$56,791	$52,909
Commercial real estate:
Commercial mortgage	13,378	13,310
Construction	2,817	2,936
Total commercial real estate loans	16,195	16,246
Commercial lease financing (c)	2,333	2,736
Total commercial loans	75,319	71,891

Real estate — residential mortgage	19,008	19,886
Home equity loans	5,863	6,358
Total residential loans	24,871	26,244
Other consumer loans	4,779	5,167
Credit cards	933	958
Total consumer loans	30,583	32,369
Total loans (d)	$105,902	$104,260

(a)Accrued interest of $472 million and $456 million at September 30, 2025, and December 31, 2024, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $212 million and $212 million of commercial credit card balances at September 30, 2025, and December 31, 2024, respectively.
(c)Commercial and industrial includes receivables held as collateral for a secured borrowing of $211 million at December 31, 2024. Commercial lease financing includes receivables of $1 million and $3 million held as collateral for a secured borrowing at September 30, 2025, and December 31, 2024, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to these secured borrowings is included in Note 20 (“Long-Term Debt”) beginning on page 170 of our 2024 Form 10-K.
(d)Total loans exclude loans of $216 million at September 30, 2025, and $257 million at December 31, 2024, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 112 of our 2024 Form 10-K.

The ALLL at September 30, 2025, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2025:

Dollars in millions	June 30, 2025	Provision		Charge-offs	Recoveries	September 30, 2025
Commercial and Industrial	$678	$119		$(87)	$21	$731
Commercial real estate:
Real estate — commercial mortgage	319	(15)		(27)	—	277
Real estate — construction	57	(7)		—	—	50
Total commercial real estate loans	376	(22)		(27)	—	327
Commercial lease financing	32	(7)		—	—	25
Total commercial loans	1,086	90		(114)	21	1,083

Real estate — residential mortgage	68	(1)		—	1	68
Home equity loans	69	(1)		—	—	68
Other consumer loans	141	15		(15)	2	143
Credit cards	82	9		(11)	2	82
Total consumer loans	360	22		(26)	5	361
Total ALLL — continuing operations	1,446	112	(a)	(140)	26	1,444
Discontinued operations	12	—		(1)	1	12
Total ALLL — including discontinued operations	$1,458	$112		$(141)	$27	$1,456

(a)Excludes a credit related to reserves on lending-related commitments of $5 million.

Three months ended September 30, 2024:

Dollars in millions	June 30, 2024	Provision		Charge-offs	Recoveries	September 30, 2024
Commercial and Industrial	$682	$101		$(131)	$7	$659
Commercial real estate:
Real estate — commercial mortgage	383	(19)		(7)	1	358
Real estate — construction	66	(2)		—	—	64
Total commercial real estate loans	449	(21)		(7)	1	422
Commercial lease financing	29	—		—	—	29
Total commercial loans	1,160	80		(138)	8	1,110

Real estate — residential mortgage	115	(5)		—	1	111
Home equity loans	71	1		(1)	1	72
Other consumer loans	128	15		(17)	2	128
Credit cards	73	10		(11)	1	73
Total consumer loans	387	21		(29)	5	384
Total ALLL — continuing operations	1,547	101	(a)	(167)	13	1,494
Discontinued operations	14	—		(1)	—	13
Total ALLL — including discontinued operations	$1,561	$101		$(168)	$13	$1,507

(a)Excludes a credit related to reserves on lending-related commitments of $6 million.

Nine months ended September 30, 2025:

Dollars in millions	December 31, 2024	Provision		Charge-offs	Recoveries	September 30, 2025
Commercial and Industrial	$639	$285		$(243)	$50	$731
Commercial real estate:
Real estate — commercial mortgage	320	25		(69)	1	277
Real estate — construction	51	(1)		—	—	50
Total commercial real estate loans	371	24		(69)	1	327
Commercial lease financing	27	—		(2)	—	25
Total commercial loans	1,037	309		(314)	51	1,083

Real estate — residential mortgage	90	(24)		(1)	3	68
Home equity loans	70	(3)		(1)	2	68
Other consumer loans	136	43		(42)	6	143
Credit cards	76	36		(35)	5	82
Total consumer loans	372	52		(79)	16	361
Total ALLL — continuing operations	1,409	361	(a)	(393)	67	1,444
Discontinued operations	13	—		(2)	1	12
Total ALLL — including discontinued operations	$1,422	$361		$(395)	$68	$1,456

(a)Excludes a provision for losses on lending-related commitments of $2 million.

Nine months ended September 30, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	September 30, 2024
Commercial and Industrial	$556	$336		$(279)	$46	$659
Commercial real estate:
Real estate — commercial mortgage	419	(41)		(22)	2	358
Real estate — construction	52	12		—	—	64
Total commercial real estate loans	471	(29)		(22)	2	422
Commercial lease financing	33	(3)		(6)	5	29
Total commercial loans	1,060	304		(307)	53	1,110

Real estate — residential mortgage	162	(53)		(2)	4	111
Home equity loans	86	(14)		(2)	2	72
Other consumer loans	122	49		(49)	6	128
Credit cards	78	26		(35)	4	73
Total consumer loans	448	8		(88)	16	384
Total ALLL — continuing operations	1,508	312	(a)	(395)	69	1,494
Discontinued operations	16	(1)		(3)	1	13
Total ALLL — including discontinued operations	$1,524	$311		$(398)	$70	$1,507

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

Economic Outlook

As of September 30, 2025, the economy continues to be resilient, but shows signs of slowing down. Growth is weakening, inflationary pressures continue, and policy uncertainty adds to the existing economic pressures.

We utilized the Moody’s August 2025 Consensus forecast as the baseline forecast to estimate our expected credit losses as of September 30, 2025. This baseline scenario reflects slowing growth over the next two years, but no recession. U.S. GDP is expected to grow at an annual rate of 1.7% for 2025 and 2026. The expected National Unemployment Rate is forecasted to peak at 4.5% in mid-2026. The U.S. Consumer Price Index is forecasted to remain close to 3% through late 2026. The Federal Funds Rate decreases gradually over the next year, settling near 3%.

The geopolitical environment remains both uncertain and complex, which poses potential downside-risks to the economic outlook over the next two years, although to what extent remains highly uncertain. These economic uncertainty considerations continue to be addressed through a qualitative reserve adjustment, which leverages downside economic assumptions.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our September 30, 2025 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased $3 million, or 0.3%, from June 30, 2025. The stable reserve levels are reflective of the uncertain economic environment, where economic drivers remain largely unchanged, as the full impacts of tariffs and other policy changes are lagged in making their way through the economy. Changes in loan balances and portfolio mix resulted in a decrease in reserves for our commercial real estate loan segment, which was partially offset by an increase in the reserves for our commercial and industrial segment.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $1 million, or 0.3%,from June 30, 2025. The stable reserve levels are reflective of the continued strong credit performance, particularly for the residential mortgage loan book which represents the largest segment of the consumer portfolio.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of September 30, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$6,584	$6,163	$2,577	$5,613	$3,015	$4,348	$24,582	$143	$53,025
Criticized (Accruing)	85	204	172	637	291	563	1,556	5	3,513
Criticized (Nonaccruing)	6	21	17	53	23	8	124	1	253
Total commercial and industrial	6,675	6,388	2,766	6,303	3,329	4,919	26,262	149	56,791
Current year gross write-offs	8	8	18	30	8	21	150	—	243
Real estate — commercial mortgage
Risk Rating:
Pass	2,015	930	619	2,191	1,651	3,235	1,183	28	11,852
Criticized (Accruing)	22	109	119	430	228	365	28	11	1,312
Criticized (Nonaccruing)	—	—	—	127	46	38	3	—	214
Total real estate — commercial mortgage	2,037	1,039	738	2,748	1,925	3,638	1,214	39	13,378
Current year gross write-offs	19	6	—	6	26	9	3	—	69
Real estate — construction
Risk Rating:
Pass	193	476	835	467	219	73	262	2	2,527
Criticized (Accruing)	—	—	5	115	42	128	—	—	290
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	193	476	840	582	261	201	262	2	2,817
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	203	238	333	514	295	677	—	—	2,260
Criticized (Accruing)	—	2	34	15	2	20	—	—	73
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	203	240	367	529	297	697		—	2,333
Current year gross write-offs	—	—	—	—	—	2	—	—	2
Total commercial loans	$9,108	$8,143	$4,711	$10,162	$5,812	$9,455	$27,738	$190	$75,319
Total commercial loan current year gross write-offs	$27	$14	$18	$36	$34	$32	$153	$—	$314

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$6,345	$3,097	$7,119	$3,934	$1,617	$3,969	$22,709	$115	$48,905
Criticized (Accruing)	172	219	597	419	208	476	1,550	41	3,682
Criticized (Nonaccruing)	23	13	68	30	2	31	153	2	322
Total commercial and industrial	6,540	3,329	7,784	4,383	1,827	4,476	24,412	158	52,909
Current year gross write-offs	1	12	65	106	4	31	144	—	363
Real estate — commercial mortgage
Risk Rating:
Pass	1,052	748	2,818	2,202	594	3,194	1,001	41	11,650
Criticized (Accruing)	31	85	571	281	93	316	30	9	1,416
Criticized (Nonaccruing)	—	—	123	52	3	66	—	—	244
Total real estate — commercial mortgage	1,083	833	3,512	2,535	690	3,576	1,031	50	13,310
Current year gross write-offs	—	—	1	6	—	32	1	—	40
Real estate — construction
Risk Rating:
Pass	199	846	1,021	340	87	67	42	2	2,604
Criticized (Accruing)	—	17	112	58	68	77	—	—	332
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	199	863	1,133	398	155	144	42	2	2,936
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	301	430	626	368	217	679	—	—	2,621
Criticized (Accruing)	2	34	33	9	16	21	—	—	115
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	303	464	659	377	233	700	—	—	2,736
Current year gross write-offs	—	—	—	—	—	7	—	—	7
Total commercial loans	$8,125	$5,489	$13,088	$7,693	$2,905	$8,896	$25,485	$210	$71,891
Total commercial loan current year gross write-offs	$1	$12	$66	$112	$4	$70	$145	$—	$410

(a)Accrued interest of $351 million and $322 million as of September 30, 2025, and December 31, 2024, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of September 30, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$256	$260	$638	$5,427	$6,846	$3,482	$—	$—	$16,909
660 to 749	44	38	84	531	603	448	—	—	1,748
Less than 660	2	10	21	84	65	149	—	—	331
No Score	2	3	2	1	—	10	2	—	20
Total real estate — residential mortgage	304	311	745	6,043	7,514	4,089	2	—	19,008
Current period gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	35	27	25	121	701	1,217	1,783	195	4,104
660 to 749	13	15	14	45	158	269	732	62	1,308
Less than 660	1	2	5	15	43	107	248	23	444
No Score	—	—	—	—	—	1	6	—	7
Total home equity loans	49	44	44	181	902	1,594	2,769	280	5,863
Current period gross write-offs	—	—	—	—	—	—	1	—	1
Other consumer loans
FICO Score:
750 and above	137	80	112	1,024	1,076	635	83	—	3,147
660 to 749	86	54	82	234	228	188	175	—	1,047
Less than 660	10	12	23	57	55	50	53	—	260
No Score	17	12	6	12	13	8	257	—	325
Total consumer direct loans	250	158	223	1,327	1,372	881	568	—	4,779
Current period gross write-offs	3	4	6	6	6	6	11	—	42
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	460	—	460
660 to 749	—	—	—	—	—	—	366	—	366
Less than 660	—	—	—	—	—	—	106	—	106
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	933	—	933
Current period gross write-offs	—	—	—	—	—	—	35	—	35
Total consumer loans	$603	$513	$1,012	$7,551	$9,788	$6,564	$4,272	$280	$30,583
Total consumer loan current period gross write-offs	$3	$4	$6	$6	$6	$7	$47	$—	$79

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$281	$669	$5,720	$7,203	$2,247	$1,510	$—	$—	$17,630
660 to 749	67	116	597	655	199	280	—	—	1,914
Less than 660	4	13	81	63	24	134	—	—	319
No Score	3	2	1	—	1	15	1	—	23
Total real estate — residential mortgage	355	800	6,399	7,921	2,471	1,939	1	—	19,886
Current period gross write-offs	1	—	1	—	—	1	—	—	3
Home equity loans
FICO Score:
750 and above	33	31	139	775	612	731	1,886	251	4,458
660 to 749	17	17	50	181	129	186	772	80	1,432
Less than 660	2	5	15	40	31	82	263	25	463
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	52	53	204	996	772	1,000	2,925	356	6,358
Current period gross write-offs	—	—	—	—	—	1	1	—	2
Other consumer loans
FICO Score:
750 and above	107	143	1,149	1,210	527	245	88	—	3,469
660 to 749	70	109	275	268	128	108	184	—	1,142
Less than 660	9	23	59	59	29	24	56	—	259
No Score	35	12	18	17	7	12	196	—	297
Total consumer direct loans	221	287	1,501	1,554	691	389	524	—	5,167
Current period gross write-offs	—	7	17	12	7	6	15	—	64
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	476	—	476
660 to 749	—	—	—	—	—	—	372	—	372
Less than 660	—	—	—	—	—	—	109	—	109
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	958	—	958
Current period gross write-offs	—	—	—	—	—	—	47	—	47
Total consumer loans	$628	$1,140	$8,104	$10,471	$3,934	$3,328	$4,408	$356	$32,369
Total consumer current period gross write-offs	$1	$7	$18	$12	$7	$8	$63	$—	$116

(a)Accrued interest of $121 million and $134 million as of September 30, 2025, and December 31, 2024, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 111 of our 2024 Form 10-K.

The following aging analysis of past due and current loans as of September 30, 2025, and December 31, 2024, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of September 30, 2025	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$56,431	$45	$24	$38	$253	$360	$56,791
Commercial real estate:
Commercial mortgage	13,030	79	8	47	214	348	13,378
Construction	2,794	—	22	1	—	23	2,817
Total commercial real estate loans	15,824	79	30	48	214	371	16,195
Commercial lease financing	2,332	1	—	—	—	1	2,333
Total commercial loans	$74,587	$125	$54	$86	$467	$732	$75,319
Real estate — residential mortgage	$18,891	$13	$6	$—	$98	$117	$19,008
Home equity loans	5,754	18	5	4	82	109	5,863
Other consumer loans	4,741	15	9	10	4	38	4,779
Credit cards	907	5	4	10	7	26	933
Total consumer loans	$30,293	$51	$24	$24	$191	$290	$30,583
Total loans	$104,880	$176	$78	$110	$658	$1,022	$105,902

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $472 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $69 million in Commercial mortgage and $5 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
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

At September 30, 2025, the carrying amount of our commercial nonperforming loans outstanding represented 70% of their original contractual amount owed, total nonperforming loans outstanding represented 76% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $12 million and $39 million for the three and nine months ended September 30, 2025, respectively, and $14 million and $41 million for the three and nine months ended September 30, 2024, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $361 million at September 30, 2025 and $381 million at December 31, 2024.

As of September 30, 2025, 48% of our nonperforming loans were contractually current versus 43% as of December 31, 2024.

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

At September 30, 2025 and September 30, 2024, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was $66 million and $73 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three and nine months ended September 30, 2025.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months of the noted periods. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of September 30, 2025, there were 103 loans totaling $16 million in a trial modification period. As of September 30, 2024, there were 110 loans totaling $19 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $100 million and $29 million at September 30, 2025 and September 30, 2024, respectively.

As of September 30, 2025	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$2	$76	$22	$16	$116	0.20%
Commercial real estate:
Commercial mortgage	—	194	2	52	248	1.85
Construction	—	34	—	—	34	1.21
Total commercial real estate loans	—	228	2	52	282	1.74
Total commercial loans	$2	$304	$24	$68	$398	0.53%

Real estate — residential mortgage	$2	$1	$—	$10	$13	0.07%
Home equity loans	4	1	1	5	11	0.19
Other consumer loans	—	3	—	3	6	0.13
Credit cards	—	—	—	3	3	0.32
Total consumer loans	$6	$5	$1	$21	$33	0.11%
Total loans	$8	$309	$25	$89	$431	0.41%

As of September 30, 2024	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$126	$11	$16	$153	0.29%
Commercial real estate:
Commercial mortgage	28	189	3	—	220	1.61
Construction	—	27	—	—	27	0.87
Total commercial real estate loans	28	216	3	—	247	1.48
Total commercial loans	$28	$342	$14	$16	$400	0.55%

Real estate — residential mortgage	$1	$—	$—	$11	$12	0.06%
Home equity loans	3	1	1	6	11	0.17
Other consumer loans	—	1	—	2	3	0.06
Credit cards	—	—	—	4	4	0.44
Total consumer loans	$4	$2	$1	$23	$30	0.09%
Total loans	$32	$344	$15	$39	$430	0.41%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods. For the three and nine months ended September 30, 2025, the weighted-average interest rate change for commercial and industrial loans was comprised solely of modifications of commercial credit card balances.

Three months ended September 30, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(0.43)%	0.41
Commercial mortgage	—%	0.45
Construction	—%	0.35
Real estate — residential mortgage	(1.63)%	7.00
Home equity loans	(2.85)%	7.69
Other consumer loans	(3.59)%	1.52
Credit cards	(1.16)%	0.25

Nine months ended September 30, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(0.43)%	0.83
Commercial mortgage	—%	1.09
Construction	—%	0.02
Real estate — residential mortgage	(1.80)%	5.87
Home equity loans	(2.82)%	5.95
Other consumer loans	(3.77)%	1.04
Credit cards	(8.46)%	0.75

Three months ended September 30, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(17.00)%	0.42
Commercial mortgage	—%	0.43
Construction	—%	0.00
Real estate — residential mortgage	(1.85)%	2.47
Home equity loans	(4.68)%	5.60
Other consumer loans	(4.18)%	0.40
Credit cards	(12.13)%	0.25

Nine months ended September 30, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(6.29)%	1.14
Commercial mortgage	(1.91)%	0.20
Construction	—%	3.20
Real estate — residential mortgage	(1.73)%	5.77
Home equity loans	(3.75)%	6.44
Other consumer loans	(3.90)%	0.62
Credit cards	(15.21)%	0.75

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

Three months ended September 30, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Credit cards	$—	$—	$—	$1	$1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$—	$—	$1	$1

Nine months ended September 30, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$2	$7	$—	$9
Commercial real estate
Commercial mortgage	—	19	—	—	19
Total commercial real estate loans	—	19	—	—	19
Total commercial loans	$—	$21	$7	$—	$28
Real estate — residential mortgage	$—	$—	$—	$1	$1
Credit cards	—	—	—	2	2
Total consumer loans	$—	$—	$—	$3	$3
Total loans	$—	$21	$7	$3	$31

Three months ended September 30, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$1	$—	$—	$1
Commercial real estate
Commercial mortgage	$28	$—	$—	$1	$29
Total commercial loans	28	1	—	1	30
Total loans	$28	$1	$—	$1	$30

Nine months ended September 30, 2024
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$17	$—	$1	$18
Commercial real estate
Commercial mortgage	28	—	—	1	29
Total commercial real estate loans	28	—	—	1	29
Total commercial loans	$28	$17	$—	$2	$47
Home equity loans	$—	$—	$—	$1	$1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$28	$17	$—	$3	$48

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the amortized cost as of September 30, 2025, of loans modified during the 12 months then ended, by aging.

As of September 30, 2025	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$102	$4	$10	$116
Commercial real estate
Commercial mortgage	244	2	2	248
Construction	34	—	—	34
Total commercial real estate loans	278	2	2	282
Commercial lease financing	—	—	—	—
Total commercial loans	$380	$6	$12	$398
Real estate — residential mortgage	$12	$1	$—	$13
Home equity loans	9	1	1	11
Other consumer loans	6	—	—	6
Credit cards	3	—	—	3
Total consumer loans	$30	$2	$1	$33
Total loans	$410	$8	$13	$431

The following table presents the amortized cost as of September 30, 2024, of loans modified during the 12 months then ended, by aging.

As of September 30, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$132	$18	$3	$153
Commercial real estate
Commercial mortgage	189	—	31	220
Construction	27	—	—	27
Total commercial real estate loans	348	18	34	400
Commercial lease financing	—	—	—	—
Total commercial loans	$348	$18	$34	$400
Real estate — residential mortgage	$9	$3	$—	$12
Home equity loans	9	1	1	11
Other consumer loans	3	—	—	3
Credit cards	4	—	—	4
Total consumer loans	$25	$4	$1	$30
Total loans	$373	$22	$35	$430

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

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2025	2024	2025	2024
Balance at beginning of period	$297	$286	$290	$296
Provision (credit) for losses on lending-related commitments	(5)	(6)	2	(16)
Balance at end of period	$292	$280	$292	$280

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements”) in our 2024 Form 10-K. The following tables present these assets and liabilities at September 30, 2025, and December 31, 2024.

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$550	$—	$550	$—	$930	$—	$930
States and political subdivisions	—	79	—	79	—	127	—	127
Other mortgage-backed securities	—	199	—	199	—	183	—	183
Other securities	1	139	—	140	—	25	—	25
Total trading account securities	1	967	—	968	—	1,265	—	1,265
Commercial loans	—	4	—	4	—	18	—	18
Total trading account assets	1	971	—	972	—	1,283	—	1,283
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8,208	—	8,208	—	8,904	—	8,904
Agency residential collateralized mortgage obligations	—	8,779	—	8,779	—	9,224	—	9,224
Agency residential mortgage-backed securities	—	19,434	—	19,434	—	15,169	—	15,169
Agency commercial mortgage-backed securities	—	4,035	—	4,035	—	4,410	—	4,410
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	40,456	—	40,456	—	37,707	—	37,707
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	—	—	—	11	—	—	—	14
Total principal investments	—	—	—	11	—	—	—	14
Equity investments:
Direct	—	—	2	2	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	68	—	—	—	54
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	3
Total equity investments	—	—	2	73	—	—	2	59
Total other investments	—	—	2	84	—	—	2	73
Loans, net of unearned income (residential)	—	—	10	10	—	—	10	10
Loans held for sale (residential)	—	62	—	62	—	93	—	93
Derivative assets:
Interest rate	—	161	3	164	—	114	(4)	110
Foreign exchange	57	45	—	102	93	31	—	124
Commodity	—	276	—	276	—	363	—	363
Credit	—	—	—	—	—	—	—	—
Other	—	16	1	17	—	15	—	15
Derivative assets	57	498	4	559	93	523	(4)	612
Netting adjustments (b)	—	—	—	(329)	—	—	—	(363)
Total derivative assets	57	498	4	230	93	523	(4)	249
Total assets on a recurring basis at fair value	$58	$41,987	$16	$41,814	$93	$39,606	$8	$39,415
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$484	$355	$—	$839	$107	$773	$—	$880
Derivative liabilities:
Interest rate	—	574	—	574	—	965	—	965
Foreign exchange	51	45	—	96	85	32	—	117
Commodity	—	263	—	263	—	343	—	343
Credit	—	8	—	8	—	—	—	—
Other	—	30	—	30	—	14	—	14
Derivative liabilities	51	920	—	971	85	1,354	—	1,439
Netting adjustments (b)	—	—	—	(334)	—	—	—	(411)
Total derivative liabilities	51	920	—	637	85	1,354	—	1,028
Total liabilities on a recurring basis at fair value	$535	$1,275	$—	$1,476	$192	$2,127	$—	$1,908

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

The following table presents the fair value of our indirect principal investments and related unfunded commitments at September 30, 2025, as well as financial support provided for the three and nine months ended September 30, 2025, and September 30, 2024.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2025		2025		2024		2025		2024
Dollars in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Indirect investments (measured at NAV) (a)	$11	$1	$—	$—	$—	$—	$—	$—	$—	$—
Total	$11	$1	$—	$—	$—	$—	$—	$—	$—	$—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2025, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2025, and September 30, 2024.

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2025
Other investments
Equity investments
Direct	$2	$—	$—	(c)	$—	$—	$—	$—	$—		$—		$2	$—
Loans, net of unearned income (residential)	10	—	1		—	—	—	(1)	—		—		10	—
Derivative instruments (a)
Interest rate	(4)	—	10	(d)	8	—	—	—	(5)	(e)	(6)	(e)	3	—
Other (b)	—	—	—		—	—	—	1	—		—		1	—
Three months ended September 30, 2025
Other investments
Equity investments
Direct	$3	$—	$(1)	(c)	$—	$—	$—	$—	$—		$—		$2	$—
Loans, net of unearned income (residential)	11	—	—		—	—	—	(1)	—		—		10	—
Derivative instruments (a)
Interest rate	2	—	1	(d)	2	—	—	—	—	(e)	(2)	(e)	3	—
Other (b)	2	—	—		—	—	—	(1)	—		—		1	—

Dollars in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2024
Other investments
Equity investments
Direct	$2	$—	$1	(c)	$—	$—	$—	$—	$—		$—		$3	$—
Loans, net of unearned income (residential)	9	—	—		—	—	—	(2)	—		2		9	—
Derivative instruments (a)
Interest rate	(2)	—	(5)	(d)	7	—	—	—	2	(e)	5	(e)	7	—
Other (b)	2	—	—		—	—	—	(1)	—		—		1	—
Three months ended September 30, 2024
Other investments
Equity investments
Direct	$2	$—	$1	(c)	$—	$—	$—	$—	$—		$—		$3	$—
Loans, net of unearned income (residential)	11	—	—		—	—	—	(2)	—		—		9	—
Derivative instruments (a)
Interest rate	(2)	—	2	(d)	6	—	—	—	1	(e)	—	(e)	7	—
Other (b)	1	—	—		—	—	—	—	—		—		1	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements”) in our 2024 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2025, and December 31, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2025, and December 31, 2024:

	September 30, 2025				December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$96	$96	$—	$—	$152	$152
Loans held for sale	—	—	3	3	—	—	—	—
Accrued income and other assets	—	—	32	32	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$131	$131	$—	$—	$166	$166

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2025, and December 31, 2024, the carrying amount of equity investments under this method was $430 million and $394 million, respectively. We had no adjustments or impairments for the three months ended September 30, 2025 and less than $1 million of impairment for the nine months ended September 30, 2025.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at September 30, 2025, and December 31, 2024, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	September 30, 2025	December 31, 2024			September 30, 2025	December 31, 2024
Recurring
Loans, net of unearned income (residential)	$10	$10	Market comparable pricing	Comparability factor	74.30 - 99.00% (84.62%)	68.00-95.00% (77.48%)
Derivative instruments:
Interest rate	3	(4)	Discounted cash flows	Probability of default	.02 - 100% (4.60%)	.02 - 100% (5.00%)
				Loss given default	0 - 1 (.500)	0 - 1 (.500)
Insignificant level 3 assets, net of liabilities(c)	3	2
Nonrecurring
Collateral-dependent loans	96	152	Fair value of collateral	Credit and liquidity discount	0 - 100.00% (33.00%)	0 - 100.00% (33.00%)
Loans held for sale	3	—	Market comparable pricing	Comparability factor	N/M	N/A
Accrued income and other assets: (d)
OREO and other Level 3 assets	9	14	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $23 million pertaining to mortgage servicing assets measured on a nonrecurring basis as of September 30, 2025. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2025, and December 31, 2024, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2025
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$972	$1	$971	$—	$—	$—		$972
Other investments (b) (h)	921	—	—	839	82	—		921
Loans, net of unearned income (residential) (d)	10	—	—	10	—	—		10
Loans held for sale (residential) (b)	62	—	62	—	—	—		62
Derivative assets - trading (b)	213	57	481	4	—	(329)	(f)	213
Fair value - OCI
Securities available for sale (b)	40,456	—	40,456	—	—	—		40,456
Derivative assets - hedging (b)(g)	17	—	17	—	—	—	(f)	17
Amortized cost
Held-to-maturity securities (c)	7,509	—	7,164	—	—	—		7,164
Loans, net of unearned income (d)	104,448	—	—	101,186	—	—		101,186
Loans held for sale (b)	936	—	—	936	—	—		936
Other
Cash and other short-term investments (a)	15,272	15,272	—	—	—	—		15,272
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$637	$51	$920	$—	$—	$(334)	(f)	$637
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	—	—	—	—	(f)	—
Amortized cost
Time deposits (e)	14,595	—	14,675	—	—	—		14,675
Short-term borrowings (a)	1,349	484	865	—	—	—		1,349
Long-term debt (e)	10,917	10,275	751	—	—	—		11,026
Other
Deposits with no stated maturity (a)	136,170	—	136,170	—	—	—		136,170

	December 31, 2024
		Fair Value
Dollars in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,283	$—	$1,283	$—	$—	$—		$1,283
Other investments (b) (h)	1,041	—	—	969	72	—		1,041
Loans, net of unearned income (residential) (d)	10	—	—	10	—	—		10
Loans held for sale (residential) (b)	93	—	93	—	—	—		93
Derivative assets - trading (b)	255	93	527	(4)	—	(361)	(f)	255
Fair value - OCI
Securities available for sale (b)	37,707	—	37,707	—	—	—		37,707
Derivative assets - hedging (b)(g)	(6)	—	(4)	—	—	(2)	(f)	(6)
Amortized cost
Held-to-maturity securities (c)	7,395	—	6,837	—	—	—		6,837
Loans, net of unearned income (d)	102,841	—	—	99,105	—	—		99,105
Loans held for sale (b)	704	—	—	704	—	—		704
Other
Cash and other short-term investments (a)	19,247	19,247	—	—	—	—		19,247
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$1,028	$85	$1,351	$—	$—	$(408)	(f)	$1,028
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	3	—	—	(3)	(f)	—
Amortized cost
Time deposits (e)	16,952	—	17,068	—	—	—		17,068
Short-term borrowings (a)	2,144	107	2,037	—	—	—		2,144
Long-term debt (e)	12,105	11,430	477	—	—	—		11,907
Other
Deposits with no stated maturity (a)	132,808	—	132,808	—	—	—		132,808

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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $216 million ($163 million at fair value) at September 30, 2025, and $257 million ($192 million at fair value) at December 31, 2024.

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

	September 30, 2025				December 31, 2024
Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$8,170	$59	$21	$8,208	$8,928	$20	$44	$8,904
Agency residential collateralized mortgage obligations	10,554	4	1,779	8,779	11,409	8	2,193	9,224
Agency residential mortgage-backed securities	19,779	161	506	19,434	16,038	3	872	15,169
Agency commercial mortgage-backed securities	4,390	—	355	4,035	4,927	—	517	4,410
Total securities available for sale	$42,893	$224	$2,661	$40,456	$41,302	$31	$3,626	$37,707

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,176	$6	$191	$3,991	$4,577	$3	$332	$4,248
Agency residential mortgage-backed securities	1,002	6	13	995	151	—	17	134
Agency commercial mortgage-backed securities	2,185	1	152	2,034	2,333	—	203	2,130
Asset-backed securities (c)	122	—	2	120	308	—	8	300
Other securities	24	—	—	24	26	—	1	25
Total held-to-maturity securities	$7,509	$13	358	$7,164	$7,395	$3	$561	$6,837

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At September 30, 2025, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $126 million and $22 million, respectively. At December 31, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $109 million and $21 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $111 million and $(6) million as of September 30, 2025 and December 31, 2024, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
(c)Amortized cost includes $118 million of securities as of September 30, 2025, and $303 million of securities as of December 31, 2024, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025, and December 31, 2024.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
Securities available for sale:
U.S Treasury, agencies, and corporations	$50	$—	$1,819	$21	$1,869	$21
Agency residential collateralized mortgage obligations	41	—	7,877	1,779	7,918	1,779
Agency residential mortgage-backed securities	555	2	7,701	504	8,256	506
Agency commercial mortgage-backed securities	—	—	3,868	355	3,868	355
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	173	2	3,230	189	3,403	191
Agency residential mortgage-backed securities	190	1	128	12	318	13
Agency commercial mortgage-backed securities	—	—	1,964	152	1,964	152
Asset-backed securities	—	—	120	2	120	2
Other securities	5	—	6	—	11	—
Total securities in an unrealized loss position	$1,014	$5	$26,713	$3,014	$27,727	$3,019
December 31, 2024
Securities available for sale:
U.S. Treasury, agencies, and corporations	$3,647	$8	$508	$36	$4,155	$44
Agency residential collateralized mortgage obligations	91	—	8,108	2,193	8,199	2,193
Agency residential mortgage-backed securities	11,364	254	3,145	618	14,509	872
Agency commercial mortgage-backed securities	50	1	4,360	516	4,410	517
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	569	18	3,387	314	3,956	332
Agency residential mortgage-backed securities	—	—	134	17	134	17
Agency commercial mortgage-backed securities	—	—	2,060	203	2,060	203
Asset-backed securities	—	—	300	8	300	8
Other securities	7	—	8	1	15	1
Total securities in an unrealized loss position	$15,728	$281	$22,010	$3,906	$37,738	$4,187

Based on our evaluation at September 30, 2025, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The security issuers continue to make timely principal and interest payments.

For the three months ended September 30, 2025, we had no gross realized gains or losses from the sale of securities available for sale. For the three months ended September 30, 2024, we recognized no gross realized gains and $935 million in gross realized losses from the sale of securities available for sale.

For the nine months ended September 30, 2025, we had no gross realized gains or losses from the sale of securities available for sale. For the nine months ended September 30, 2024, we recognized no gross realized gains and $948 million in gross realized losses from the sale of securities available for sale.

At September 30, 2025 and December 31, 2024, securities available for sale and held-to-maturity securities totaling $19.2 billion and $19.1 billion, respectively, were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at September 30, 2025. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2025	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,023	$3,030	$562	$555
Due after one through five years	11,115	10,811	2,153	2,091
Due after five through ten years	21,322	19,646	3,603	3,460
Due after ten years	7,433	6,969	1,191	1,058
Total	$42,893	$40,456	$7,509	$7,164

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2025, and December 31, 2024. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	September 30, 2025			December 31, 2024
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$63,050	$17	$—	$64,701	$(4)	$3
Derivatives not designated as hedging instruments:
Interest rate	74,725	147	574	72,215	114	962
Foreign exchange	5,809	102	96	6,516	124	117
Commodity	6,083	276	263	8,778	363	343
Credit	78	—	8	60	—	—
Other (b)	6,123	17	30	3,145	15	14
Total derivatives not designated as hedging instruments:	92,818	542	971	90,714	616	1,436
Total derivatives	155,868	559	971	155,415	612	1,439
Netting adjustments (c)	—	(329)	(334)	—	(363)	(411)
Net derivatives in the balance sheet	155,868	230	637	155,415	249	1,028
Other collateral (d)	—	(3)	(1)	—	—	(1)
Net derivative amounts	$155,868	$227	$636	$155,415	$249	$1,027

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of September 30, 2025, excess collateral that has not been offset against net derivative instrument positions totaled $175 million of cash collateral and $207 million of securities collateral posted as well as $8 million of cash collateral and $114 million of securities collateral held. As of December 31, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $168 million of cash collateral and $215 million of securities collateral posted as well as $13 million of cash collateral and $32 million of securities collateral held.
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

Fair value hedges. During the nine months ended September 30, 2025, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2025, and December 31, 2024, related to cumulative basis adjustments for fair value hedges.

	September 30, 2025
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$9,436	$(200)	$(4)
Interest rate contracts	Securities Available for Sale(b)	12,407	(113)	15

	December 31, 2024
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$10,249	$(490)	$(4)
Interest rate contracts	Securities Available for Sale(b)	12,097	5	17
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At September 30, 2025, and December 31, 2024, the amortized costs of the closed portfolios in these hedging relationships was $6.1 billion and $5 billion, respectively, of which $4.5 billion and 4 billion were designated in a portfolio layer hedging relationship. At September 30, 2025, and December 31, 2024, the cumulative basis adjustments associated with these amounts totaled $44 million and $41 million, respectively, which is comprised of $59 million and $24 million in active hedging relationships and $15 million and $17 million for discontinued hedging relationships.

Cash flow hedges. During the nine-month period ended September 30, 2025, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2025, we expect to reclassify an estimated $92 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2025. As of September 30, 2025, the maximum length of time over which we hedge forecasted transactions is 4.01 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2025, and September 30, 2024.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended September 30, 2025
Total amounts presented in the consolidated statement of income	$(181)	$1,466	$408	$184

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$(42)	$—	$3	$—
Recognized on derivatives designated as hedging instruments	(2)	—	4	—
Net income (expense) recognized on fair value hedges	$(44)	$—	$7	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(98)	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$(98)	$—	$—

Three months ended September 30, 2024
Total amounts presented in the consolidated statement of income	$(292)	$1,516	$298	$171

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$(333)	$—	$329	$—
Recognized on derivatives designated as hedging instruments	258	—	(285)	—
Net income (expense) recognized on fair value hedges	$(75)	$—	$44	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(184)	$—	$(3)
Net income (expense) recognized on cash flow hedges	$—	$(184)	$—	$(3)

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees
Nine months ended September 30, 2025
Total amounts presented in the consolidated statement of income	$(572)	$4,310	$1,211	$537

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$(294)	$—	$118	$—
Recognized on derivatives designated as hedging instruments	157	—	(98)	—
Net income (expense) recognized on fair value hedges	$(137)	$—	$20	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$(281)	$—	$—
Net income (expense) recognized on cash flow hedges	$(2)	$(281)	$—	$—

Nine months ended September 30, 2024
Total amounts presented in the consolidated statement of income	$(952)	$4,578	$789	$467

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$(198)	$—	$156	$—
Recognized on derivatives designated as hedging instruments	(22)	—	(47)	—
Net income (expense) recognized on fair value hedges	$(220)	$—	$109	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(599)	$—	$(2)
Net income (expense) recognized on cash flow hedges	$(1)	$(599)	$—	$(2)

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the three- and nine-month periods ended September 30, 2025, and September 30, 2024, and where they are recorded on the income statement. The table includes net gains (losses) recognized in AOCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2025
Cash Flow Hedges
Interest rate	$(30)	Interest income — Loans	$(98)
Interest rate	—	Interest expense — Long-term debt	—
Interest rate	—	Investment banking and debt placement fees	—
Total	$(30)		$(98)
Three months ended September 30, 2024
Cash Flow Hedges
Interest rate	$410	Interest income — Loans	$(184)
Interest rate	—	Interest expense — Long-term debt	—
Interest rate	(5)	Investment banking and debt placement fees	(3)
Total	$405		$(187)

Dollars in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2025
Cash Flow Hedges
Interest rate	$333	Interest income — Loans	$(281)
Interest rate	(1)	Interest expense — Long-term debt	(2)
Interest rate	—	Investment banking and debt placement fees	—
Total	$332		$(283)
Nine months ended September 30, 2024
Cash Flow Hedges
Interest rate	$49	Interest income — Loans	$(599)
Interest rate	1	Interest expense — Long-term debt	(1)
Interest rate	(4)	Investment banking and debt placement fees	(2)
Total	$46		$(602)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2025, and September 30, 2024, and where they are recorded on the income statement.

	Three months ended September 30, 2025				Three months ended September 30, 2024
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$15	$—	$—	$15	$8	$—	$3	$11
Foreign exchange	8	—	—	8	13	—	—	13
Commodity	1	—	—	1	4	—	—	4
Credit	—	—	(14)	(14)	—	—	(22)	(22)
Other	—	(1)	2	1	—	—	3	3
Total net gains (losses)	$24	$(1)	$(12)	$11	$25	$—	$(16)	$9

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$36	$—	$6	$42	$27	$—	$4	$31
Foreign exchange	35	—	—	35	39	—	—	39
Commodity	5	—	—	5	9	—	—	9
Credit	—	—	(33)	(33)	1	—	(36)	(35)
Other	—	(1)	(7)	(8)	—	1	9	10
Total net gains (losses)	$76	$(1)	$(34)	$41	$76	$1	$(23)	$54

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $77 million was netted against derivative assets on the balance sheet at September 30, 2025, compared to $75 million of cash collateral netted against derivative assets at December 31, 2024. The cash collateral netted against derivative liabilities totaled $82 million at September 30, 2025, and $124 million at December 31, 2024. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 144 of our 2024 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	September 30, 2025	December 31, 2024
Interest rate	$115	$58
Foreign exchange	68	81
Commodity	107	170
Credit	—	—
Other	17	15
Derivative assets before collateral	307	324
Plus(Less): Related collateral	(77)	(75)
Total derivative assets	$230	$249

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2025, we had gross exposure of $235 million to broker-dealers and banks and a net exposure of $44 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We held no additional collateral in the form of securities. At December 31, 2024, we had gross exposure of $247 million to broker-dealers and banks, a net exposure of $42 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist, and held no additional collateral in the form of securities against this net exposure.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and SOFR futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”). At September 30, 2025, and December 31, 2024, our CVA reserve was $6 million and $4 million, respectively. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At September 30, 2025, we had gross exposure of $206 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $186 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. At December 31, 2024, we had gross exposure of $239 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements and had net exposure of $207 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a nominal net liability position as of September 30, 2025 and December 31, 2024. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 144 of our 2024 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2025, and December 31, 2024. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2025			December 31, 2024
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$10	4.09	1.74%	$2	7.64	2.03%
Total credit derivatives sold	$10	—	—	$2	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2025, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	September 30, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$(62)	$(83)
Collateral posted	58	80

As of September 30, 2025, and December 31, 2024, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At September 30, 2025, and December 31, 2024, only KeyBank held derivative contracts with credit risk contingent features.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2025	2024	2025	2024
Balance at beginning of period	$587	$612	$609	$638
Servicing retained from loan sales	23	17	55	44
Purchases	2	7	10	17
Amortization	(32)	(30)	(94)	(93)
Balance at end of period	$580	$606	$580	$606
Fair value at end of period	$759	$816	$759	$816

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2025, and September 30, 2024, along with the valuation techniques, are shown in the following table:

		September 30, 2025			September 30, 2024
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.01%
	Residual cash flows discount rate	7.02%	10.75%	10.47%	7.17%	10.72%	10.38%
	Escrow earn rate	4.23%	4.37%	4.36%	4.51%	4.56%	4.51%
	Loan assumption rate	—%	2.49%	2.00%	—%	2.36%	1.99%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $307 million for the nine-month period ended September 30, 2025, and $284 million for the nine-month period ended September 30, 2024. This fee income was offset by $94 million of amortization for the nine-month period ended September 30, 2025, and $93 million for the nine-month period ended September 30, 2024. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2025	2024	2025	2024
Balance at beginning of period	$112	$109	$111	$108
Servicing retained from loan sales	4	4	11	9
Amortization	(3)	(3)	(9)	(8)
Temporary (impairments) recoveries	(1)	(2)	(1)	(1)
Balance at end of period	$112	$108	$112	$108
Fair value at end of period	$136	$129	$136	$129

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2025, and September 30, 2024, along with the valuation techniques, are shown in the following table:

		September 30, 2025			September 30, 2024
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	6.33%	32.33%	8.45%	7.08%	53.34%	8.33%
	Discount rate	6.50%	8.75%	6.61%	6.50%	8.75%	6.60%
	Servicing cost	$70.00	$4,332	$76.08	$70.00	$3,582	$75.25
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

The amortization of residential servicing assets for September 30, 2025, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $30 million for the nine-month period ended September 30, 2025, and $29 million for the nine-month period ended September 30, 2024. This fee income was offset by $9 million of amortization for the nine-month period ended September 30, 2025, and $8 million for the nine-month period ended September 30, 2024. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the Consolidated Statements of Income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the Consolidated Statements of Income. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2025	2024	2025	2024
Sales-type and direct financing leases
Interest income on lease receivable	$13	$17	$42	$53
Interest income related to accretion of unguaranteed residual asset	1	2	5	7
Interest income on deferred fees and costs	6	5	16	15
Total sales-type and direct financing lease income	$20	$24	$63	$75
Operating leases
Operating lease income related to lease payments	$11	$16	$34	$53
Other operating leasing gains (losses)	—	—	—	8
Total operating lease income and other leasing gains	11	16	34	61
Total lease income	$31	$40	$97	$136

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. A quantitative or qualitative testing approach may be used. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 117 of our 2024 Form 10-K. There were no changes to goodwill balances in the third quarter of 2025.

The carrying amount of goodwill by reporting segment is presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT SEPTEMBER 30, 2024	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2024	$1,819	$933	$2,752
BALANCE AT SEPTEMBER 30, 2025	$1,819	$933	$2,752

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2024 Form 10-K.

LIHTC and NMTC investments. We had $2.5 billion and $2.5 billion of investments in LIHTC operating partnerships at September 30, 2025, and December 31, 2024, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2025, and December 31, 2024, we had liabilities of $1.2 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2025, and December 31, 2024. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2024 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2025
LIHTC investments	$11,249	$5,057	$2,972
December 31, 2024
LIHTC investments	$9,901	$4,468	$2,996

We had $28 million and $29 million in NMTC investments at September 30, 2025 and December 31, 2024, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the nine months ended September 30, 2025, we recognized $200 million of amortization, $195 million of tax credits and $49 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the nine months ended September 30, 2024, we recognized $171 million of amortization, $166 million of tax credits and $41 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $11 million and $14 million at September 30, 2025 and December 31, 2024, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2025, and December 31, 2024.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2025
Indirect investments	$1,836	$3	$12
December 31, 2024
Indirect investments	$2,352	$3	$15

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2025, and December 31, 2024, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2025, and December 31, 2024, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 6 (“Fair Value Measurements”) beginning on page 133 and in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2024 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at September 30, 2025, and December 31, 2024. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Our maximum exposure to loss is equal to the value of the assets recorded. Of the total balance as of September 30, 2025, $118 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 158 of our 2024 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
September 30, 2025
Other unconsolidated VIEs	$557	$—
December 31, 2024
Other unconsolidated VIEs	$733	$1

12. Income Taxes

One Big Beautiful Bill Act

On July 4, 2025, new U.S. tax legislation was signed into law, OBBBA, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Key does not expect any material change to our ongoing tax rate or any material impact on our results of operations.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 18.7% for the third quarter of 2025 and 18.8% for the third quarter of 2024. The effective tax rates were less than our combined federal and state statutory tax rate of 24.2%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Deferred Taxes

At September 30, 2025, we had a net deferred tax asset of $1.2 billion, compared to a net deferred tax asset of $1.6 billion at December 31, 2024, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $13 million at September 30, 2025, and $15 million at December 31, 2024. The valuation allowance is associated with federal and state capital loss carryforwards.

Unrecognized Tax Benefits

At September 30, 2025, Key’s unrecognized tax benefits were $40 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2025, and December 31, 2024, approximately $216 million and $257 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 164 of our 2024 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2025	2024	2025	2024
Interest cost on PBO	$11	$10	$33	$30
Expected return on plan assets	(11)	(10)	(33)	(29)
Amortization of losses	2	3	6	8
Settlement loss	—	—	—	—
Net pension cost	$2	$3	$6	$9

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

The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

Dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2025
KeyCorp Capital I	$156	$6	$162	5.292%	2028
KeyCorp Capital II	86	4	90	6.875	2029
KeyCorp Capital III	111	4	115	7.750	2029
HNC Statutory Trust III	21	1	22	5.857	2035
HNC Statutory Trust IV	21	1	22	5.852	2036
Willow Grove Statutory Trust I	18	1	19	5.609	2037
Westbank Capital Trust II	8	—	8	6.455	2034
Westbank Capital Trust III	8	—	8	6.455	2034
Total	$429	$17	$446	6.355%	—

December 31, 2024	$427	$17	$444	6.519%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. The principal amount of certain debentures include debt issuance costs and basis adjustments related to fair value hedges totaling $16 million and $14 million at September 30, 2025, and December 31, 2024, respectively. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2025. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 118 of our 2024 Form 10-K.

September 30, 2025	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$4,816	$69
Recourse agreement with FNMA	8,044	60
Residential mortgage reserve	3,424	8
Written put options (a)	3,204	44
Total	$19,488	$181

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2025, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 172 of our 2024 Form 10-K.

Standby letters of credit. At September 30, 2025, our standby letters of credit had a remaining weighted-average life of 1.3 years, with remaining actual lives ranging from less than 1 year to 9.2 years.

Recourse agreement with FNMA. At September 30, 2025, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.0 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.8 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 32.4% of the principal balance of loans outstanding at September 30, 2025. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $60 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At September 30, 2025, the unpaid principal balance outstanding of loans sold by us in this program was $11.4 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2025.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $8 million at September 30, 2025. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2025, our written put options had an average life of 1.4 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2025, and September 30, 2024, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2024	$(2,734)	$(434)	$(302)	$(3,470)
Other comprehensive income before reclassification, net of income taxes	877	161	66	1,104
Amounts reclassified from AOCI, net of income taxes (a)	—	215	2	217
Net current-period other comprehensive income, net of income taxes	877	376	68	1,321
Balance at September 30, 2025	$(1,857)	$(58)	$(234)	$(2,149)

Balance at June 30, 2025	$(2,158)	$(108)	$(235)	$(2,501)
Other comprehensive income before reclassification, net of income taxes	301	(24)	(1)	276
Amounts reclassified from AOCI, net of income taxes (a)	—	74	2	76
Net current-period other comprehensive income, net of income taxes	301	50	1	352
Balance at September 30, 2025	$(1,857)	$(58)	$(234)	$(2,149)

Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	850	(85)	—	765
Amounts reclassified from AOCI, net of income taxes (a)	721	458	4	1,183
Net current-period other comprehensive income, net of income taxes	1,571	373	4	1,948
Balance at September 30, 2024	$(2,619)	$(390)	$(272)	$(3,281)

Balance at June 30, 2024	$(4,282)	$(589)	$(273)	$(5,144)
Other comprehensive income before reclassification, net of income taxes	951	57	(1)	1,007
Amounts reclassified from AOCI, net of income taxes (a)	712	142	2	856
Net current-period other comprehensive income, net of income taxes	1,663	199	1	1,863
Balance at September 30, 2024	$(2,619)	$(390)	$(272)	$(3,281)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2025, and September 30, 2024, are as follows:

	Three months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2025	2024
Unrealized gains (losses) on securities available for sale
Realized gains	$—	$—	Net securities gains (losses)
Realized losses	—	(935)	Net securities gains (losses)
	—	(935)	Income (loss) from continuing operations before income taxes
	—	(223)	Income taxes
	$—	$(712)	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(98)	$(184)	Interest income — Loans
Interest rate	—	—	Interest expense — Long-term debt
Interest rate	—	(3)	Investment banking and debt placement fees
	(98)	(187)	Income (loss) from continuing operations before income taxes
	(24)	(45)	Income taxes
	$(74)	$(142)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(2)	$(3)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	—	—	Other expense
	(2)	(3)	Income (loss) from continuing operations before income taxes
	—	(1)	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2025	2024
Unrealized gains (losses) on available for sale securities
Realized gains	$—	$—	Net securities gains (losses)
Realized losses	—	(948)	Net securities gains (losses)
	—	(948)	Income (loss) from continuing operations before income taxes
	—	(227)	Income taxes
	$—	$(721)	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(281)	$(599)	Interest income — Loans
Interest rate	(2)	(1)	Interest expense — Long-term debt
Interest rate	—	(2)	Investment banking and debt placement fees
	(283)	(602)	Income (loss) from continuing operations before income taxes
	(68)	(144)	Income taxes
	$(215)	$(458)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(5)	$(8)	Other expense
Settlement loss	—	—	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(4)	(7)	Income (loss) from continuing operations before income taxes
	(2)	(3)	Income taxes
	$(2)	$(4)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

On March 13, 2025, Key announced that its Board of Directors has authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of KeyCorp Common Shares, in the open market or in privately negotiated transactions.

During the third quarter of 2025, Key did not complete any open market share repurchases. We repurchased less than $1 million of shares related to equity compensation programs in the third quarter of 2025.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the third quarter of 2025.

Preferred Stock

The following table summarizes our preferred stock at September 30, 2025.

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2025 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

19. Business Segment Reporting

The following is a description of the segments and their primary businesses at September 30, 2025.

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2025, and September 30, 2024. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2025	2024	2025	2024	2025	2024	2025	2024
SUMMARY OF OPERATIONS
Net interest income (TE)	$691	$569	$587	$460	$(85)	$(65)	$1,193	$964
Noninterest income	244	231	427	406	31	(906)	702	(269)
Total revenue (TE) (a)	935	800	1,014	866	(54)	(971)	1,895	695
Provision for credit losses	40	52	68	41	(1)	2	107	95
Personnel expense	230	214	200	192	312	264	742	670
Other direct noninterest expense	136	137	74	74	225	213	435	424
Support and overhead	329	298	208	178	(537)	(476)	—	—
Income (loss) from continuing operations before income taxes (TE)	200	99	464	381	(53)	(974)	611	(494)
Allocated income taxes and TE adjustments	48	24	97	82	(24)	(189)	121	(83)
Income (loss) from continuing operations	152	75	367	299	(29)	(785)	490	(411)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	(1)	1	(1)	1
Net income (loss)	$152	$75	$367	$299	$(30)	$(784)	$489	$(410)

AVERAGE BALANCES (b)
Loans and leases	$35,363	$38,332	$70,326	$67,452	$538	$460	$106,227	$106,244
Total assets (a)	38,374	41,188	79,733	76,395	69,031	70,026	187,138	187,609
Deposits	87,692	86,431	58,483	58,696	4,199	2,644	150,374	147,771
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2025	2024	2025	2024	2025	2024	2025	2024
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,013	$1,614	$1,678	$1,268	$(243)	$(133)	$3,448	$2,749
Noninterest income	705	691	1,252	1,164	103	(850)	2,060	1,005
Total revenue (TE) (a)	2,718	2,305	2,930	2,432	(140)	(983)	5,508	3,754
Provision for credit losses	137	83	227	231	(1)	(18)	363	296
Personnel expense	671	634	565	521	891	825	2,127	1,980
Other direct noninterest expense	418	451	219	257	698	628	1,335	1,336
Support and overhead	978	916	608	539	(1,586)	(1,455)	—	—
Income (loss) from continuing operations before income taxes (TE)	514	221	1,311	884	(142)	(963)	1,683	142
Allocated income taxes and TE adjustments	124	53	274	175	(34)	(167)	364	61
Income (loss) from continuing operations	390	168	1,037	709	(108)	(796)	1,319	81
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	2	—	2
Net income (loss)	$390	$168	$1,037	$709	$(108)	$(794)	$1,319	$83

AVERAGE BALANCES (b)
Loans and leases	$36,101	$39,139	$68,835	$69,105	$503	$494	$105,439	$108,738
Total assets (a)	39,107	41,966	78,320	78,234	69,252	66,491	186,679	186,691
Deposits	87,998	85,305	57,272	57,467	3,523	2,182	148,793	144,954
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2025, and September 30, 2024. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended September 30, 2025			Three months ended September 30, 2024
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$124	$18	$142	$114	$17	$131
Investment banking and debt placement fees	—	129	129	—	128	128
Services charges on deposit accounts	36	38	74	35	32	67
Cards and payments income	45	41	86	45	45	90
Other noninterest income	2	—	2	3	—	3
Total revenue from contracts with customers	$207	$226	$433	$197	$222	$419

Other noninterest income (a)			$238			$218
Noninterest income from other segments(b)			31			(906)
Total noninterest income			$702			$(269)

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

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$355	$55	$410	$334	$51	$385
Investment banking and debt placement fees	—	387	387	—	357	357
Services charges on deposit accounts	105	112	217	103	93	196
Cards and payments income	131	121	252	133	114	247
Other noninterest income	6	—	6	10	—	10
Total revenue from contracts with customers	$597	$675	$1,272	$580	$615	$1,195

Other noninterest income (a)			$685			$660
Noninterest income from other segments(b)			103			(850)
Total noninterest income			$2,060			$1,005

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

We had no material contract assets or contract liabilities as of September 30, 2025, and September 30, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2025, the related consolidated statements of income, comprehensive income, changes in equity for the three- and nine-month period ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month period ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2025

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

On March 13, 2025, our Board of Directors authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of KeyCorp common shares, in the open market or in privately negotiated transactions. During the fourth quarter of 2025, we began repurchasing shares under the share repurchase program. The timing and price of repurchases as well as the actual number of shares repurchased under the program will be at the discretion of KeyCorp and will depend on a variety of factors, including general market conditions, the stock price, regulatory requirements and limitations, corporate liquidity requirements, and other factors.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis.

During the third quarter of 2025, Key did not complete any open market share repurchases. We repurchased less than $1 million of shares related to equity compensation programs in the third quarter of 2025.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2025. Refer to Note 18 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and nine months ended September 30, 2025.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
July 1 - 31	322	$17.19	—	$1,000,000,000
August 1 - 31	—	—	—	1,000,000,000
September 1 - 30	346	17.80	—	1,000,000,000
Total	668	$17.51	—

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. We did not complete any open market share repurchases in the third quarter of 2025.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended September 30, 2025, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2024. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. A copy of this Exhibit has been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

November 4, 2025	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)