Form 10-K
period 2025-12-31
KEYCORP /NEW/
filed 2026-02-23
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previous issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Registrant was $19,378,924,449 (based on the June 30, 2025, closing price of KeyCorp Common Shares of $17.42 as reported on the New York Stock Exchange). As of February 19, 2026, there were 1,089,647,432 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•disruption of the U.S. and global financial system and markets, including the impact of inflation, tariffs or other trade policies, political instability, a prolonged shutdown of the U.S. government, and a potential global economic downturn or recession;
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
•geopolitical destabilization;
•labor shortages and supply chain constraints;
•our ability to develop and effectively use the quantitative models we rely upon in our business planning;
•our ability to timely and effectively implement our strategic initiatives;
•damage to our reputation;
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
NSFR: Net stable funding ratio.
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
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2025 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $184.4 billion at December 31, 2025. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2025, these services were provided across the country through KeyBank’s 940 full-service retail banking branches and a network of 1,120 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 23 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

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

Demographics

Our management structure and basis of presentation is divided into two business segments, Consumer Bank and Commercial Bank. Note 23 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments, including changes in basis of presentation.

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint and through our digital brand by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, charitable giving, and related needs.

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

Additional Information

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are the charters for the committees of our Board of Directors, which includes the Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, Risk Committee, and Technology Committee; our Corporate Governance Guidelines; the Code of Business Conduct and Ethics for our directors, officers, and employees; our Standards for Determining Independence of Directors; our policy for Review of Transactions Between KeyCorp and Its Directors, Executive Officers and Other Related Persons; our Statement of Political Activity; and our Corporate Responsibility Report. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers and persons who own more than 10% of a registered class of our equity securities under Section 16 of the Exchange Act. The “Regulatory Disclosures & Filings” section under the “Financials” tab of the investor relations section of our website includes public disclosures concerning our historic annual and mid-year stress-testing activities under the Dodd-Frank Act and our quarterly regulatory capital disclosures under the third pillar of Basel III.

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

Competitive Rewards

We make investments to hire and retain the people we need to serve our customers and communities and regularly review our pay practices to reflect changing market and economic conditions. As of December 31, 2025, 95% of employees earned $20 or more per hour. In recent years, we have made other compensation adjustments in response to market trends, competitive pressures, and a dynamic market for talent.

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

Key’s Workforce

Key had an average of 17,226 full time equivalent employees in 2025. As of December 31, 2025, a total of 17,883 full-time and part-time employees worked in the following regions, which are generally aligned to the regions Key uses for its retail branch banking network:

Region	Employee Count
East	12,534
West	2,927
All Other	2,422
We invest significant time and resources in creating an attractive work environment and competitive total rewards package that attracts and retains top talent. Key’s annualized rate for voluntary turnover as of December 31, 2025, was 12.7%, lower than our annualized voluntary turnover rate for 2024, which was 13.2%, and lower than our previous five-year historical average of 15.3%.

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

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2025, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because Mohit Ramani and James Waters have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Victor B. Alexander (46) - Mr. Alexander has been KeyCorp’s Head of Consumer Bank and an executive officer of KeyCorp since January 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020 and Treasurer from July 2017 to October 2018.

Amy G. Brady (59) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Trina M. Evans (61) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. She became an executive officer of KeyCorp in March 2013.

Kenneth C. Gavrity (49) - Mr. Gavrity has been Head of Commercial Bank since November 2023 and became an executive officer of KeyCorp in May 2021. Prior to this, Mr. Gavrity served as Head of Enterprise Payments from January 2019 to November 2023 and Head of Commercial Payments from 2016 to 2019.

Stacy L. Gilbert (54) - Ms. Gilbert has been the Chief Accounting Officer and an executive officer of KeyCorp since March 2024. Prior to her appointment as Chief Accounting Officer, Ms. Gilbert served as Corporate Controller for KeyCorp since August 2023. She previously served as Assistant Corporate Controller and Senior Director of External Reporting and Accounting Policy from April 2021 to August 2023.

Christopher M. Gorman (65) - Mr. Gorman has been Chairman, Chief Executive Officer, and President of KeyCorp since May 1, 2020. Mr. Gorman previously served as President and Chief Operating Officer from September 2019 to May 2020 and President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He became an executive officer of KeyCorp in 2010.

Clark H.I. Khayat (54) - Mr. Khayat has been Chief Financial Officer since March 2023 and an executive officer since September 2018. Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018 and served in that role until March 2023. Mr. Khayat had previously served as Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016.

Allyson M. Kidik (46) - Ms. Kidik has been the Chief Auditor and an executive officer of KeyCorp since July 2022. Ms. Kidik previously served as Senior Deputy General Auditor from 2018 to 2022 and Deputy General Auditor from 2015 to 2018.

Angela G. Mago (60) - Ms. Mago has served as the Chief Human Resources Officer since November 2023. She previously served as Head of Commercial Bank from May 2019 to November 2023 and Co-Head of Key Corporate Bank from 2016 to May 2019. She became an executive officer of KeyCorp in 2016.

Andrew J. Paine III (56) - Mr. Paine has been the Head of Institutional Bank since 2019. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. He became an executive officer of KeyCorp in 2016.

Mohit Ramani (52) - Mr. Ramani has served as Chief Risk Officer and an executive officer of KeyCorp since January 2025. Prior to that time, he served in a variety of roles with Truist Financial Corporation, including Deputy Chief Risk Officer and Chief Credit Officer from January 2023 to January 2025 and Chief Business Unit Risk Officer from 2000 to 2023.

James L. Waters (59) - Mr. Waters became the General Counsel and Secretary and an executive officer of KeyCorp in July 2021. From 2018 to 2021, he served as General Counsel and Corporate Secretary of Cullen/Frost Bankers, Inc., a financial holding company.

Supervision and Regulation
The regulatory framework applicable to BHCs and banks is intended primarily to protect consumers, the DIF, taxpayers and the banking system as a whole, rather than to protect the security holders and creditors of financial services companies. Comprehensive reform of the legislative and regulatory environment for financial services companies remains ongoing. We cannot predict changes in applicable laws, regulations or regulatory agency policies, but any such changes may materially affect our business, financial condition, results of operations, or access to liquidity or credit.
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
BHC acquisition rules and permissible activities
Under the BHCA, BHCs generally may not directly or indirectly own or control more than 5% of the voting shares, or substantially all of the assets, of any bank, without prior approval from the Federal Reserve. In addition, BHCs are generally prohibited from engaging in commercial or industrial activities. However, a BHC that satisfies certain requirements regarding management, capital adequacy, and Community Reinvestment Act performance may elect to be treated as a Financial Holding Company (“FHC”) for purposes of federal law, and as a result may engage in a substantially broader scope of activities that are considered to be financial in nature or complementary to those activities. KeyCorp has elected to be treated as a FHC and, as such, is authorized to engage in securities underwriting and dealing, insurance agency and underwriting, and merchant banking activities. In addition, the Federal Reserve has permitted FHCs, like KeyCorp, to engage in the following activities, under the view that such activities are complementary to a financial activity: physical commodities trading activities, energy management services, and energy tolling, among others.
Source of strength doctrine
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
Supervisory framework
The Dodd-Frank Act created the FSOC to overlay the U.S. supervisory framework for BHCs, IDIs, and other financial service providers, by serving as a systemic risk oversight body. Specifically, the FSOC is authorized to: (i) identify risks to U.S. financial stability that could arise from the material financial distress or failure, or ongoing activities, of large, interconnected SIFIs, or that could arise outside the financial services marketplace; (ii) promote market discipline by eliminating expectations that the U.S. government will shield shareholders, creditors, and counterparties from losses in the event of failure; and (iii) respond to emerging threats to the stability of the U.S. financial system. The FSOC is responsible for facilitating regulatory coordination; information collection and sharing; designating nonbank financial companies for consolidated supervision by the Federal Reserve; designating systemic financial market utilities and systemic payment, clearing, and settlement activities requiring prescribed risk management standards and heightened federal regulatory oversight; recommending stricter standards for SIFIs; and, together with the Federal Reserve, determining whether action should be taken to break up firms that pose a grave threat to U.S. financial stability.
As an FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2025, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.
We have other financial services subsidiaries that are subject to regulation, supervision, and examination by the Federal Reserve, as well as other state and federal regulatory agencies and self-regulatory organizations. Because KeyBank engages in derivative transactions, in 2013 it provisionally registered as a swap dealer with the CFTC and became a member of the NFA, the self-regulatory organization for participants in the U.S. derivatives industry. Our securities brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, FINRA, and state securities regulators, and our insurance agency subsidiary is subject to regulation by the insurance regulatory authorities of the states in which it operates. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Enhanced prudential standards and tailoring rules

The Dodd-Frank Act required the Federal Reserve to impose enhanced prudential standards upon BHCs with at least $50 billion in total consolidated assets (like KeyCorp). Prudential standards were required to include enhanced risk-based capital requirements and leverage limits, liquidity requirements, risk-management and risk committee requirements, resolution plan requirements, credit exposure report requirements, single counterparty credit limits, supervisory and company-run stress test requirements, and for certain financial companies, a debt-to-equity limit.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) raised the asset threshold above which the Federal Reserve is required to apply enhanced prudential standards to BHCs with at least $250 billion in total consolidated assets and gave the Federal Reserve the authority to apply enhanced prudential standards to BHCs with at least $100 billion in assets but less than $250 billion in assets (like KeyCorp) if it determines that the application of the enhanced prudential standards is appropriate to prevent or mitigate risks to financial stability or to promote the safety and soundness of the BHC or BHCs, taking into consideration the BHC’s or BHCs’ capital structure, riskiness, complexity, financial activities, size, and other relevant factors.

Final rules related to the implementation of EGRRCPA (“Tailoring Rules”) established four risk-based categories of BHCs and their bank subsidiaries with $100 billion or more in total consolidated assets and applied tailored regulatory requirements to each respective category. KeyCorp and KeyBank fall within the least restrictive of those categories (“Category IV”). The requirements applicable to Category IV firms pursuant to the Tailoring Rules are discussed below.

Regulatory Capital and Liquidity Requirements

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

Basel III

To address deficiencies in the international regulatory capital standards identified during the 2007-2009 global financial crisis, the Basel Committee in 2010 released comprehensive revisions to the international regulatory capital framework, commonly referred to as “Basel III.” The Basel III revisions are designed to strengthen the quality and quantity of regulatory capital, in part through the introduction of a Common Equity Tier 1 capital requirement; provide more comprehensive and robust risk coverage, particularly for securitization exposures, equities, and off-balance sheet positions; and address pro-cyclicality concerns through the implementation of capital buffers. The Basel Committee also released a series of revisions to the market risk capital framework to address deficiencies identified during its initial implementation (e.g., arbitrage opportunities between the credit risk-based and market risk capital rules) and in connection with the global financial crisis.

KeyCorp and KeyBank are subject to regulatory capital requirements implemented by the U.S. banking agencies that are based largely on Basel III (“Regulatory Capital Rules”). Consistent with the international framework, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in tier 1 and tier 2 capital; establish a minimum Common Equity Tier 1 capital ratio requirement of 4.5% and capital buffers to absorb losses during periods of financial stress while allowing an institution to provide credit intermediation as it would during a normal economic environment; and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp or KeyBank. However, some of those additional requirements will apply to KeyCorp and KeyBank if proposed revisions to the Regulatory Capital Rules are adopted. The proposed revisions to the Regulatory Capital Rules are discussed below under the heading “Regulatory capital-related developments.” For purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach” banking organizations.
Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2025, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in the following table.
Minimum Capital Ratios and KeyCorp Ratios Under Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp December 31, 2025
Common Equity Tier 1	4.50%	3.20%	7.70%	11.78%
Tier 1 Capital	6.00	3.20	9.20	13.46
Total Capital	8.00	3.20	11.20	15.70
Leverage (a)	4.00	N/A	4.00	10.50
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
As of December 31, 2025, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

In addition, the Capital Proposal would also align the calculation of regulatory capital for Category III and IV banking organizations (like KeyCorp and KeyBank) with the calculation of regulatory capital for Category I and II banking organizations. Under the proposal, Category III and IV banking organizations would be required to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in regulatory capital. Furthermore, all Large Banking Organizations would be subject to the supplementary leverage ratio and countercyclical capital buffer requirement.

The federal banking agencies have indicated that they will be revising the Capital Proposal that was issued in July 2023, but it is uncertain what changes will be made to the proposal. Key is monitoring developments regarding this matter.

Capital planning, stress testing, and stress capital buffer

The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $100 billion (like KeyCorp) to develop and maintain on an annual basis a written capital plan supported by a robust internal capital adequacy process. The capital plan must include, among other things, an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a detailed description of the BHC’s process for assessing capital adequacy, a discussion of any expected changes to the BHC’s business plan that are likely to have a material impact on its capital adequacy or liquidity, and the BHC’s capital policy. The capital plan must be submitted to the Federal Reserve for supervisory review in connection with the BHC’s CCAR (described below). The supervisory review includes an assessment of many factors, including KeyCorp’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon.

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

The Federal Reserve conducts a supervisory stress test on BHCs with at least $100 billion in total consolidated assets (including KeyCorp), pursuant to which the Federal Reserve projects revenues, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy under supervisory baseline and severely adverse scenarios that are determined by the Federal Reserve. The Federal Reserve conducts a supervisory stress test of the largest BHCs on an annual basis. Under one of the Tailoring Rules, Category IV BHCs (such as KeyCorp) are subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year.

On March 4, 2020, the Federal Reserve adopted a final rule integrating certain aspects of the Federal Reserve’s Regulatory Capital Rules with CCAR and the stress test rules in order to simplify the overall capital framework that is currently applicable to BHCs that have $100 billion or more in total consolidated assets (including KeyCorp). The final rule amended the capital conservation buffer requirement under the Regulatory Capital Rules by replacing the static risk-weighted assets component of the buffer with a new measure, the stress capital buffer, which will be based on the results of an individual BHC’s supervisory stress test and cannot be less than 2.5 percent of risk-weighted assets. A firm will be subject to limitations on capital distributions and discretionary bonus payments if it does not satisfy all minimum capital requirements and its stress capital buffer requirement. Under the Tailoring Rules, the portion of the stress capital buffer for a Category IV firm based on the Federal Reserve’s stress test will be calculated biennially. During a year in which in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated stress capital buffer that reflects the firm’s updated planned common stock dividends.

A firm’s stress capital buffer requirement will become effective on October 1 of each year and will remain in effect until September 30 of the following year unless the firm receives an updated stress capital buffer requirement from the Federal Reserve. If a rule change proposed by the Federal Reserve on April 17, 2025 is adopted, a firm’s stress capital buffer requirement will become effective on January 1 rather than October 1 in order to give firms more time to adjust to updated capital requirements. The adjusted stress capital buffer requirement would then remain in effect until the following December 31 unless the firm receives an updated stress capital buffer requirement from the Federal Reserve.

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

On October 24, 2025, the Federal Reserve issued a proposal that would codify a process under which the Federal Reserve would be required to annually disclose and seek public comment on the models and scenarios used in the supervisory stress test. The Federal Reserve indicated that the proposal is intended to enhance the transparency and public accountability of the Federal Reserve’s supervisory stress test framework. The Federal Reserve also proposed revisions to reporting forms submitted by firms subject to the supervisory stress test to reduce burden and improve risk capture in the stress tests. Comments on the proposal were due by January 22, 2026.

Liquidity requirements

Under final rules adopted by the federal banking agencies, the largest U.S. banking organizations are subject to a liquidity coverage ratio (“LCR”), calculated as the ratio of a banking organization’s high-quality liquid assets to its total net cash outflows over 30 consecutive calendar days, and a net stable funding ratio (“NSFR”), calculated as the ratio of the amount of stable funding available to a banking organization to its required amount of stable funding over a one-year time horizon. KeyCorp and KeyBank are not subject to an LCR requirement or an NSFR requirement under these rules because KeyCorp and KeyBank are Category IV banking organizations that have average weighted short-term wholesale funding of less than $50 billion.

However, Category IV BHCs, like KeyCorp, are subject to liquidity requirements contained in regulations adopted by the Federal Reserve pursuant to the Dodd-Frank Act and EGRRCPA. Under these regulations, KeyCorp is subject to requirements involving cash flow projections over short-term and long-term time horizons, a contingency funding plan, liquidity risk limits, the monitoring of liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), quarterly liquidity stress testing, liquidity risk management requirements, monthly liquidity reporting requirements, and a liquidity buffer that is sufficient to meet projected net stressed cash-flow needs over a 30-day planning horizon.

Dividend restrictions

Federal law and regulation impose limitations on the payment of dividends by our national bank subsidiaries, like KeyBank. Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Dividends by our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an IDI may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the PCA framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under the Regulatory Capital Rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. For more information about the payment of dividends by KeyBank to KeyCorp, please see Note 22 (“Regulatory Matters”) in this report.

FDIA, Resolution Authority and Financial Stability

Deposit insurance and assessments

The DIF provides insurance coverage for domestic deposits funded through assessments on IDIs like KeyBank. The amount of deposit insurance coverage for each depositor’s deposits is $250,000 per depository.

The FDIC must assess the deposit insurance premium based on an IDI’s assessment base, calculated as its average consolidated total assets minus its average tangible equity. KeyBank’s current annualized premium assessments can range from $.025 to $.45 for each $100 of its assessment base. The rate charged depends on KeyBank’s performance on the FDIC’s “large and highly complex institution” risk-assessment scorecard, which includes factors such as KeyBank’s regulatory rating, its ability to withstand asset and funding-related stress, and the relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure.

On October 18, 2022, the FDIC adopted a final rule, applicable to all IDIs (including KeyBank), to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio.

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

On November 16, 2023, the FDIC issued a final rule to impose a special assessment on IDIs (including KeyBank) to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of SVB and Signature. Under the final rule, the FDIC would collect a special assessment from IDIs at an annual rate of approximately 13.4 basis points (or 3.36 basis points per quarter) over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024 (i.e., January 1, 2024 through March 31, 2024) with an invoice payment date of June 28, 2024. The assessment base for the proposed special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI.

On December 16, 2025, the FDIC issued an interim final rule to reduce the quarterly rate at which the special assessment will be collected from 3.36 basis points to 2.97 basis points in the eighth collection quarter (with an invoice payment date of March 30, 2026) in order to ensure that the amount collected will be approximately equal to the FDIC’s current estimate of the loss to the DIF from the use of the systemic risk exception. The interim final rule also provides that the FDIC will provide an offset to IDIs’ regular quarterly deposit insurance assessments if the aggregate amount collected exceeds losses following resolution of litigation between the FDIC and SVB’s parent company. The interim final rule further provides that upon the final termination of the receiverships, the FDIC will either (1) provide an offset to IDIs’ regular quarterly deposit insurance assessments if the amount collected exceeds losses or (2) collect from IDIs a one-time final shortfall assessment if losses exceed the amount collected. Comments on the interim final rule were due by January 20, 2026.

Conservatorship and receivership of insured depository institutions

Upon the insolvency of an IDI, the FDIC will be appointed as receiver or, in rare circumstances, conservator for the insolvent institution under the FDIA. In an insolvency, the FDIC may repudiate or disaffirm any contract to which the institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirming or repudiating the contract would promote orderly administration of the institution’s affairs. If the contractual counterparty makes a claim against the receivership (or conservatorship) for breach of contract, the amount paid to the counterparty would depend upon, among other factors, the receivership (or conservatorship) assets available to pay the claim and the priority of the claim relative to others. In addition, the FDIC may enforce most contracts entered into by the insolvent institution, notwithstanding any provision that would terminate, cause a default, accelerate or give other rights under the contract solely because of the insolvency, the appointment of the receiver (or conservator), or the exercise of rights or powers by the receiver (or conservator). The FDIC may also transfer any asset or liability of the insolvent institution without obtaining approval or consent from the institution’s shareholders or creditors. These provisions would apply to obligations and liabilities of KeyCorp’s IDI subsidiary, KeyBank, including obligations under senior or subordinated debt issued to public investors.

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

If the FDIC is appointed as receiver under the OLA, its powers and the rights and obligations of creditors and other relevant parties would be determined exclusively under the OLA. The powers of a receiver under the OLA are generally based on the FDIC’s powers as receiver for IDIs under the FDIA. Certain provisions of the OLA were modified to reduce disparate treatment of creditors’ claims between the U.S. Bankruptcy Code and the OLA. However, substantial differences between the two regimes remain, including the FDIC’s right to disregard claim priority in some circumstances, the use of an administrative claims procedure under OLA to determine creditors’ claims (rather than a judicial procedure in bankruptcy), the FDIC’s right to transfer claims to a bridge entity, and limitations on the ability of creditors to enforce contractual cross-defaults against potentially viable affiliates of the entity in receivership. OLA liquidity would be provided through credit support from the U.S. Treasury and assessments made, first, on claimants against the receivership that received more in the OLA resolution than they would have received in ordinary liquidation (to the full extent of the excess), and second, if necessary, on SIFIs like KeyCorp utilizing a risk-based methodology.

Depositor preference

The FDIA provides that, in the event of the liquidation or other resolution of an IDI, the claims of its depositors (including claims of its depositors that have subrogated to the FDIC) and certain claims for administrative expenses of the FDIC as receiver have priority over other general unsecured claims. If an IDI fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including the institution’s parent BHC and subordinated creditors, in order of priority of payment.

Resolution and recovery plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, have been required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. IDIs with at least $50 billion in total consolidated assets, like KeyBank, have also been required to submit a resolution plan to the FDIC. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/resolutions/fdic-and-financial-regulatory-reform-title-i-and-idi-resolution-planning/. KeyCorp’s last resolution plan was submitted in 2017, and KeyBank’s last resolution plan was submitted in 2025. KeyCorp is no longer required to submit a resolution plan because of the rule change discussed below while KeyBank remains subject to resolution plan requirements as discussed below.

Category IV BHCs with less than $250 billion in total consolidated assets are no longer required to submit a resolution plan unless they have $75 billion or more in certain risk-based indicators. Under this rule, KeyCorp is no longer subject to resolution planning requirements.

On June 20, 2024, the FDIC adopted a final rule to amend and restate its current resolution plan rule in order to clarify and strengthen resolution plan submission requirements and reflect lessons learned since the adoption of the FDIC’s current resolution plan rule in 2012. Among other things, the final rule (i) enhances and clarifies the requirements for the content of resolution plan submissions (ii) requires IDIs with more than $100 billion in total assets that are not affiliated with a U.S. G-SIB (including KeyBank) to submit full resolution plans every three years and more limited supplements in the off years, and (iii) expands expectations regarding engagement with the FDIC and capabilities testing. The final rule was effective on October 1, 2024. KeyBank was required to file its next resolution plan by July 1, 2025, which was its initial filing under the 2024 rule.

In April 2025, the FDIC issued guidance to further clarify its expectations regarding resolution plan submissions. On December 31, 2025, the FDIC announced that it will propose changes in 2026 to the resolution plan rule to incorporate guidance it issued in April 2025 and to make additional changes to take into account lessons learned from its review of the 2025 resolution plan submissions. The FDIC indicated that it wants to focus on resolution plan content requirements that will facilitate the quick resolution of a failed institution.

The OCC has issued recovery planning guidelines that require large OCC-regulated banks to develop and maintain a recovery plan that identifies triggers and options for responding to a wide range of severe internal and external stress scenarios so that the bank can be restored to financial strength and viability in a timely manner if it were to experience such stress situations. On October 21, 2024, the OCC adopted revisions to its recovery planning guidelines and lowered the threshold for the applicability of these guidelines from banks with at least $250 billion in average total consolidated assets to those with at least $100 billion in average total consolidated assets, including KeyBank. KeyBank was required to be in compliance with these guidelines by January 1, 2026 except that KeyBank’s compliance with the testing requirement was delayed until January 1, 2027.

On October 27, 2025, the OCC requested public comment on a proposal to rescind its recovery planning guidelines. In proposing the rescission of these guidelines, the OCC said that the guidelines were overly prescriptive and imposed an unnecessary regulatory burden on the covered institutions. The OCC said that if the recovery planning guidelines are rescinded, it would still expect all institutions that it regulates to have appropriate risk management processes in place to address all material risks in their operating environment and to maintain a formal contingency funding plan that considers a range of possible stress scenarios, assesses the stability of funding during periods of stress, and provides for a broad range of funding sources under adverse conditions. Comments on the proposal were due by December 18, 2025.

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

OFAC

The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others pursuant to various laws and executive orders. These sanctions are administered by the Office of Foreign Assets Control (“OFAC”), an office within the U.S. Department of the Treasury. Sanctions are imposed to carry out U.S. foreign policy and national security goals and involve prohibiting trade and various types of commercial and financial transactions with sanctioned countries, individuals, organizations, and groups. OFAC regulations require the rejection of transactions or the blocking of assets when a sanctioned country, individual, organization, or group is involved. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Key is required to comply with sanctions administered by OFAC. Failure to comply with the sanctions could have serious legal consequences, including the imposition of civil and criminal penalties.

Compensation-related rules and regulations

Guidelines adopted by the federal banking agencies prohibit as an unsafe and unsound practice the payment by a banking organization of excessive compensation and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. The federal banking agencies have also issued guidance to ensure that incentive compensation policies at banking organizations are consistent with safe and sound practices. This guidance provides that such policies should (1) provide employees incentives that appropriately balance risk and reward, (2) are compatible with effective controls and risk management, and (3) are supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Section 956 of the Dodd-Frank Act requires six federal agencies to jointly prescribe regulations or guidelines that prohibit any types of incentive-based payment arrangement that the agencies determine encourages inappropriate risks by financial institutions with more than $1 billion in assets (including KeyCorp and KeyBank). These six agencies issued proposed regulations in 2011 and 2016 to implement this provision, but these regulations have not been finalized.

Also, as mandated by Section 954 of the Dodd-Frank Act, the SEC has adopted rules directing U.S. stock exchanges to establish listing standards that require listed companies to adopt policies providing for the recovery or clawback of incentive-based compensation received by current or former executive officers where such compensation is based on erroneous financial information which required an accounting restatement. The NYSE has adopted such clawback listing standards, which are applicable to NYSE-listed companies, including KeyCorp.

Lending standards

The federal banking agencies have adopted interagency guidelines establishing standards for safety and soundness that include standards that apply to banks (including KeyBank) when making loans to borrowers. These guidelines provide, among other things, that banks should establish and maintain loan documentation practices that enable the bank to make an informed lending decision, assess risk on an ongoing basis, and ensure that any claim against a borrower is legally enforceable. The guidelines also provide that banks should establish and maintain prudent credit underwriting practices that are commensurate with the type of loans that the bank makes and take adequate account of concentration of credit risk. The guidelines further provide that banks should establish a system of independent, ongoing credit review, provide for appropriate communication to management and the board of directors, and take appropriate corrective actions to resolve problem assets.

The federal banking agencies have also adopted regulations that apply specifically to extensions of credit made by banks (including KeyBank) that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, a bank is required to adopt and maintain policies that establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval, and reporting requirements.

Cybersecurity and data privacy

Federal and state laws and regulations contain extensive data privacy and cybersecurity provisions. This is an area of considerable legislative and regulatory focus, and the requirements in this area are evolving. Key monitors these developments on a continual basis and when appropriate, updates its policies, procedures, and practices to reflect any new or revised requirements.

The Gramm-Leach-Bliley Act (“GLBA”) and implementing regulations require a financial institution to provide notice to customers of its privacy policies and practices, describe the conditions under which the financial institution may disclose nonpublic personal information to non-affiliated third parties, and provide consumers with a means to “opt-out” of having that information disclosed in certain circumstances. Other federal laws and regulations require financial institutions to provide customers with the choice to “opt-out” of having certain information shared among the financial institution’s affiliates while other provisions regulate the use by financial institutions of information from credit bureaus and the provision of information to such bureaus. Various state statutes and regulations impose additional data privacy protections.

The GLBA and other laws and regulations require financial institutions to adopt and implement a comprehensive written information security program that includes administrative, technical, and physical safeguards that are designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information (including cyber threats), protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer information. In addition, a financial institution is expected to have a response program that specifies actions to be taken if it detects that unauthorized individuals have gained access to customer information, including notifying affected customers of the breach. A financial institution is further expected to develop appropriate processes to recover data and resume business operations if business operations of the institution or a critical service provider are impacted by a cyber-attack.

Also, rules adopted by the federal banking agencies require a financial institution to notify its primary federal regulator within 36 hours of certain computer-security incidents, including an incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, an institution’s operations or activities or its ability to deliver products or services to a material portion of its customer base. In addition, the SEC has adopted final rules requiring public companies (including KeyCorp) to disclose on Form 8-K material cybersecurity incidents and to disclose annually on Form 10-K information regarding their cybersecurity risk management, strategy, and governance.

Governance standards

In 2014, the OCC adopted guidelines imposing heightened governance and risk management standards (the “Heightened Standards”) on national banks with average total consolidated assets of $50 billion or more (including KeyBank). The Heightened Standards (1) establish minimum standards for the design and implementation of a bank’s risk governance framework and (2) set forth minimum standards for the board of directors to follow in overseeing the bank’s risk governance framework’s design and implementation.

On December 23, 2025, the OCC issued a proposal to raise the threshold for applying the Heightened Standards to $700 billion in average total consolidated assets. In proposing to raise this threshold, the OCC noted that the Heightened Standards establish highly prescriptive standards and that the application of the standards may be justified only for the largest and most complex institutions. The OCC indicated that the institutions that would be excluded from the Heightened Standards under this proposal would still be expected to maintain robust governance frameworks, risk management systems, and processes that are tailored to their individual size, complexity, and risk profile. If this proposal is adopted, KeyBank will no longer be subject to the Heightened Standards. Comments on this proposal are due by March 2, 2026.

Regulations adopted by the Federal Reserve to implement enhanced prudential standards under the Dodd-Frank Act and EGRRCPA require a BHC with $100 billion or more in total consolidated assets to have a risk committee of its board of directors that oversees the BHC’s risk management framework. These regulations set forth detailed requirements applicable to the risk committee and the chief risk officer of such a BHC.

In 2021, the Federal Reserve issued guidance setting forth supervisory expectations for boards of directors of large financial institutions, including BHCs with total consolidated assets of $100 billion or more (like KeyCorp). This guidance describes attributes of an effective board of directors. In addition, the Federal Reserve proposed, but has not finalized, guidance that describes core principles for effective senior management, business line management, and independent risk management of large financial institutions.

Consumer Financial Protection Bureau

The CFPB, which was created by the Dodd-Frank Act in 2010, was given the authority by that statute to regulate the offer and sale of consumer financial products and services, enforce federal consumer protection laws, and supervise certain providers of consumer financial products and services, including banks with over $10 billion in assets (such as KeyBank). The current U.S. presidential administration has announced its intention to close or substantially downsize the CFPB and has taken various actions to accomplish that objective, including issuing a stop work order to CFPB employees, terminating many CFPB employees, placing other CFPB employees on administrative leave, significantly reducing the CFPB’s annual funding through legislation, and refusing to request funding from the Federal Reserve. A union representing the CFPB’s employees and other interested parties brought a lawsuit in the United States District Court for District of Columbia, seeking a court order to stop the current U.S. presidential administration from dismantling the CFPB. On March 25, 2025, the court in that case issued a preliminary injunction, which enjoined the U.S. presidential administration from taking actions to dismantle the CFPB. The U.S. presidential administration has appealed this court order. On August 15, 2025, a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit vacated the preliminary injunction issued by the District Court. On December 17, 2025, the District of Columbia Court of Appeals granted the plaintiffs’ request for an en banc rehearing of this decision. In addition, the refusal of the CFPB to request funds from the Federal Reserve has been challenged in three cases, and the District Court in one of those cases ruled on December 30, 2025 that the CFPB must request and accept new funds from the Federal Reserve to stay operational. Following the court’s ruling, the CFPB requested additional funding from the Federal Reserve. Key is monitoring developments in these cases.

While the current U.S. presidential administration has sought to close or downsize the CFPB, many states have sought to increase their enforcement of existing consumer protection laws and regulations. In addition, new consumer protection laws and regulations have been adopted or proposed in many states. Key is monitoring these developments.

Data collection and reporting for small business loans

On March 30, 2023, the CFPB issued a final rule to require certain lenders (including depository institutions such as KeyBank) to report detailed data on applications for credit submitted by small businesses, including those owned by women and minorities. This rule was issued to implement Section 1071 of the Dodd-Frank Act. Various lawsuits were brought to challenge this rule. In one of these lawsuits, the CFPB, on April 3, 2025, asked the court to hold the lawsuit in abeyance because the CFPB planned to issue a new proposed rulemaking on this subject. In that case and two other cases challenging the 1071 rule, courts stayed compliance with the rule for the parties in those cases. On October 2, 2025, the CFPB issued a final rule delaying compliance with the 1071 rule for all institutions covered by the rule. On November 13, 2025, the CFPB issued a proposal to streamline the 1071 rule and to scale back the scope of data collection required under the rule. Compliance with the revised rule would be delayed until January 1, 2028. Comments on this proposal were due by December 15, 2025. Key is monitoring developments regarding this matter.

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

Key does not anticipate that the proprietary trading or covered fund restrictions in the Volcker Rule will have a material impact on its business, but it was required to divest certain fund investments. Key has established monitoring programs to support compliance with the Volcker Rule’s restrictions.

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

Supervision, examination, and enforcement

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

On November 5, 2025, the Federal Reserve finalized revisions to the LFI Rating System. These revisions changed the component ratings that a firm must receive to be considered “well managed” for supervisory purposes. A firm that is not “well managed” faces limitations on certain activities and acquisitions. The Federal Reserve said that the revisions were intended to provide a more accurate assessment of a BHC’s financial and operational strength and resilience and better align the LFI Rating System with the rating systems used for other banking organizations.

Federal law grants substantial supervisory and enforcement powers to the federal banking agencies. The federal banking agencies may bring enforcement actions against banking organizations in various situations such as when an agency determines that a banking organization has committed a violation of law or regulation, is engaged in an unsafe or unsound practice, or has engaged in an act or practice that is unfair, deceptive, or abusive. In such enforcement actions, the federal banking agencies may, among other things, impose restrictions on an institution’s business, assess civil money penalties, or issue cease and desist orders against the banking organization or affiliated parties.

On October 7, 2025, the OCC and the FDIC issued a joint proposal for public comment that would define the term “unsafe or unsound practice” for purposes of the agencies’ supervisory and enforcement authority under Section 8 of the FDIA and would establish uniform standards for when the agencies may issue matters requiring attention (“MRAs”) and other supervisory communications in connection with the examination process. Under the proposal, the definition of an “unsafe or unsound practice” and the standard for issuing MRAs would focus on whether a practice involves a risk of material harm to the financial condition of a financial institution or a material risk of loss to the DIF. The OCC and the FDIC said that the proposed rule would promote greater clarity and certainty regarding supervisory and enforcement standards and would ensure that bank supervisors and examiners prioritize concerns related to material financial risks over concerns related to policies, processes, and documentation. Comments on this proposal were due by December 29, 2025.

On November 18, 2025, the Federal Reserve issued a statement of supervisory operating principles which indicated that MRAs issued by examiners should prioritize deficiencies that could have a material impact on a firm’s financial condition. The Federal Reserve said that work was underway to provide more specific guidance on this subject as well as guidance on the Federal Reserve’s interpretation of the standard for issuing enforcement actions based on unsafe or unsound practices.

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

On October 24, 2023, the federal banking agencies adopted a final rule to substantially revise their regulations implementing the CRA. Various trade associations filed a lawsuit in the United States District Court for the Northern District of Texas seeking to invalidate the CRA final rule. On March 29, 2024, the court in that case issued a preliminary injunction barring the federal banking agencies from enforcing the CRA final rule pending the resolution of that lawsuit. The court’s decision is on appeal to the United States Court of Appeals for the Fifth Circuit. On April 1, 2025, the Fifth Circuit granted a request by the federal banking agencies to stay further proceedings in this case. On July 16, 2025, the federal banking agencies issued for public comment a proposal to rescind the CRA final rule that was issued in October 2023 and to reinstate the CRA framework that was in place prior to the issuance of that rule with certain technical amendments. The agencies said that they were doing so to restore certainty in the CRA framework for stakeholders and to limit regulatory burden on banks, while ensuring that banks continue to focus on the purpose of the CRA. Comments on the proposal were due by August 18, 2025. KeyBank will be subject to any changes that are made to the CRA regulations.

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

Personal financial data rights

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. The 1033 rule requires financial institutions (including KeyBank) to make available to consumers and authorized third parties data concerning covered consumer financial products or services in an electronic form usable by the consumer and authorized third parties. In adopting the rule, the CFPB said that the 1033 rule was a step towards bringing about an “open banking” system in the United States. Following the issuance of this rule, two trade associations and a national bank filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the 1033 rule. On May 23, 2025, the CFPB filed a status report with the court saying that it agreed with the plaintiffs. On May 30, 2025, the parties challenging the rule and the CFPB filed a motion for summary judgment asking the court to invalidate the rule. In a summary judgment motion filed on June 29, 2025, the Financial Technology Association, which had been allowed to intervene in this case, asked the court to uphold the rule. Before the court issued a decision on the summary judgment motions, the CFPB asked the court to stay the litigation. On July 29, 2025, the court granted the CFPB’s request to stay the litigation. On August 21, 2025, the CFPB issued an advance notice of proposed rulemaking, asking the public to respond to a series of questions related to the 1033 rule. Comments were due by October 21, 2025. In a court filing in the case challenging the 1033 rule, the CFPB indicated that it plans to issue a revamped 1033 rule as an interim final rule. Key is monitoring developments regarding this matter.

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
◦Capital and liquidity requirements imposed by banking regulators and the credit rating agencies may require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets.
◦Federal agencies’ actions to ensure stability of the U.S. economy and financial system may have costly or disruptive effects on us.
◦We rely on dividends by our subsidiaries for most of our funds.
◦Our credit ratings affect our liquidity position.
◦A loss of customer deposits or an adverse change in deposit mix could increase our funding costs and/or impair our liquidity.

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
◦Our operations and financial performance could be adversely affected by severe weather and natural disasters, both directly and as a result of impacts on our customers.
◦Our development and use of AI, including through third parties, exposes us to inherent risks that may adversely impact KeyCorp.
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
◦Damage to our reputation could significantly impact our business and major stakeholders.
◦Differing views on corporate responsibility and sustainability could adversely affect our reputation and our business and results of operations.
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

As of December 31, 2025, approximately 72% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than single family residential real estate loans and other types of consumer loans and have a different risk profile. The deterioration of a larger loan or a group of loans in this category could cause an increase in criticized, classified, and nonperforming loans, which could result in lower earnings from these loans, additional provision for loan and lease losses, and ultimately an increase in loan losses.

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

After disruptions in 2022 through early 2024 as a result of the increases in the Fed Funds rate and dislocations in the office sector as a result of COVID-19, the commercial and residential real estate markets have remained relatively steady over the past 18 months as they have adjusted to a more “normalized” rate environment. Capitalization rates and commercial property prices have been supported by a continued inflow of capital into the real estate markets. However, potential headwinds (labor market, geo-political, rate environment) could impact the real estate markets and Key’s portfolio moving forward.

A large portion of our clients are active in real estate, with most focused on the multifamily space, which has been the best performing real estate sector over the cycle. However, while development and construction have continued

at muted levels over the past two years, oversupply of multifamily housing is a concern in certain urban markets. This oversupply has resulted in higher vacancy rates and put pressure on some borrowers to achieve underwritten rents. These two factors impact the ability of borrowers to generate sufficient cash flow in order to make debt service payments on loans or to refinance the loans at maturity. Key’s risk to any specific market is limited, with all metropolitan statistical area concentrations less than 4%. Further, Key has limited its exposure to rent-controlled properties across the country, with no exposure to rent-controlled properties in New York City.

A relatively small portion of our commercial real estate loans are construction loans, with most of these loans utilized to support the construction of affordable housing under the Low-Income Housing Tax Credit (LIHTC) program. Loans made under the LIHTC program typically carry less risk due to the aligned interest of Tax Credit Investors and committed permanent loans at construction origination, which mitigates interest rate risk. New construction and value-add or rehabilitation construction projects may not be fully leased at loan origination. These properties typically require additional leasing through the life of the loan to provide adequate cash flow to support debt service payments. If property market fundamentals deteriorate sharply, performance under existing leases could deteriorate and the execution of new leases could slow, compromising the borrower’s ability to cover debt service payments.

An inability to grow cash flow or pressure on expenses created by supply chain, insurance, or interest rate increases would result in an increase in the level of payment defaults within the sector, as well as limiting refinance options. Further, these pressures would likely result in an outflow of capital from the real estate markets, which would in turn drive up capitalization rates and decrease property values.

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

During periods of macroeconomic or financial market stress, the volatility and disruption that the capital and credit markets experience may reach, and have in the past reached, extreme levels. Market disruption may severely stress or even lead to the failure of financial institutions, which can cause credit market constriction and liquidation of assets, driving down their prices. Asset price deterioration has a negative effect on the valuation of collateral and certain assets represented on our balance sheet and reduces our ability to sell assets at prices we deem acceptable.

Although the most recent U.S. economic recession resulting from the impact of the COVID-19 pandemic did not have significant lasting impact on collateral value, the nature of that recession was atypical. Most economic recessions are associated with financial market downturns and lower asset prices.

Present risks to stable asset prices include, but are not limited to:

•A correction in equity or housing markets;
•The imposition of further tariffs and other changes to U.S. or global trade policies;
•Supply chain issues such as closed factories and disrupted port activity, as well as the impact of the Russia-Ukraine war and the Israel-Hamas war on global transportation and the availability of materials;
•Recessionary pressures on other major international economies, such as China, that may impact the broader global and our domestic economy;

•Labor-supply constraints, including as a result of further changes to U.S. immigration policies and laws and immigration enforcement, leading to slowing job growth and rising wages along with inflation (wage-price spiral); and
•Negative real GDP growth, as a result of, in part, the Federal Reserve’s monetary policy to arrest inflationary pressures within the broader economy.
Various factors may cause our allowance for loan and lease losses to increase or to be inadequate.

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2025 represents management’s estimate of expected credit losses over the contractual life of our existing loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks, current trends, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, SOFR and other interest rates, the producer price index, and real estate values, along with updated information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. Further, the multitude and totality of factors impacting our estimates and the subjectivity of components of its calculation may cause the ALLL to be an inadequate representation of the actual losses incurred over the life of our loan portfolio. Both an increase in the ALLL and actual losses exceeding our current estimates will reduce our net income and could impact our capital positions and may materially and adversely affect our business, financial condition or results of operations.

Geopolitical destabilization could adversely impact our loan portfolios.

While we have minimal direct foreign company exposure in our loan portfolios, there are correlated and contingent risks posed by geopolitical destabilization within our loan portfolio. For example, conflicts across the world, including the Russia-Ukraine war and the Israel-Hamas war, and recent military action in Venezuela, have proven to or may have a material impact on certain domestic commodity prices, impacting our borrowers' input costs and disrupting supply chains both domestically and abroad. These factors increase potential defaults in our loan portfolio and could ultimately increase loan losses.

II.  Market Risk

A worsening of the U.S. economy and volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

A worsening of economic and financial market conditions or downside shocks could result in adverse effects on Key and others in the financial services industry. Banking conditions may deteriorate during periods of persistent or large and sudden interest rate increases and/or a slowing economy, negatively affecting business and financial performance.

In particular, we face the following risks, and other unforeseeable risks, in connection with a downturn in the macroeconomic and financial market environment or other such downside shocks, whether in the United States or internationally:

•A loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on the price of our common shares or decreasing the credit or liquidity available to Key, while also increasing the cost of such credit or liquidity;
•A decrease in consumer and business confidence levels generally, decreasing credit usage and investment or increasing delinquencies and defaults and committed line draws;
•A decrease in household or corporate incomes, reducing demand for our products and services;
•A decrease in the value of collateral securing loans to our borrowers or a decrease in the quality of our loan portfolio, increasing loan charge-offs and reducing our net income;
•A decrease in the value of collateral, or an increase in the haircuts on that collateral, that we pledge to secure funding and liquidity, reducing the quantum of that funding and/or liquidity;

•An impairment in our ability to liquidate financial positions at acceptable market prices;
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

In addition, volatility and uncertainty related to inflation and the effects of inflation, which has, in recent years, led to increased costs for businesses and consumers, and could cause the Federal Reserve to reinitiate a series of interest rate increases, which may amplify or contribute to some of the risks of our business by adversely affecting the creditworthiness of our borrowers, increasing our costs, or resulting in lower values for our investment securities and other fixed-rate assets. To the extent that the Federal Reserve’s policies around managing inflation fail to mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen or are exacerbated by policies enacted by the U.S. government, including the imposition of tariffs or other commercial policies, we could experience adverse effects on our business, financial condition, and results of operations.

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

Our earnings depend heavily upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Hence, interest rate risk is inherent to our banking business and takes four primary forms: repricing risk, yield curve risk, basis risk, and option risk. Repricing risk occurs when assets and liabilities respond to interest rate changes at different paces and to a different degree. Yield curve risk arises when short- and long-term interest rates change to a different extent. We incur basis risk to the extent that the relationship between different interest rate indices changes over time. Option risk is present in assets, liabilities or other financial instruments that allow a counterparty to change the timing of interest or principal payments.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and their payment behavior, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Our ability to anticipate changes in these factors or to hedge the related on-and off-balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and our net interest income and net interest margin. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount and timing of interest we receive on loans and securities, the amount and timing of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. When the Federal Reserve raises or reduces interest rates, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the evolution of benchmark rates may not follow historical relationships, which could influence net interest income and net interest margin through basis and other risks. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationships and competitive considerations.

Moreover, if the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, net interest income, and therefore our earnings, would decline. Conversely, earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. These scenarios illustrate repricing risk.

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

We have concentrations of loans and other business activities in geographic regions where our bank branches are located — Washington; Oregon/Alaska; Rocky Mountains; Indiana/Northwest Ohio/Michigan; Central/Southwest Ohio; East Ohio/Western Pennsylvania; Atlantic; Western New York; Eastern New York; and New England — and additional exposure to geographic regions outside of our branch footprint. Economic growth in the various regions where we operate has been uneven, and the health of the overall U.S. economy may differ from the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, political instability, impact of public health crises, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, banks, mortgage originators, hedge funds, insurance companies, and other institutional clients. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to, and may further lead to, market-wide liquidity problems and could lead to losses or defaults by us or other financial institutions. Banking is a confidence sensitive business, so disruption within the financial markets, including negative news, rumors, or misinformation regarding the banking industry or perceived risks of a bank’s safety and soundness, can adversely impact the market price and volatility of our common stock, cause deposit runoff or prompt the loss of important customers or counterparties. Online and mobile banking have made it easier for customers to withdraw their deposits. Higher than customary withdrawals can raise funding cost, which may reduce Key’s net interest margin and net interest income. In addition, many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. Our credit risk may be affected when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of our loan or derivatives exposure. There can be no assurance that any such losses would not adversely and materially affect our results of operations.

III.  Liquidity Risk

We are subject to liquidity risk, which could negatively affect our funding levels.

Liquidity risk is the danger that a bank may not be able to meet near-term cash demands, such as funding liability maturities and deposit withdrawals, meeting contractual obligations, or funding asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Our banking business is subject to four primary liquidity risks: contingency risk, mismatch risk, funding risk, and refinancing risk. Contingency risk arises from unexpected funding or liquidity needs occurring during adverse systemic or idiosyncratic economic or financial conditions. Mismatch risk may occur when illiquid assets are funded with less stable funding sources. Funding risk arises if funding sources become too concentrated, raising the risk of higher borrowing costs. Refinancing risk arises when a concentrated liability maturity profile creates near-term funding stress. Despite actions that we take to manage these risks, unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions (reduced wholesale funding capacity), or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors to access new funds or renegotiate the terms of outstanding debt, and reducing loan growth and investment opportunities. These alternative means of funding would increase our overall cost of funds and they may not be available under stressed conditions, which may cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

Capital and liquidity requirements imposed by banking regulators and the credit rating agencies may require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets.

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

In addition, regulatory liquidity standards require us to hold high-quality liquid assets, which has caused us to change, and may in the future cause us to change, our mix of investments in favor of lower-yielding securities, and may impact future business relationships with certain customers, both of which may reduce our profitability. Additionally, support of liquidity standards may be satisfied through the use of long-term wholesale borrowings, which tend to have a higher cost than that of traditional core deposits.

Further, the Federal Reserve has detailed the processes that BHCs should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. The severity and other features of these processes, which take the form of stress tests and other measures, may evolve from year to year and are used by the Federal Reserve to, among other things, evaluate our management of capital and the adequacy of our regulatory capital and to determine the stress capital buffer that we must maintain above our minimum regulatory capital requirements. Notwithstanding recent actions by the Federal Reserve to increase transparency into capital stress tests and models, the results of these processes are difficult to predict due to, among other things, the Federal Reserve’s use of proprietary stress models that differ from our internal models. Consequently, the Federal Reserve may impose capital requirements in excess of our expectations which could require us, as applicable, to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel, or alter our planned capital actions. The results may also lead to limits on Key’s ability to make capital distributions, including paying out dividends or buying back shares.

To facilitate our wholesale funding and other business activities, we maintain credit ratings with three major credit rating agencies, and their assessments of our capital and liquidity are prominent determinants of our credit ratings. Additionally, from time to time, the agencies revise their bank rating methodologies and may increase their expectations of the amount and/or type of capital and liquidity we hold in order to maintain our investment grade credit ratings. In certain cases, those rating agency requirements may exceed regulatory requirements, making the rating agency requirements our binding constraint and increasing our capital and/or liquidity costs above what they would otherwise be and potentially reducing our profitability.

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

The federal government’s actions can impact financial markets. For example, beginning in 2024 and during 2025, the Federal Reserve, after an extended period of raising its monetary policy rate, began lowering interest rates to support what it viewed as a weakening labor market. These types of actions can impact financial markets and our business and cause increased financial market and interest rate volatility.

Bank failures, such as those that occurred in 2023, have led the U.S. Treasury Secretary, the FDIC, and the Federal Reserve to invoke the systemic risk exception to the least-cost resolution requirement under the FDIA to guarantee uninsured deposits of the failed banks. The systemic bank exception can only be invoked for financial market risks that pose a threat to financial stability. The FDIC may impose a special assessment on IDIs to recover the loss to the failed bank resulting from the use of the systemic risk exception to protect uninsured depositors. A special assessment could increase our noninterest expense for that quarter, as was the case during the fourth quarter of 2023 and first quarter of 2024.

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

The Federal Home Loan Bank (FHLB) system continues to be a source of secured funding. Changes in FHLB lending policies or the haircuts they apply to our pledged collateral could adversely affect our liquidity and profitability.

We rely on dividends by our subsidiaries for most of our funds.

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash that we may raise from debt and equity issuances, we receive substantially all of our funding from dividends by our subsidiaries. Dividends by our subsidiaries are the principal source of funds for the dividends we pay on our common and preferred stock and interest and principal payments on KeyCorp debt and capital securities. Federal banking law and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) can pay. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation” in Item 1 of this report.

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

The rating agencies regularly evaluate the securities issued by KeyCorp and KeyBank. The ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies. Changes in any of these factors could impair our ability to maintain our current credit ratings. We may be unable to maintain our current ratings and our ratings may be downgraded in the future. Downgrades to KeyCorp's or KeyBank's credit ratings could impair our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income. If KeyCorp’s or KeyBank's credit ratings fell below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase our costs and reduce our profitability.

A loss of customer deposits or an adverse change in deposit mix could increase our funding costs and/or impair our liquidity.

We rely on customer deposits as a low-cost and stable source of funding. KeyBank competes with banks and other financial institutions, and increasingly with non-banks that offer non-deposit and other alternative savings vehicles, such as stablecoins, for deposits. If demand for deposit alternatives were to grow materially, KeyBank could experience deposit outflows or be compelled to materially increase deposit interest rates to retain its deposits. Customers may also shift their deposits from non-interest bearing to interest bearing accounts or otherwise to higher cost products at KeyBank. Our ability to maintain and grow deposits may be constrained by gaps in our product offerings, emerging technologies and changes in consumer behaviors and preferences, our scale relative to other banks and financial institutions, underlying macroeconomic conditions and monetary policy, and loss of confidence in our brand and our business. To the extent that KeyBank is unable to retain deposits, funding costs may increase as such deposits are replaced with more expensive wholesale funding. Any adverse movement in deposits and associated higher funding costs could reduce our net interest margin and net interest income and otherwise materially and adversely affect our liquidity, financial condition, and results of operations.

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

In the event of a failure, interruption, or breach of our information systems, or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. For example, we may experience operational disruptions or interruptions as a result of a cyber incident, including disruption caused by protective containment measures taken by us, such as taking certain first- or third-party systems off-line for a prolonged period. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and several financial institutions, including Key, have had third parties on which they rely experience such breaches. In addition, several financial institutions, including Key, have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disrupt, disable, or degrade services, or sabotage systems or data. Other attacks have attempted to obtain unauthorized access to confidential, proprietary, or personal information or intellectual property, to extort money through the use of “ransomware” or other extortion tactics, or to alter or destroy data or systems, often through various attack vectors and methods, including the introduction of computer viruses or malicious or destructive code (commonly referred to as “malware”), phishing, cyberattacks, account takeovers, credential stuffing, and other means. To the extent that we use third parties to provide services to our clients, we cannot control all of the risks at these third parties or third parties’ downstream service providers. Hardware, software, or applications developed by Key or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could lead to compromise of information and cybersecurity. We depend on third party service providers and their downstream service providers to implement adequate controls and safeguards to protect against and report cyber incidents. While we have a third party risk management program, because we do not control our third party service providers or their downstream service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. If such parties fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation. In addition, should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could have a material impact on our business strategy, results of operations, or financial condition.

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

We also face risks related to the interdependence and interconnectivity of financial entities and technology systems. A technology failure, cyberattack or other security breach that significantly compromises the systems of one or more financial parties or service providers in the financial system could have a material impact on counterparties or market participants, including us. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication, or other systems globally and across companies and industries. Any third-party technology failure, cyberattack, or security breach could adversely affect our ability to effect transactions, service clients, or otherwise operate our business and could result in legal liability, remediation costs, regulatory action, or reputational harm. Additionally, the increasing use of third-party financial data aggregators and emerging technologies, including the use of AI, introduces new information security risks and exposure for us and for our third party service providers, and, additionally, such technologies may be used to identify vulnerabilities; such technologies have resulted in a substantial increase in the volume and sophistication of cyberattacks against financial and other institutions, including the use of generative AI to conduct more sophisticated social engineering attacks.

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

Our risk management framework seeks to maintain safety and soundness and maximize profitability. We have established policies, processes, and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including compliance, operational, technology, liquidity, market, credit, model, and strategic risk, among others. We cannot provide assurance that our risk management framework will effectively mitigate risk and limit losses in our business and operations. For example, our risk management framework and measures that we take to mitigate risk may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risks, including risks that are unidentified or unanticipated, even if the frameworks for assessing risk are properly designed and implemented. In addition, some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, results of operations, and financial condition could be adversely affected.

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

We regularly review and update our internal controls, disclosure controls and procedures, compliance monitoring activities, and corporate governance policies and procedures. We also maintain an ERM program designed to identify, measure, monitor, report, and analyze our risks. Additionally, our internal audit function provides an independent assessment and testing of Key’s internal controls, policies, and procedures. Any system of controls and any system to reduce risk exposure, however well designed, operated, and tested, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. The systems may not work as intended or be circumvented by employees, third parties, or others outside of Key. Additionally, instruments, systems, and strategies used to mitigate or otherwise manage exposure to various types of risk could be less effective than anticipated. As a result, we may not be able to effectively or fully mitigate our risk exposures in particular market environments or against particular types of risk.

Our operations and financial performance could be adversely affected by severe weather and natural disasters, both directly and as a result of impacts on our customers.

Natural disasters, including wildfires, tornadoes, severe storms, and hurricanes, have seemingly become more frequent and severe. The timing and effects of these climate-related physical risks are difficult to accurately predict, and the potential impact of such risks on our operations, employees, communities, and customers could have a material adverse effect on our business, financial position, and results of operations. Given our broad regional focus, we are exposed to a wide range of climate-related physical risks across different geographical areas. Severe weather events can directly affect our operations by interrupting systems, damaging facilities, disrupting our supply chain, and hindering our ability to conduct business as usual. Additionally, these events can indirectly impact us by damaging or destroying customer businesses, impairing their ability to repay loans, or causing damage to properties pledged as collateral for loans made by Key. Although preventative measures may help to mitigate damage, such measures could be costly, and any disaster could adversely affect our ability to conduct our business as usual. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other severe weather events. Recurring extreme weather events could also reduce or eliminate the availability or increase the cost of insurance to Key and our customers. Our failure to comply with evolving regulatory requirements related to natural disaster risk management may also result in legal and financial consequences.

Our development and use of AI, including through third parties, exposes us to inherent risks that may adversely impact KeyCorp.

We use, and will increasingly use AI, including through third party vendors acting on our behalf and other counterparties, in connection with our business and operations. AI is complex and rapidly evolving and in order to compete with other banks and financial institutions effectively, we must incorporate new and emerging AI technology into our business and this may subject us to new or heightened legal, regulatory, operational, and other risk. The legal and regulatory environment relating to AI is uncertain and evolving, and any changes to applicable laws and regulations could require changes to our use of AI technology and could cause an increase in associated costs and expenses. We may also be unsuccessful in realizing the intended benefits of AI or otherwise enhancing our business or operations and our competitors may incorporate AI in their businesses or operations more quickly or more successfully than us, all of which could occur despite considerable expense and which could negatively affect our financial condition and results of operations.

The models underlying AI that we may leverage, including those developed by third party providers, may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are incomplete, inadequate, misleading, biased, or otherwise flawed, or that are subject to intellectual property rights not known to us, and that ultimately produce outputs that are similarly flawed but that which we or third parties acting on our behalf rely, and any such flaw may not be easily and readily detectable. The limited transparency into the underlying complexity of AI and associated models that we rely on makes reproducing the connection between input and output, at times, difficult or impossible. If the AI that we leverage is flawed in such ways, we may make inaccurate or ineffective decisions and otherwise incur operational inefficiencies, compliance issues, competitive and reputational harm, adverse legal and regulatory actions, or other adverse impacts to our business and operations. We may not be able to sufficiently mitigate or detect any of the foregoing risks given the emerging nature of AI technology. Additionally, inappropriate or controversial data practices by third party AI developers and their end-users could adversely affect public opinion of AI and ultimately impair acceptance of AI, including those incorporated into our business and operations.

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

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, private credit funds, investment banking firms, broker-dealers, financial technology companies, and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks, including large technology companies, to offer products and services traditionally provided by banks. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other products and services, including deposits and other traditional banking products, could be significantly disrupted by the use of new technologies, such as cryptocurrencies and other applications using secure distributed ledgers that may not require intermediation. We expect the competitive landscape of the financial services industry to become even more intense as a result of legislative, regulatory, structural, customer preference, and technological changes.

Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain, and build long-term client relationships; our ability to develop and deliver competitive products and technologies expected by our customers, while maintaining safety and soundness, effective risk management practices, and high ethical standards; our ability to attract, retain, and develop a workforce with the required skills and expertise; and industry and economic trends. Increased competition in the financial services industry, or our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.

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

The continuous, widespread adoption of new technologies requires us to continually evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other products and services, including deposits and other traditional banking products, could be significantly disrupted by the use of new technologies, such as cryptocurrencies and other applications using secure distributed ledgers that may not require intermediation. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer loans and deposits and related income generated from those products.

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

Our success depends on our ability to attract, retain, motivate, and develop a high performing and collaborative workforce. Competition for talent in our business is strong and requires us to make investments to provide compensation and benefits at market levels. Rising wages, as well as inflation, may cause us to increase these investments. Such investments cause compensation and benefits to represent our greatest expense.

Additionally, we increasingly compete for talent outside of the core financial services industry. Non-financial institutions may be subject to different pay and hiring expectations than us, which may make it more difficult and/or costlier for us to attract and retain qualified teammates. For example, we are required to deliver a substantial portion of the variable compensation of certain teammates in the form of awards tied to our financial performance and/or share price performance. Our failure to achieve our long-term financial goals and/or our share price performance may cause the value of these awards to decline or fall to zero, which would impact our ability to retain and incentivize qualified teammates. Similarly, our pay practices are subject to scrutiny by our regulators who may identify deficiencies in the structure of, or issue additional guidance on our compensation practices, causing us to make changes that may affect our ability to offer competitive pay to these individuals or that place us at a disadvantage to non-financial service industry competitors.

Acquisitions or strategic partnerships may disrupt our business and dilute shareholder value.

Acquisitions of businesses, such as financial technology companies or investment banking firms, bank branches, or other banks involves various risks commonly associated with acquisitions or partnerships, including exposure to unknown or contingent liabilities of the acquired company; diversion of our management’s time and attention; significant integration risk with respect to employees, accounting systems, and technology platforms; increased regulatory scrutiny; and the possible loss of key employees and customers of the acquired company. We regularly evaluate merger and acquisition and strategic partnership opportunities and conduct due diligence activities related to possible transactions. As a result, mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with any future transaction.

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

Significant harm to our reputation can arise from various sources, including inappropriate behavior or misconduct of employees, actual or perceived unethical behavior, litigation or regulatory outcomes, inadequate or ineffective risk management practices, failing to deliver minimum or required standards of service and quality, failure to safeguard client information, corporate governance and regulatory compliance issues, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, complex fraud threats, failure to meet external commitments and goals, including financial corporate responsibility and sustainability related commitments, the activities of our clients, customers and counterparties, including vendors, and actions taken by shareholder activists and community organizations. The harm to our reputation is likely greater to the extent that the behavior, misconduct, failures, issues, interruptions or actions are pervasive, long-standing or affect a significant number of customers, and particularly retail consumers. The negative impacts to our business from such reputational damage may be disproportionate to the actual harm caused to customers. Furthermore, because we conduct most of our businesses under the “Key” brand, negative public opinion about one business could also affect our other businesses. Additionally, actions by the financial services industry generally or by certain members or individuals in the industry as well as legislative or regulatory actions that target or negatively impact the industry may also have a significant adverse effect on our reputation.

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

Negative coverage about Key published in traditional media or on social media websites, whether or not factually correct, may affect our reputation and our business prospects and impact our ability to attract and retain highly skilled employees and customers. Social media facilitates the rapid dissemination of information or misinformation, thereby increasing the potential for widespread dissemination of inaccurate, false, misleading, or other negative information that could damage our reputation. There can be no assurance that such negative coverage will not damage our reputation and adversely affect our business.

Differing views on corporate responsibility and sustainability could adversely affect our reputation and our business and results of operations.

Views about corporate responsibility and sustainability-related issues are differing, dynamic, and rapidly changing. Financial services companies, including Key, face increasing criticism with accompanying reputational risk from activists, politicians, investors, and stakeholders who believe companies should be focusing more or less on environmental, social, political, and governance matters. Companies in our industry are also targeted for engaging or not engaging in business with specific customers or with customers in particular industries. Additionally, however we respond to such criticism, we face the risk that current or potential customers may decline to do business with us (or encourage others to do so) or current or potential employees refuse to work for us and could subject us to litigation or regulatory action. This can be true regardless of whether we are perceived by some as not having done enough to address these concerns or by others as having inappropriately yielded to stakeholder pressures.

Companies are also facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their corporate responsibility and sustainability practices and disclosures. We may face criticism or a loss of confidence, with accompanying reputational risk, from our perceived action or inaction to deliver on our corporate responsibility and sustainability-related commitments. Investors and other stakeholders, including U.S. institutional investors, are increasingly considering how corporations are (or are not) incorporating corporate responsibility and sustainability matters, including climate-related financial risks, into their business strategy when analyzing the expected risk and return of potential investments. These considerations in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that Key is not aligned with investors’ priorities. In addition, collecting, measuring, and reporting corporate responsibility and sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving and potentially conflicting reporting standards, and can present numerous operational, reputational, financial, legal, and other risks.

VII.  Model Risk

We rely on quantitative models to manage certain accounting, risk management, capital planning, and treasury functions.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including, but not limited to, estimating ALLL, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, predicting cash flows, and for capital planning purposes (including during the capital stress testing process). Models are simplified representations of real-world relationships. Thus, our modeling methodologies rely on many assumptions, historical analyses, correlations, and available data. These assumptions provide only reasonable, not absolute, estimates, particularly in times of market distress when historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Models can also produce inadequate estimates due to errors in computer code, use of unsuitable data during model development or implementation, or the use of a model for a purpose outside the scope of the model’s design.

Some models we use employ methodologies based on artificial intelligence or machine learning. Compared to traditional models, these models may involve some additional complexities, such as the need for large datasets for training, the potential for algorithmic bias, and difficulty in interpreting model outputs.

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

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. A significant decline in a reporting unit’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock may cause the fair value of a reporting unit to be below its carrying amount, resulting in goodwill impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock, or on our regulatory capital levels, but such an impairment loss could significantly reduce our earnings and thereby restrict KeyBank’s ability to make dividend payments to us without prior regulatory approval, which in turn could impact our ability to pay dividends. At December 31, 2025, the book value of our goodwill was $2.8 billion, substantially all of which was recorded at KeyBank. Any such write down of goodwill will reduce Key’s earnings, as well. See the “Critical Accounting Policies” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for additional information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

As a financial services institution, Key faces heightened risk of cybersecurity incidents. Risks and exposures related to cybersecurity incidents are expected to remain high for the foreseeable future due to the rapidly evolving nature and increasing sophistication of cybersecurity threats and geopolitical events, as well as the fact that threat actors frequently target technologies and systems commonly used by us and our clients. In addition, our use of emerging technology-based products and services, including cloud computing and artificial intelligence may introduce new and evolving cybersecurity risks and may create additional avenues for exploitation by threat actors. To date, Key has not experienced material disruption to our operations, or material harm to our client base, from cyberattacks. However, we have incurred, and may again incur, expenses related to the investigation of cybersecurity incidents involving third-party providers or related to the protection of our clients from identity theft as a result of such incidents. We have also incurred, and may continue to incur, expenses to enhance our systems or processes to protect against cyber or other security incidents. For more information, see “Risk Factors—We and third parties on which we rely (including their downstream service providers) may experience a cyberattack, technology failure, information system or security breach or interruption” in Item 1A. Risk Factors of this report.

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

The IS Program is designed to provide safeguards for Key’s assets through a series of administrative, technical, and physical controls. Key employs a variety of security practices and controls to protect information and assets, including, but not limited to, access controls, vulnerability scans, network monitoring, internal and external penetration testing, monitoring of vendor vulnerability notices and patch releases, firewalls and intrusion detection and prevention systems, and dedicated security personnel.

As described in more detail in “Risk Management — Overview” in Item 7 of this report and in “Cybersecurity
Governance” below, Key employs the “Three Lines of Defense” in its risk governance framework. Assessing, identifying, and managing cybersecurity risk across the organization in support of the IS Program is a cross-functional effort that requires collaboration and direction from all lines of defense – the lines of business and support functions (First Line of Defense), Risk Management (Second Line of Defense), and Key’s Internal Audit (IA) function (Third Line of Defense):

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
•Second Line of Defense – Risk Management. Risk Management oversees risk and monitors the First Line of Defense controls. Operational Risk Management performs review and challenge of controls, monitors the operational and technology risk profiles, and ensures Key operates within its operational and technology risk appetite. Compliance Risk Management provides an independent, enterprise-wide function that focuses on compliance with laws, rules, regulations, and guidance applicable to Key. Privacy Compliance, which sits within Compliance Risk Management, provides advisory support, governance, and oversight of privacy-related statutes, regulations, and risks related to Key’s customers, employees, and other individuals from who Key collects personally identifiable information.
•Third Line of Defense – Internal Audit (IA). IA reviews and evaluates the scope and breadth of security activities throughout Key and the effectiveness of the IS Program. IA conducts independent internal audits on Key’s

LOBs, operations, information systems, and technologies. These internal audits provide an independent perspective on Key’s processes and risks. Technology risks are evaluated in areas including cybersecurity and information security, data control, acquisition and development, delivery and support, business continuity, and information technology governance. IA shares the results of its audits with the LOB management, Key’s Operational and Compliance Risk Management Groups, the Board’s Audit Committee, and banking regulators.

As part of its cybersecurity risk management strategy, Key regularly reviews its security and privacy controls in the context of industry standard practices, frameworks, evolving laws, and changing client expectations. Annually, we benchmark ourselves against industry-leading frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework and the Cyber Risk Institute Profile. We also engage external providers periodically to perform a maturity assessment of the IS Program against industry cybersecurity frameworks and to perform security posture assessments of our environment to proactively identify weakness within our security policy and/or configurations. Summary level results from these assessments are shared to internal stakeholders through Key’s Risk Governance committee structure. Key is also subject to cybersecurity and privacy regulatory exams, as required by law for financial institutions operating in the U.S.

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

Cybersecurity Governance

As described in more detail in “Risk Management — Overview” in Item 7 of this report, the Board serves in an oversight capacity to ensure that Key’s risks, including risk from cybersecurity threats, are managed in a manner that is effective and balanced and adds value for our shareholders. The Board’s Risk Committee exercises primary oversight over enterprise-wide risk at Key, including technology risk, which includes (but is not limited to) cybersecurity, business resiliency, and other technology-related risks, and provides oversight of management’s activities related to the same. The Board’s Technology Committee, in consultation with the Risk Committee, provides additional oversight of the technology-related risks listed above, and is expected to escalate to the Risk Committee on certain risk management issues. The Technology Committee also oversees major technology investments supporting Key’s strategic objectives in areas such as cybersecurity, fraud and data, project management, technology strategy, technology innovation, and emerging technology trends. The Board’s Audit Committee also shares in oversight of cybersecurity risk.

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

The CISO is responsible for reporting on information security matters, including cybersecurity risk, to the Board. The CISO provides regular updates on cybersecurity matters to the Audit Committee (six times in 2025). These updates typically address the cybersecurity threat landscape, information security trends, strategic initiatives related to information security, and cybersecurity program reviews. The CISO also provides regular updates to the Risk Committee on cybersecurity matters as well as Key’s compliance with the Gramm-Leach-Bliley Act (at least annually) and presents the Information Security Policy for Risk Committee approval. In addition, the CISO, together with Key’s Deputy CISO, reports annually to the Technology Committee to seek approval of Key’s Cyber Strategy and Investment Plan. The CISO provides additional updates to the Board and its committees as circumstances warrant.

Key’s Deputy CISO leads the Corporate Information Security function, including Cyber Defense, Identity
& Access Management, Information Security Governance and Data Protection, and Security Architecture, Engineering and Platform Operations. The Deputy CISO has over 18 years of cybersecurity and technology risk management experience across financial services and retail, previously served as the Head of Information Security Governance within KeyCorp’s Corporate Information Security group, as well as the Head of Cybersecurity and Technology Risk Oversight within KeyCorp’s Risk Management group. The Deputy CISO holds a bachelor’s degree in Finance and Management Information Systems and an MBA.

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

At the management level, our ERM Committee, chaired by the Chief Risk Officer and comprising other senior level executives, including the Chief Information Officer, reports to the Board’s Risk Committee and supports the management of all risks by providing governance, direction, oversight and high-level management of risk. The ERM Committee serves as a senior level forum for review and discussion of material risk issues, including cybersecurity risk. The Operational Risk Committee also reports to the Board’s Risk Committee and provides governance, direction, and oversight of operational risks, including technology risks, and includes senior management representation from the LOB and support areas. The Chief Information Officer is a voting member of the Operational Risk Committee.

The Operational Risk Committee also includes subcommittees, including the Security & Technology Committee (the “SecTec Committee”). The SecTec Committee is responsible for ensuring a cohesive and coordinated approach to security and technology risk management and provides an enterprise-wide perspective of security and technology risk management.

Key also has a Privacy Team led by a Chief Privacy Officer (CPO) who has over ten years of experience in legal, compliance, and risk roles at financial institutions, focusing primarily on data protection and privacy. Our CPO holds an undergraduate degree in finance, a master’s degree in business administration, and a juris doctorate. The CPO is licensed to practice law in the state of Ohio and has obtained the CIPP/US certification through the International
Association of Privacy Professionals. The CPO and Privacy team have the authority to escalate privacy risks to the Board. The Privacy and Information Security teams work together to implement controls around how personally identifiable information is managed and protected and to comply with applicable laws and regulations.

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

As discussed above in “Cybersecurity Risk Management,” Internal Audit shares the results of its independent internal audits of security activities at Key and the effectiveness of the IS Program with the line of business management, Key’s Operational and Compliance Risk Management Groups, the Board’s Audit Committee, and

banking regulators. Any identified gaps are risk rated, issued a due date for remediation, and tracked through completion of remediation. Remediation is then verified by IA.
ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located at 127 Public Square, Cleveland, Ohio 44114-1306 in the Key Center. At December 31, 2025, Key leased approximately 375,414 square feet of the complex, encompassing the first floor branch, the 2nd, 3rd and 5th through 9th office floors, the 12th floor, and the 54th through 56th floors of the 57-story Key Center. In addition, Key owns two buildings in Brooklyn, Ohio, with office space that it operated from and totaling 584,930 square feet at December 31, 2025. Our office space is used by all of our segments. As of the same date, KeyBank owned 408 branches and leased 532 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
ITEM 3.  LEGAL PROCEEDINGS
The information presented in the Legal Proceedings section of Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) of the Notes to Consolidated Financial Statements is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference:

Page(s)
Discussion of dividends in the section captioned “Capital — Dividends”	71
Discussion of our common shares, shareholder information, and repurchase activities in the section captioned “Capital — Common Shares outstanding”	71

The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2020, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group. Share price performance is not necessarily indicative of future price performance.

Assumes $100 investment at close of market on December 31, 2020, and reinvestment of dividends. Total return = price change
	Base Period	2021	2022	2023	2024	2025	5-year compound growth rate
KeyCorp	$100	$145.92	$114.27	$101.10	$126.73	$159.96	12.85%
S&P 500	100	128.71	105.40	133.10	166.40	196.16	15.96%
Peer Companies	100	133.52	110.70	109.38	138.10	161.52	11.69%

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

In the fourth quarter of 2025, Key completed $200 million, or approximately 11.1 million shares, in share repurchases including $17 million, or approximately 0.9 million shares, from Scotiabank pursuant to our repurchase agreement described above. We repurchased less than $1 million of shares related to equity compensation programs in the fourth quarter of 2025.

During 2025, Key repurchased $35 million of shares related to equity compensation programs.

The following table summarizes our repurchases of our common shares for the three months ended December 31, 2025. See Note 21 (“Shareholders' Equity”) for more information regarding share repurchases.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
October 1 - 31	3,862,365	$17.51	3,862,365	$932,387,436
November 1 - 30	4,936,115	17.53	4,935,995	845,836,562
December 1 - 31	2,311,170	20.19	2,310,402	799,200,798
Total	11,109,650	$18.08	11,108,762

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2025 and 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents. To review our financial condition and results of operations for 2023 and a comparison between the 2023 and 2024 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K filed with the SEC on February 21, 2025, which discussion is incorporated herein by reference.

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

Executive overview

Our results for 2025 saw us meet or exceed all of our financial targets communicated at the beginning of the year. We delivered full year record revenue with both net interest income and fee revenue growing greater than projected. As a result, we generated significant positive operating leverage. At December 31, 2025, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 11.78% and 13.46%, respectively. We are well positioned as we enter 2026.

In addition to the items described above, the following actions and results during 2025 also supported our overall corporate strategy.

•We added nearly 10% to our frontline banker staff across wealth management, commercial payments, middle market, and investment banking.
•We invested an additional $100 million in technology focused on customer-facing capabilities that make it easier for our clients to bank at Key.
•We ended the year with $70.0 billion in assets under management, a record high, reflecting the continued strong sales production in our mass affluent segment.
•We continued to maintain our strong risk discipline. Full year net charge-offs were 41 basis points. Additionally, all leading indicators: non-performing assets, criticized loans, and delinquencies moved in a favorable direction.
•We remained committed to our strategy to engage a high-performing and talented workforce and fostering an inclusive environment for all. We continue to be recognized by multiple organizations for our dedication to creating an environment where all employees are treated with respect and empowered to bring their authentic selves to work.

Business Outlook

Consistent with the forward guidance we provided on January 20, 2026, we expect these results for full year 2026 versus full year 2025.

Category	2025 Baseline	FY2026 (vs FY 2025)(a)
Revenue (TE)(b)	$7,513 Million	up ~7%
Net interest income (TE) (b)	$4,671 Million	up 8 to 10%
Net interest margin	2.82%	4Q exit rate: 3.00 - 3.05%(c)
Noninterest income	$2,842 Million	up 3 - 4%
Noninterest income on an adjusted basis(b)(d)	$2,495 Million	up 5 - 6%
Adjusted noninterest expense(b)	$4,729 Million	up 3 to 4%
Average loans	$105.7 Billion	up 1 - 2%
Average Commercial Loans	$74.5 Billion	up ~5%
Net charge-offs to average loans		40 to 45 basis points
Effective tax rate		~22%
Tax-equivalent Effective Rate(e)		~23%
(a)    Ranges are shown on an operating basis.
(b)    Key is unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly related GAAP financial measures due to the difficulty in forecasting when future amounts may occur. Such unavailable information could be significant for future results.
(c)    On ~$170 billion of average earning assets
(d)    Excluding commercial mortgage servicing fees, operating lease income and other leasing gains, other income, and net securities gains (losses)
(e)    Reflects the estimated full year taxable-equivalent adjustment.

We have also established the following medium-term targets reflecting expected run rates by the end of 2027:

Return on tangible common equity(a)	15.0%+	Net Interest Margin	3.25%+
(a)    Key is unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly related GAAP financial measures due to the difficulty in forecasting when future amounts may occur. Such unavailable information could be significant for future results.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the year ended December 31, 2024, to the year ended December 31, 2025 (dollars in millions):
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

Net interest income (TE) for 2025 was $4.7 billion, and the net interest margin was 2.69%. Compared to 2024, net interest income (TE) increased $861 million, and the net interest margin increased by 53 basis points. These increases primarily reflect lower interest-bearing deposit costs, the reinvestment of proceeds from maturing low-yielding investment securities, fixed-rate loans, and swaps into higher-yielding investments, and the repositioning of the available-for-sale portfolio during the second half of 2024, which involved the sale and reinvestment of approximately $10.0 billion of lower-yielding mortgaged-backed securities into higher-yielding investments. Additionally, the balance sheet composition shifted to reflect a more favorable mix of higher-yielding commercial and industrial loans, and an improved funding mix as lower-cost deposits increased while wholesale borrowings declined. These benefits were partially offset by the impact of lower interest rates on variable-rate earning assets.
Average loans totaled $105.7 billion for 2025, compared to $107.7 billion in 2024. The $2.1 billion decrease was driven by the intentional run-off of low-yielding consumer loans, which decreased $2.4 billion. Average commercial loans increased $380 million, primarily driven by a mix shift to commercial and industrial loans.

Average deposits totaled $149.3 billion for 2025, an increase of $3.1 billion compared to 2024, reflecting growth in consumer deposits.

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

Year ended December 31,	2025			2024			2023
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$55,877	$3,347	5.99%	$53,951	$3,378	6.26%	$59,379	$3,444	5.80%
Real estate — commercial mortgage	13,358	798	5.97	14,080	873	6.20	15,968	931	5.83
Real estate — construction	2,840	195	6.87	3,042	227	7.48	2,755	185	6.71
Commercial lease financing	2,465	88	3.61	3,087	105	3.41	3,703	116	3.13
Total commercial loans	74,540	4,428	5.94	74,160	4,583	6.18	81,805	4,676	5.72
Real estate — residential mortgage	19,291	644	3.34	20,382	674	3.31	21,428	699	3.26
Home equity loans	6,012	336	5.59	6,729	398	5.92	7,522	433	5.76
Other consumer loans	4,892	250	5.11	5,519	278	5.04	6,263	305	4.86
Credit cards	925	126	13.55	934	138	14.78	986	136	13.88
Total consumer loans	31,120	1,356	4.35	33,564	1,488	4.43	36,199	1,573	4.35
Total loans	105,660	5,784	5.47	107,724	6,071	5.64	118,004	6,249	5.30
Loans held for sale	1,029	61	5.97	979	60	6.11	1,012	61	6.06
Securities available for sale (b), (e)	40,034	1,599	3.73	37,127	1,142	2.71	37,718	793	1.80
Held-to-maturity securities (b)	7,386	264	3.58	7,980	284	3.56	9,008	312	3.46
Trading account assets	1,108	56	5.02	1,175	61	5.16	1,138	55	4.85
Short-term investments	14,355	624	4.35	14,846	792	5.33	7,349	414	5.63
Other investments (e)	963	33	3.38	1,177	62	5.25	1,392	73	5.28
Total earning assets	170,535	8,421	4.86	171,008	8,472	4.81	175,621	7,957	4.37
Allowance for loan and lease losses	(1,426)			(1,515)			(1,419)
Accrued income and other assets	17,655			17,322			17,425
Discontinued assets	233			296			384
Total assets	$186,997			$187,111			$192,011
LIABILITIES
Money market deposits	$42,247	$1,062	2.52%	$39,525	$1,146	2.90%	$34,539	$666	1.93%
Demand deposits	59,203	1,284	2.17	56,130	1,402	2.50	54,711	1,102	2.01
Savings deposits	4,518	4.05		5,010	7.14		6,343	3.04
Time deposits	15,323	569	3.72	16,497	752	4.56	13,794	551	4.00
Total interest-bearing deposits	121,291	2,919	2.41	117,162	3,307	2.82	109,387	2,322	2.12
Federal funds purchased and securities sold under repurchase agreements	325	13	4.12	103	4	4.35	1,647	79	4.81
Bank notes and other short-term borrowings	1,996	84	4.20	2,984	164	5.49	5,890	308	5.24
Long-term debt (f)	11,298	734	6.50	17,279	1,187	6.87	20,983	1,305	6.22
Total interest-bearing liabilities	134,910	3,750	2.78	137,528	4,662	3.39	137,907	4,014	2.91
Noninterest-bearing deposits	27,985			28,993			34,672
Accrued expense and other liabilities	4,376			4,886			5,167
Discontinued liabilities (f)	233			296			384
Total liabilities	167,504			171,703			178,130
EQUITY
Total equity	19,493			15,408			13,881
Total liabilities and equity	$186,997			$187,111			$192,011
Interest rate spread (TE)			2.08%			1.42%			1.46%
Net interest income (TE) and net interest margin (TE)		$4,671	2.69%		$3,810	2.16%		$3,943	2.17%
Less: TE adjustment (b)		35			45			30
Net interest income, GAAP basis		$4,636			$3,765			$3,913

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% in effect that calendar year.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average loan balances include $214 million, $196 million, and $157 million of assets from commercial credit cards for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $42.9 billion and $42.2 billion for the twelve months ended December 31, 2025, and December 31, 2024, respectively. Yield based on the fair value of securities available for sale was 3.99% and 3.08% for the twelve months ended December 31, 2025, and December 31, 2024, respectively.
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
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2025 vs. 2024
Dollars in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$(73)	$(214)	$(287)
Loans held for sale	3	(2)	1
Securities available for sale	95	362	457
Held-to-maturity securities	(21)	1	(20)
Trading account assets	(3)	(2)	(5)
Short-term investments	(25)	(143)	(168)
Other investments	(10)	(19)	(29)
Total interest income (TE)	(34)	(17)	(51)
INTEREST EXPENSE
Money market deposits	75	(159)	(84)
Demand deposits	74	(192)	(118)
Savings deposits	(1)	(2)	(3)
Time deposits	(51)	(132)	(183)
Total interest-bearing deposits	97	(485)	(388)
Federal funds purchased and securities sold under repurchase agreements	9	—	9
Bank notes and other short-term borrowings	(47)	(33)	(80)
Long-term debt	(392)	(61)	(453)
Total interest expense	(333)	(579)	(912)
Net interest income (TE)	$299	$562	$861

(a)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses

PROVISION FOR CREDIT LOSSES (IN MILLIONS)
$(418)
$184
$502
$161
$489
$244
$335
$440
$471
$430
2021
2022
2023
2024
2025
PROVISION FOR CREDIT LOSSES (IN MILLIONS)
NET LOAN CHARGE-OFFS (IN MILLIONS)

Our provision for credit losses was a net charge of $471 million for 2025, compared to $335 million for 2024. The increase in our provision for credit losses was driven by reserve increases, partly offset by lower net charge-offs. The reserve build in 2025 was largely driven by elevated economic uncertainty and loan growth, both primarily impacting the commercial loan portfolio. This is in contrast to the reserve release in 2024 largely due to balance sheet optimization.

Noninterest income

Noninterest income for 2025 was $2.8 billion compared to $809 million inclusive of the $1.8 billion loss from the investment portfolio repositioning during 2024. Noninterest income represented 38% of total revenue for 2025 and 18% of total revenue for 2024.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 3. Noninterest Income

Year ended December 31,				Change 2025 vs. 2024		Change 2024 vs. 2023
Dollars in millions	2025	2024	2023	Amount	Percent	Amount	Percent
Trust and investment services income	$591	$557	$516	$34	6.1%	$41	7.9%
Investment banking and debt placement fees	780	688	542	92	13.5	146	26.9
Cards and payments income	337	331	340	6	1.8	(9)	(2.6)
Service charges on deposit accounts	295	261	270	34	13.0	(9)	(3.3)
Corporate services income	294	275	302	19	6.9	(27)	(8.9)
Commercial mortgage servicing fees	287	258	190	29	11.2	68	35.8
Corporate-owned life insurance income	140	138	132	2	1.4	6	4.5
Consumer mortgage income	58	58	51	—	—	7	13.7
Operating lease income and other leasing gains	43	76	92	(33)	(43.4)	(16)	(17.4)
Other income	23	23	46	—	—	(23)	(50.0)
Net securities gains (losses)	(6)	(1,856)	(11)	1,850	(99.7)	(1,845)	N/M
Total noninterest income	$2,842	$809	$2,470	$2,033	251.3%	$(1,661)	(67.2)%

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management or administration that primarily generate these revenues are shown in Figure 4. For 2025, trust and investment services income increased $34 million, or 6.1%. This was primarily due to an increase in investment management income and other fees associated with higher assets under management.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2025, our bank, trust, and registered investment advisory subsidiaries had assets under management or administration of $70.0 billion, compared to $61.4 billion at December 31, 2024. The increase from 2024 to 2025 was attributable to market activity and net new business.

Figure 4. Assets Under Management or Administration

Year ended December 31,			Change 2025 vs. 2024
Dollars in millions	2025	2024	Amount	Percent
Discretionary assets under management by investment type:
Equity	$37,433	$34,541	$2,892	8.4%
Fixed income	15,500	13,942	1,558	11.2
Money market	8,144	6,785	1,359	20.0
Total discretionary assets under management	$61,077	$55,268	$5,809	10.5%
Non-discretionary assets under administration	8,887	6,093	2,794	45.9
Total	$69,964	$61,361	$8,603	14.0%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and debt placement advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2025, investment banking and debt placement fees increased $92 million, or 13.5%, from the prior year reflective of growth in syndication and commercial mortgage activity offset slightly by decreased merger and acquisitions fee activity.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income increased $6 million, or 1.8%, in 2025 compared to 2024, driven by an increase in merchant services income and credit card fees, slightly offset by an increase in credit card rewards.

Service charges on deposit accounts

Service charges on deposit accounts increased $34 million, or 13.0%, in 2025 compared to the prior year. This increase was driven by higher account analysis fees and lower fee waivers, offset slightly by a decrease in deposit maintenance fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains (losses), and other income. Other noninterest income increased $1.9 billion in 2025 compared to 2024, primarily attributable to approximately $1.8 billion in losses on the sales of securities available for sale as part of portfolio repositioning activity during the third and fourth quarters of 2024. Excluding the impact of the repositioning activity, other noninterest income increased $34 million, reflecting increases in commercial mortgage servicing fees and corporate services income, offset by declines in operating lease income and other leasing gains.
Noninterest expense

Noninterest expense for 2025 was $4.7 billion, compared to $4.5 billion for 2024. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2025.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Figure 5. Noninterest Expense

Year ended December 31,				Change 2025 vs. 2024		Change 2024 vs. 2023
Dollars in millions	2025	2024	2023	Amount	Percent	Amount	Percent
Personnel	$2,917	$2,714	$2,660	$203	7.5%	$54	2.0%
Net occupancy	270	266	267	4	1.5	(1)	(0.4)
Computer processing	425	414	368	11	2.7	46	12.5
Business services and professional fees	193	174	168	19	10.9	6	3.6
Equipment	83	80	88	3	3.8	(8)	(9.1)
Operating lease expense	38	63	77	(25)	(39.7)	(14)	(18.2)
Marketing	95	94	109	1	1.1	(15)	(13.8)
Other expense	682	740	997	(58)	(7.8)	(257)	(25.8)
Total noninterest income	$4,703	$4,545	$4,734	$158	3.5%	$(189)	(4.0)%

Personnel

As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $203 million, or 7.5%, in 2025 compared to 2024. Overall activity for the year was driven by higher incentive compensation associated with noninterest income growth and continued investments in people.

Figure 6. Personnel Expense

Year ended December 31, Dollars in millions				Change 2025 vs. 2024		Change 2024 vs. 2023
	2025	2024	2023	Amount	Percent	Amount	Percent
Salaries and contract labor	$1,715	$1,609	$1,649	$106	6.6%	$(40)	(2.4)%
Incentive and stock-based compensation (a)	721	661	525	60	9.1	136	25.9
Employee benefits	460	442	405	18	4.1	37	9.1
Severance	21	2	81	19	N/M	(79)	(97.5)
Total personnel expense	$2,917	$2,714	$2,660	$203	7.5%	$54	2.0%

(a)Excludes directors’ stock-based compensation of $5 million in 2025 and $4 million in 2024, reported as “other noninterest expense” in Figure 5.
N/M - Not meaningful

Non-personnel expense

In total, other non-personnel expense decreased $45 million, or 2.5%, in 2025 compared to 2024 primarily due to a $26 million decrease in the FDIC Special Assessment accrual within other expense and continued decreases in operating lease expense, slightly offset by increases in computer processing and business services and professional fees expense.

Income taxes

We recorded a tax expense from continuing operations of $476 million for 2025, compared to tax benefit of $143 million for 2024. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 20.7% for 2025 and 46.6% for 2024. The tax benefit recorded and increased effective tax rate for the 2024 year resulted primarily from the $1.8 billion loss on the sales of securities incurred as part of a strategic repositioning of our securities portfolio.

In 2025, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, and tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves as described in Note 13 (“Income Taxes”).

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 23 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. Dollars in the charts are presented in millions.
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

Figure 7. Consumer Bank Summary of Operations

Year ended December 31,				Change 2025 vs.
Dollars in millions	2025	2024	2023	2024	2023
Summary of operations
Net interest income (TE)	$2,709	$2,246	$2,221	20.6%	22.0%
Noninterest income	957	924	937	3.6	2.1
Total revenue (TE)	3,666	3,170	3,158	15.6	16.1
Provision for credit losses	169	126	111	34.1	52.3
Noninterest expense	2,802	2,714	2,779	3.2	.8
Income (loss) before income taxes (TE)	695	330	268	110.6	159.3
Allocated income taxes (benefit) and TE adjustments	168	79	64	112.7	162.5
Net income (loss) attributable to Key	$527	$251	$204	110.0%	158.3%

Average loans and leases
Real estate — residential mortgage	$19,285	$20,369	$21,348	(5.3)%	(9.7)%
Home equity loans	5,973	6,696	7,502	(10.8)	(20.4)
Other consumer loans	4,890	5,501	6,223	(11.1)	(21.4)
Credit cards	925	934	986	(1.0)	(6.2)
Commercial loans	4,671	5,244	5,717	(10.9)	(18.3)
Total loans and leases	$35,744	$38,744	$41,777	(7.7)%	(14.4)%

Average deposits
Money market deposits	$34,688	$30,723	$28,356	12.9%	22.3%
Demand deposits	22,759	22,315	23,142	2.0	(1.7)
Savings deposits	4,316	4,679	6,051	(7.8)	(28.7)
Time deposits	11,840	13,190	7,463	(10.2)	58.6
Noninterest-bearing deposits	14,328	14,945	17,780	(4.1)	(19.4)
Total deposits	$87,932	$85,851	$82,793	2.4%	6.2%

Credit-related statistics
Nonperforming assets at period end	$201	$201	$190
Net loan charge-offs	190	207	133
Net loan charge-offs to average total loans	0.53%	0.53%	0.32%

•Net income attributable to Key of $527 million in 2025, compared to $251 million in 2024, an increase of 110.0%, largely driven by favorable rates on deposits
•Taxable-equivalent net interest income increased in 2025 by $463 million, or 20.6%, from the prior year, due to favorable rates on deposits
•Average loans and leases decreased in 2025 by $3.0 billion, or 7.7%, from the prior year, driven by broad-based declines across all loan categories
•Average deposits increased in 2025 by $2.1 billion, or 2.4%, from the prior year, driven by growth in money market deposits
•Provision for credit losses increased $43 million in 2025 compared to the prior year, driven by increased economic uncertainty slightly offset by loan balance run-off.
•Noninterest income increased in 2025 by $33 million, or 3.6%, driven by increases in trust and investment services income
•Noninterest expense increased in 2025 by $88 million, or 3.2%, primarily reflective of increased personnel expenses, slightly offset by lower FDIC special assessment charges

Commercial Bank

Segment imperatives

•Solve complex client needs through a differentiated product set of banking and capital markets capabilities
•Drive targeted scale through distinct product capabilities delivered to a broad set of clients
•Utilize industry expertise and broad capabilities to build relationships with narrowly targeted client sets

Market and business overview

Building relationships and delivering complex solutions for middle market and larger clients requires a distinctive operating model that understands their business and can provide a broad set of product capabilities. As competition for these clients intensifies, we have positioned the business to maintain and grow our competitive advantage by building targeted scale in businesses and client segments. Strong market share in businesses such as real estate loan servicing and equipment finance highlights our ability to successfully meet customer needs through targeted scale in distinct product capabilities. Clients expect us to understand every aspect of their business. Our deep market expertise in multiple industry verticals and relationship-led approach allow us to recognize opportunities and deliver strategic financial solutions that align with our clients’ goals. Our business model is positioned to meet our client needs because our focus is not on being a universal bank, but rather being the right bank for our clients.
Figure 8. Commercial Bank Summary of Operations

Year ended December 31,				Change 2025 vs.
Dollars in millions	2025	2024	2023	2024	2023
Summary of operations
Net interest income (TE)	$2,294	$1,805	$1,866	27.1%	22.9%
Noninterest income	1,745	1,629	1,429	7.1	22.1
Total revenue (TE)	4,039	3,434	3,295	17.6	22.6
Provision for credit losses	299	227	379	31.7	(21.1)
Noninterest expense	1,905	1,834	1,806	3.9	5.5
Income (loss) before income taxes (TE)	1,835	1,373	1,110	33.6	65.3
Allocated income taxes (benefit) and TE adjustments	388	282	227	37.6	70.9
Net income (loss) attributable to Key	$1,447	$1,091	$883	32.6%	63.9%

Average loans and leases
Commercial and industrial	$52,156	$49,926	$55,057	4.5%	(5.3)%
Real estate — commercial mortgage	12,057	12,575	14,325	(4.1)	(15.8)
Real estate — construction	2,735	2,918	2,650	(6.3)	3.2
Commercial lease financing	2,450	3,065	3,678	(20.1)	(33.4)
Other loans	8	14	73	(42.9)	(89.0)
Total loans and leases	$69,407	$68,498	$75,782	1.3%	(8.4)%

Average deposits
Money market deposits	$7,508	$8,696	$6,141	(13.7)%	22.3%
Demand deposits	36,868	35,031	31,864	5.2	15.7
Other deposits	529	739	641	(28.4)	(17.5)
Noninterest-bearing deposits	13,165	13,558	16,398	(2.9)	(19.7)
Total deposits	$58,070	$58,025	$55,045	.1%	5.5%

Credit-related statistics
Nonperforming assets at period end	$426	$571	$401
Net loan charge-offs	237	252	111
Net loan charge-offs to average total loans	0.34%	0.37%	0.15%

•Net income attributable to Key of $1.4 billion in 2025, compared to $1.1 billion in 2024, an increase of 32.6%, largely driven by an increase in investment banking and debt placement fees and commercial mortgage servicing income, along with lower FDIC assessment charges
•Taxable equivalent net interest income increased in 2025 by $489 million, or 27.1%, from the prior year, due to favorable deposit costs
•Average loan and lease balances increased $909 million in 2025, or 1.3%, driven by an increase in commercial and industrial loans
•Average deposit balances increased $45 million in 2025, or 0.1%, driven by our focus on growing deposits across our commercial businesses
•Provision for credit losses increased $72 million in 2025 compared to the prior year, resulting from reserve builds due to changes in economic conditions and portfolio growth, partially offset by lower net charge-offs
•Noninterest income increased $116 million in 2025, or 7.1%, from the prior year, driven by growth in investment banking and debt placement fees and commercial mortgage servicing income
•Noninterest expense increased by $71 million in 2025, or 3.9%, from the prior year, primarily driven by higher personnel expense related to incentive compensation associated with noninterest income growth and continued investments in people, partially offset by decreases in FDIC special assessment charges and operating lease expenses

Financial Condition
Loans and loans held for sale

Figure 9 shows the composition of our loan portfolio at December 31 for each of the past two years.
Figure 9. Composition of Loans

	2025		2024
December 31, Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$57,688	54.1%	$52,909	50.7%
Commercial real estate:
Commercial mortgage	13,707	12.9	13,310	12.8
Construction	2,844	2.7	2,936	2.8
Total commercial real estate loans	16,551	15.6	16,246	15.6
Commercial lease financing (b)	2,270	2.1	2,736	2.6
Total commercial loans	76,509	71.8	71,891	68.9
CONSUMER
Real estate — residential mortgage	18,732	17.6	19,886	19.1
Home equity loans	5,703	5.3	6,358	6.1
Other consumer loans	4,644	4.4	5,167	5.0
Credit cards	953	0.9	958	0.9
Total consumer loans	30,032	28.2	32,369	31.1
Total loans (c)	$106,541	100.0%	$104,260	100.0%

(a)Loan balances include $205 million and $212 million, of commercial credit card balances at December 31, 2025, and December 31, 2024, respectively.
(b)Commercial lease financing includes receivables held as collateral for a secured borrowing of $1 million and $3 million at December 31, 2025, and December 31, 2024, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 17 (“Borrowings”).
(c)Total loans exclude loans of $205 million at December 31, 2025, and $257 million at December 31, 2024, related to the discontinued operations of the education lending business.
At December 31, 2025, total loans outstanding from continuing operations were $106.5 billion, compared to $104.3 billion at the end of 2024. At December 31, 2025, 67% of our loans were variable rate as compared to 63% at the end of 2024. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $76.5 billion at December 31, 2025, an increase of $4.6 billion, or 6.4%, compared to December 31, 2024, primarily reflecting increases in commercial and industrial loans and commercial mortgage real estate loans.

Figure 10 provides our commercial loan portfolio by industry classification as of December 31, 2025, and December 31, 2024.

Figure 10. Commercial Loans by Industry

December 31, 2025	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$908	$110	$76	$1,094	1.4%
Automotive	2,475	610	—	3,085	4.0
Business services	3,228	227	85	3,540	4.6
Commercial real estate	8,124	12,045	1	20,170	26.4
Construction materials and contractors	1,978	238	153	2,369	3.1
Consumer goods	3,541	547	213	4,301	5.6
Consumer services	4,081	799	251	5,131	6.7
Equipment	1,586	153	45	1,784	2.3
Finance	12,165	96	167	12,428	16.3
Healthcare	2,714	1,334	133	4,181	5.5
Materials and extraction	2,105	177	104	2,386	3.1
Oil and gas	2,051	28	13	2,092	2.7
Public exposure	1,654	7	306	1,967	2.6
Technology	1,009	17	82	1,108	1.5
Transportation	1,022	121	276	1,419	1.9
Utilities	8,686	—	358	9,044	11.8
Other	361	42	7	410	.5
Total	$57,688	$16,551	$2,270	$76,509	100.0%

December 31, 2024	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$876	$99	$80	$1,055	1.5%
Automotive	2,213	670	2	2,885	4.0
Business services	2,802	272	114	3,188	4.4
Commercial real estate	7,804	11,911	3	19,718	27.4
Construction materials and contractors	1,847	254	203	2,304	3.2
Consumer goods	3,557	528	190	4,275	5.9
Consumer services	4,115	627	328	5,070	7.1
Equipment	1,584	160	63	1,807	2.5
Finance	10,101	84	209	10,394	14.5
Healthcare	2,711	1,199	210	4,120	5.7
Materials and extraction	2,110	196	134	2,440	3.4
Oil and gas	1,950	28	10	1,988	2.8
Public exposure	2,003	7	387	2,397	3.3
Technology	829	25	95	949	1.3
Transportation	841	126	291	1,258	1.7
Utilities	7,186	—	412	7,598	10.6
Other	380	60	5	445	.7
Total	$52,909	$16,246	$2,736	$71,891	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 54% of our total loan portfolio at December 31, 2025, and 51% at December 31, 2024. This portfolio is approximately 92% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $57.7 billion at December 31, 2025, an increase of $4.8 billion, or 9.0%, compared to December 31, 2024. The increase was partly driven by increases in specialty finance lending within the finance industry classification. The finance industry classification is comprised primarily of finance companies, insurance companies, and leasing companies.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 70% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also utilize our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At December 31, 2025, commercial real estate loans totaled $16.6 billion, which includes $13.7 billion of mortgage loans and $2.8 billion of construction loans. Compared to December 31, 2024, this portfolio increased $305 million or 1.9%. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at December 31, 2025

Our construction loans constitute 17% of commercial real estate loans as of December 31, 2025 compared to 18% as of December 31, 2024. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of December 31, 2025, 76% of our construction portfolio are multi-family project loans. Our office exposure only represents 4% of commercial real estate loans at period end.

As shown in Figure 11, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 11. Commercial Real Estate Loans

	Geographic Region								Percent of Total		Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total		Construction
December 31, 2025
Nonowner-occupied:
Data Center	$—	$—	$—	$—	$24	$—	$671	$695	4.2%	$272	$423
Diversified	1	—	—	29	—	10	176	216	1.3	—	216
Industrial	37	1	77	154	262	166	211	908	5.5	72	836
Land & Residential	9	6	13	3	6	19	—	56.3		38	18
Lodging	1	—	8	4	33	40	60	146.9		—	146
Medical Office	35	—	31	1	20	63	43	193	1.2	9	184
Multifamily	1,303	356	1,328	1,201	1,762	1,228	404	7,582	45.8	2,150	5,432
Office	79	1	90	70	84	200	114	638	3.9	—	638
Retail	90	40	91	226	87	185	230	949	5.7	20	929
Self Storage	36	—	15	6	50	16	157	280	1.7	20	260
Senior Housing	90	95	35	103	181	81	192	777	4.7	94	683
Skilled Nursing	—	—	—	—	181	220	242	643	3.9	—	643
Student Housing	73	6	13	46	—	—	—	138.8		—	138
Other	5	8	12	27	47	31	129	259	1.6	—	259
Total nonowner-occupied	1,759	513	1,713	1,870	2,737	2,259	2,629	13,480	81.4	2,675	10,805
Owner-occupied	1,026	—	316	519	124	929	157	3,071	18.6	169	2,902
Total	$2,785	$513	$2,029	$2,389	$2,861	$3,188	$2,786	$16,551	100.0%	$2,844	$13,707

Nonowner-occupied:
Nonperforming loans	$8	$—	$25	$68	$48	$7	$1	$157	N/M	$—	$157
Accruing loans past due 90 days or more	—	—	2	1	26	5	—	34	N/M	1	33
Accruing loans past due 30 through 89 days	1	—	1	1	56	8	—	67	N/M	—	67
December 31, 2024
Nonowner-occupied:
Data Center	$—	$—	$—	$98	$54	$—	$—	$152.9%		$—	$152
Diversified	1	—	—	3	—	13	118	135.8		—	135
Industrial	44	1	95	103	214	258	18	733	4.5	54	679
Land & Residential	10	7	3	7	—	21	—	48.3		28	20
Lodging	48	—	12	14	46	55	59	234	1.4	—	234
Medical Office	35	43	42	—	37	97	17	271	1.7	—	271
Multifamily	1,303	485	1,201	1,204	2,325	1,336	156	8,010	49.3	2,405	5,605
Office	152	1	129	77	134	232	13	738	4.5	—	738
Retail	152	6	81	172	97	293	79	880	5.4	43	837
Self Storage	44	—	44	8	222	18	24	360	2.2	14	346
Senior Housing	172	39	97	85	54	142	4	593	3.7	154	439
Skilled Nursing	—	—	—	—	132	170	90	392	2.4	—	392
Student Housing	41	—	13	63	123	—	—	240	1.5	50	190
Other	1	10	7	112	40	48	—	218	1.3	—	218
Total nonowner-occupied	2,003	592	1,724	1,946	3,478	2,683	578	13,004	80.0	2,748	10,256
Owner-occupied	1,078	—	330	601	182	1,051	—	3,242	20.0	188	3,054
Total	$3,081	$592	$2,054	$2,547	$3,660	$3,734	$578	$16,246	100.0%	$2,936	$13,310

Nonperforming loans	$5	$—	$64	$80	$81	$13	$—	$243	N/M	$—	$243
Accruing loans past due 90 days or more	10	—	2	1	—	7	—	20	N/M	4	16
Accruing loans past due 30 through 89 days	1	—	—	3	19	9	—	32	N/M	—	32

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2025, totaled $30.0 billion, a decrease of $2.3 billion, or 7.2%, from one year ago. The decrease was driven by declines across all consumer loan categories reflective of the intentional run-off of low-yielding loans, primarily consumer mortgages, and our focus on originating salable loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of December 31, 2025, representing approximately 62% of consumer loans. This is followed by our home equity portfolio comprising approximately 19% of consumer loans outstanding at year end.

We held the first lien position for approximately 63% of the home equity portfolio at December 31, 2025, and 65% at December 31, 2024. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses”.

Figure 12 presents our consumer loans by geography.

Figure 12. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
December 31, 2025
Washington	$4,030	$844	$202	$85	$5,161
Ohio	2,613	758	66	195	3,632
New York	626	1,587	702	326	3,241
Colorado	2,769	236	118	29	3,152
California	2,056	13	399	3	2,471
Oregon	1,145	487	85	41	1,758
Pennsylvania	378	395	296	62	1,131
Florida	675	36	343	13	1,067
Utah	759	215	53	17	1,044
Connecticut	618	200	100	29	947
Other	3,063	932	2,280	153	6,428
Total	$18,732	$5,703	$4,644	$953	$30,032

December 31, 2024
Washington	$4,312	$929	$214	$85	$5,540
Ohio	2,662	895	111	197	3,865
New York	723	1,756	737	330	3,546
Colorado	2,891	258	131	30	3,310
California	2,191	12	442	3	2,648
Oregon	1,195	532	92	40	1,859
Pennsylvania	403	449	333	60	1,245
Florida	733	41	384	13	1,171
Utah	805	232	56	18	1,111
Connecticut	684	223	105	28	1,040
Other	3,287	1,031	2,562	154	7,034
Total	$19,886	$6,358	$5,167	$958	$32,369

Loan sales

As shown in Figure 13, during 2025, we sold $10.1 billion of our loans. Sales of loans classified as held for sale generated net gains of $147 million during 2025.

Figure 13 summarizes our loan sales during 2025 and 2024.

Figure 13. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2025
Fourth quarter	$81	$2,804	$50	$331	$3,266
Third quarter	79	2,513	61	359	3,012
Second quarter	239	1,465	—	338	2,042
First quarter	89	1,355	27	260	1,731
Total	$488	$8,137	$138	$1,288	$10,051

2024
Fourth quarter	$150	$2,584	$—	$342	$3,076
Third quarter	60	1,406	90	393	1,949
Second quarter	56	860	61	312	1,289
First quarter	86	1,554	85	209	1,934
Total	$352	$6,404	$236	$1,256	$8,248

Figure 14 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.

Figure 14. Loans Administered or Serviced

December 31, Dollars in millions	2025	2024	2023
Commercial real estate loans	$566,567	$557,633	$499,449
Residential mortgage	11,419	11,344	11,193
Education loans	152	189	248
Commercial lease financing	1,719	1,735	1,946
Commercial loans	576	603	667
Consumer direct	258	328	408
Consumer indirect	83	319	792
Total	$580,774	$572,151	$514,703

In the event of default by a borrower, we are subject to recourse with respect to approximately $8.2 billion of the $580.8 billion of loans administered or serviced at December 31, 2025. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 15 shows the remaining maturities of our loan portfolio and the sensitivity of certain loans to changes in interest rates as of December 31, 2025.

Figure 15. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates(a)

December 31, 2025
Dollars in millions	Within One Year	One - Five Years	Five - Fifteen Years	Over Fifteen Years	Total
Commercial
Commercial and industrial	$14,655	$39,461	$3,464	$108	$57,688
Commercial mortgage	5,227	6,158	1,959	363	13,707
Real estate — construction	1,285	1,275	255	29	2,844
Commercial lease financing	191	1,279	800	—	2,270
Total commercial loans	$21,358	$48,173	$6,478	$500	$76,509

Consumer
Real estate - residential mortgage	$167	$36	$619	$17,910	$18,732
Home equity loans	103	192	1,543	3,865	5,703
Other consumer loans	569	675	1,951	1,449	4,644
Credit Cards	953	—	—	—	953
Total consumer loans	1,792	903	4,113	23,224	30,032
Total loans	$23,150	$49,076	$10,591	$23,724	$106,541
Loans with floating or adjustable interest rates (b)		$43,944	$2,940	$11,630	$58,514
Loans with predetermined interest rates (c)		5,132	7,651	12,094	24,877
Total		$49,076	$10,591	$23,724	$83,391

(a)Accrued interest of $459 million at December 31, 2025, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.
(c)Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.
Securities

We manage our securities portfolio according to the following priorities: 1) store of liquidity, 2) interest rate risk management tool, and 3) source of earnings. In keeping with the first priority, the portfolio provides securities to meet our pledging requirements. Our securities portfolio totaled $48.2 billion at December 31, 2025, compared to $45.1 billion at December 31, 2024. Available-for-sale securities were $39.6 billion at December 31, 2025, compared to $37.7 billion at December 31, 2024. Held-to-maturity securities were $8.6 billion at December 31, 2025, compared to $7.4 billion at December 31, 2024.

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

Figure 16. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(c)
December 31, 2025
Remaining maturity:
One year or less	$2,911	$3	$47	$124	$3,085	4.33%
After one through five years	4,864	1,167	3,275	1,198	10,504	3.49
After five through ten years	41	6,879	11,072	2,222	20,214	3.53
After ten years	70	516	4,801	406	5,793	4.17
Fair value	$7,886	$8,565	$19,195	$3,950	$39,596
Amortized cost(b)	7,842	10,269	19,451	4,284	41,846	3.67%
Weighted-average yield(c)	4.16%	1.91%	4.58%	2.89%	3.67%	—
Weighted-average maturity	1.5 years	7.9 years	10.8 years	6.9 years	8.0 years	—
December 31, 2024
Fair value	$8,904	$9,224	$15,169	$4,410	$37,707
Amortized cost	8,928	11,409	16,038	4,927	41,302	3.48%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $99 million and $(6) million as of December 31, 2025 and December 31, 2024, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
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
Figure 17. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2025
Remaining maturity:
One year or less	$38	$—	$351	$75	$8	$472	2.57%
After one through five years	1,244	213	756	2	16	2,231	3.44
After five through ten years	2,496	2,097	203	—	—	4,796	4.29
After ten years	248	64	811	—	—	1,123	3.49
Amortized cost	$4,026	$2,374	$2,121	$77	$24	$8,622	3.87%
Fair value	3,858	2,373	1,983	75	24	8,313
Weighted-average yield(b)	3.78%	4.91%	2.96%	2.05%	4.07%	3.87%	—
Weighted-average maturity	6.4 years	6.6 years	8.3 years	0.5 years	1.5 years	6.9 years	—
December 31, 2024
Amortized cost	$4,577	$151	$2,333	$308	$26	$7,395	3.43%
Fair value	4,248	134	2,130	300	25	6,837
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at December 31, 2025

DEPOSIT PRODUCT MIX

19%
29%
3%
8%
41%
Money market deposits
Time deposits
Noninterest-bearing deposits
Savings deposits
Demand deposits

DEPOSIT BUSINESS MIX

24%
49%
5%
12%
10%
Retail
Middle Market
Large corporate
Business banking
Public sector

The following presents the breakdown of our deposits by product for the noted periods.

December 31,
Dollars in billions	2025	2024
Money market deposits	$42.7	$41.0
Demand deposits	61.3	57.6
Savings deposits	4.4	4.6
Time deposits	12.7	17.0
Noninterest bearing deposits	27.6	29.6
Total	$148.7	$149.8

Our highly diversified deposit base is our primary source of funding. At December 31, 2025, our deposits totaled $148.7 billion, a decrease of $1.0 billion, compared to December 31, 2024.
Uninsured deposits totaled $66.2 billion and $64.4 billion at December 31, 2025 and December 31, 2024, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 19 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 19. Estimated Uninsured Deposits

December 31,
Dollars in billions	2025	2024
Uninsured deposits(a)	$66.2	$64.4
Total deposits	148.7	149.8
Uninsured % of Deposits	45%	43%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$12.8	$12.4

As of December 31, 2025 and December 31, 2024, approximately $12.0 billion and $12.3 billion, respectively, of uninsured deposits were collateralized by government-backed securities.

Figure 20 presents the maturity distribution of estimated uninsured time deposits.
Figure 20. Maturity Distribution of Uninsured Time Deposit Amounts

December 31,
Dollars in millions	2025	2024
Remaining maturity:
Three months or less	$636	$575
After three through six months	381	582
After six through twelve months	152	220
After twelve months	29	77
Total	$1,198	$1,454

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $11.0 billion at December 31, 2025, compared to $14.2 billion at December 31, 2024. The decrease reflects maturities in long-term debt and a reduced need for wholesale borrowings. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Item 7. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

Capital

Our capital management objective is to maintain capital levels consistent with our risk appetite and of a sufficient amount to operate and support our clients under a wide range of economic conditions. Our current capital levels position us well to execute against our capital priorities including supporting organic growth, investing in our business, and providing an attractive return to our investors through dividends and share repurchases.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 21 (“Shareholders' Equity”).

Dividends
Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for each of the four quarters of 2025. These quarterly dividend payments brought our annual dividend to $.82 per Common Share for 2025.

Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 25,873 holders of record at December 31, 2025. Our book value per Common Share was $16.27 based on 1.1 billion shares outstanding at December 31, 2025, compared to $14.21 based on 1.1 billion shares outstanding at December 31, 2024. At December 31, 2025, our tangible book value per Common Share was $13.77, compared to $11.70 at December 31, 2024.
Figure 21 shows activities that caused the change in our outstanding Common Shares over the past two years.
Figure 21. Changes in Common Shares Outstanding

		2025 Quarters
In thousands	2025	Fourth	Third	Second	First	2024
Shares outstanding at beginning of period	1,106,786	1,112,952	1,112,453	1,111,986	1,106,786	936,564
Share repurchases	(11,109)	(11,109)	—	—	—	—
Shares issued under employee compensation plans (net of cancellations and returns)	6,724	558	499	467	5,200	7,351
Shares issued under Scotiabank investment agreement	—	—	—	—	—	162,871
Shares outstanding at end of period	1,102,401	1,102,401	1,112,952	1,112,453	1,111,986	1,106,786

In March 2025, the Board of Directors authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of Common Shares. Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report. During the fourth quarter of 2025, we began repurchasing shares under the share repurchase program authorized by the Board of Directors in March 2025.

During 2025, Common Shares outstanding decreased by 4.4 million shares, primarily driven by share repurchases in the fourth quarter. For more information on share activity, see Note 21 (“Shareholders' Equity”).
At December 31, 2025, we had 154.3 million treasury shares, compared to 149.9 million treasury shares at December 31, 2024. The increase in treasury shares during the year was primarily attributable to the repurchase of 11.1 million shares beginning in the fourth quarter. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2025. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.1% at December 31, 2025, compared to 9.7% at December 31, 2024. Our tangible common equity to tangible assets ratio was 8.4% at December 31, 2025, compared to 7.0% at December 31, 2024. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2025, are set forth in the “Supervision and Regulation” section in Item 1 of this report.
Figure 22 represents the details of our regulatory capital positions at December 31, 2025, and December 31, 2024, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 21 (“Shareholders' Equity”).

Figure 22. Capital Components and Risk-Weighted Assets

December 31, Dollars in millions		2025	2024
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$20,381	$18,176
Less:	Preferred Stock (a)	2,446	2,446
Add:	CECL phase-in (b)	—	59
	Common Equity Tier 1 capital before adjustments and deductions	17,935	15,789
Less:	Goodwill, net of deferred taxes	2,556	2,574
	Intangible assets, net of deferred taxes	7	24
	Deferred tax assets	136	172
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(1,789)	(2,729)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	68	(438)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(238)	(303)
	Total Common Equity Tier 1 capital	17,195	16,489
TIER 1 CAPITAL
Common Equity Tier 1		17,195	16,489
Additional Tier 1 capital instruments and related surplus		2,446	2,445
Less:	Deductions	—	—
	Total Tier 1 capital	19,641	18,934
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,522	1,767
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,747	1,635
Less:	Deductions	—	—
	Total Tier 2 capital	3,269	3,402
	Total risk-based capital	$22,910	$22,336

RISK-WEIGHTED ASSETS (a)		$145,933	$138,296

AVERAGE QUARTERLY TOTAL ASSETS		$187,035	$188,855

CAPITAL RATIOS
Tier 1 risk-based capital		13.46%	13.69%
Total risk-based capital		15.70	16.15
Leverage (d)		10.50	10.03
Common Equity Tier 1		11.78	11.92

(a)Net of capital surplus.
(b)As of January 1, 2025, the CECL optional transition provision had been fully phased-in. Amounts prior to January 1, 2025, reflect Key's election to adopt the CECL optional transition provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $11 million and $13 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2025, and December 31, 2024, respectively.
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
Variable interest entities
In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Principles of Consolidation and Basis of Presentation” and in Note 12 (“Variable Interest Entities”).

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2025, is presented in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.”

Other off-balance sheet arrangements
Other off-balance sheet arrangements include financial instruments that do not meet the definition of a guarantee in accordance with the applicable accounting guidance, and other relationships, such as liquidity support provided to asset-backed commercial paper conduits, indemnification agreements and intercompany guarantees. Information about such arrangements is provided in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk.”
Guarantees
We are a guarantor in various agreements with third parties. As guarantor, we may be contingently liable to make payments to the guaranteed party based on changes in a specified interest rate, foreign exchange rate or other variable (including the occurrence or nonoccurrence of a specified event). These variables, known as underlyings, may be related to an asset or liability, or another entity’s failure to perform under a contract. Additional information regarding these types of arrangements is presented in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees.”
Risk Management
Overview
Like all financial services companies, we engage in business activities that come with related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, strategic, model, and technology risks, as depicted in the following chart. We manage such risks across the entire enterprise to maintain safety and soundness and maximize profitable growth. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

Our risk appetite is defined as the level of risk we are willing to accept and prudently manage in pursuit of our strategic objectives. It is consistent with our pursuit of risk-adjusted shareholder returns, our corporate risk-taking capacity and willingness to accept risk. Our risk appetite statement is an important component of our enterprise risk governance framework, reinforces our risk culture, and provides focus on our primary risk management tenets of soundness, profitability, and growth.

Our risk appetite framework serves as a guide for establishing corporate and business strategies as well as for developing and evaluating strategic objectives and capital planning activities. It is articulated through qualitative statements and quantitative metrics, approved by the Board of Directors, and translated into limits, targets, and other measures at appropriate levels in the organization.

Maintaining a strong risk culture plays an integral role in achieving our strategic objectives and delivering for our stakeholders. Each employee plays a proactive role by complying with applicable laws and regulations, treating our customers fairly and responsibly, and demonstrating the highest levels of professionalism, conduct, and ethics. Our risk culture is centered on maintaining strong practices for risk awareness, identification, escalation, and mitigation across the enterprise.

We seek to sustain strong enterprise risk management practices consistent with industry standards and regulatory expectations. The table below depicts our risk management hierarchy and associated responsibilities and activities of each group.

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

Board of Directors Risk Committee(a)
•Assists the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, strategic, and technology risks
•Assists the Board in overseeing risks related to capital adequacy, capital planning, and capital actions

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
•Supports Key’s strategic objectives in areas such as cybersecurity, fraud, and data, project management, technology strategy, technology innovation, and emerging technology trends
•In consultation with the Risk Committee, oversees technology-related risks including (but not limited to) cybersecurity, business resiliency, and other technology-related risks as necessary and appropriate

Board of Directors Audit Committee(a)
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

Executive Level (Level II) Risk Governance Committees
•Includes ERM Committee, Asset Liability Committee, Capital Committee, Credit Risk Committee, Compliance Risk Committee, and Operational Risk Committee, as well as the Compensation & Benefits Oversight Committee and the Disclosure Committee. Level II Risk Governance Committees report to the Risk Committee of the Board (except for the Compensation & Benefits Oversight Committee, which reports to the Compensation & Organization Committee of the Board, and the Disclosure Committee, which reports to the Audit Committee of the Board) and are generally responsible for the activities listed herein

•Escalation of risk issues, particularly issues that have the potential to increase aggregated risk beyond Key’s risk appetite, to the appropriate Level I Governance Committee, typically the Risk or Audit Committees of the Board
•Identifying early warning events or trends, top and emerging risks and discussing forward looking assessments
•Approving certain risk metrics
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

Management Level (Level III) Risk Governance Committees	•Includes attendees from each of the Three Lines of Defense: First Line (line of business and support areas), Second Line (risk management), and Third Line (internal audit function)
•Supports the ERM Committee, Asset Liability Committee, Capital Committee, Credit Risk Committee, Compliance Risk Committee, and Operational Risk Committee, as well as the Compensation & Benefits Oversight Committee and the Disclosure Committee, by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments

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

We utilize a Three Lines of Defense model for risk governance which establishes roles and responsibilities for each of the Three Lines, consisting of Business and Support Areas, Risk Management, and Internal Audit relative to the management and oversight of risk. As the first line of defense, Lines of Business and Support Areas have the primary responsibility to accept, own, and proactively identify, monitor, and manage risk. The second line of defense, Risk Management, provides independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information. The third line of defense, Internal Audit, is responsible for independently evaluating the appropriateness of the risk governance framework for the size, complexity, and risk profile of Key.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2025, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit spread risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. MTRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2025, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. MTRM conducts an initial assessment of a position and shares with the Covered Position Working Group, which provides recommendation of the classification of a position, with final determination made by MTRM and legal. Decisions on the classification of Covered Positions are communicated to the Market Risk Committee as needed.

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

The VaR model is an effective tool in estimating ranges of possible gains and losses on our positions. However, there are limitations inherent in the VaR model since it uses historical results over a given time interval to estimate future performance. Historical results may not be indicative of future results, and changes in the market or composition of our portfolios could have a significant impact on the accuracy of the VaR model. We regularly review and enhance the modeling techniques, inputs, and assumptions used. The VaR model undergoes periodic review and validation by Key’s Model Risk team. The Model Risk Committee oversees the Model Validation Program, and results of validations are discussed with the ERM Committee.

MTRM backtests the VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss (the profit/loss resulting from changes in risk factors applied to the previous trading day’s closing positions; held profit and loss excludes fees, commissions, reserves, net interest income, and intraday trading). Backtesting exceptions occur when daily held profit and loss exceeds VaR. There were four backtesting exceptions for KeyCorp during the past 250 trading days ended December 31, 2025, generally caused by large moves in rates. The total number of VaR backtesting breaches for KeyCorp over the preceding 250 trading days is used to determine the multiplier for the VaR based capital requirement under the Market Risk Rule. The multiplier increases from a minimum of 3.0 to a maximum of 4.0, depending on the number of backtesting exceptions. All KeyCorp backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. The backtesting multiplier for KeyCorp was 3.0 for both December 31, 2025, and December 31, 2024. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $0.8 million at December 31, 2025, and $1.4 million at December 31, 2024. Figure 23 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2025, and December 31, 2024.

Figure 23. VaR for Significant Portfolios of Covered Positions

	2025				2024
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.3	$.6	$.9	$.7	$1.3	$.4	$.9	$.8
Derivatives:
Interest rate	$.2	$.1	$.1	$.1	$.6	$.4	$.5	$.5

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.6 million at December 31, 2025, and $5.2 million at December 31, 2024. Figure 24 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2025, and December 31, 2024. Changes in VaR are dependent on portfolio composition, inventory levels, and other market factors.

Figure 24. Stressed VaR for Significant Portfolios of Covered Positions

	2025				2024
	Three months ended December 31,				Three months ended December 31,
Dollars in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$2.3	$.9	$1.6	$2.3	$5.2	$1.3	$3.3	$4.8
Derivatives:
Interest rate	$.3	$.1	$.2	$.2	$.4	$.2	$.3	$.3

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $19 million at December 31, 2025, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by MTRM in accordance with the Market Risk Rule, and approved by the Chief Market & Treasury Risk Officer.

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

Figure 25 presents the results of the simulation analysis at December 31, 2025, and December 31, 2024. At December 31, 2025, our simulated exposure to changes in interest rates remained neutral. The exposure to declining rates has changed from 0.15% as of December 31, 2024 to (0.35)% as of December 31, 2025, while the exposure to rising rates has changed from (0.39)% as of December 31, 2024 to 0.41% as of December 31, 2025. The modest shift toward asset sensitivity was caused principally by the adoption of a new pricing model for indeterminate maturity interest-bearing deposits in the first quarter of 2025. The new deposit beta model incorporates more historical data and features that we believe more accurately reflect the behavior of our clients in rising and declining interest rate cycles. In addition, since the beginning of the second quarter of 2025, Key now measures simulated change in net interest income relative to implied forwards in a baseline scenario. Previously, metrics were calculated against a flat-rate assumption in the baseline scenario.

We are actively managing the balance sheet to maintain desired IRR positioning in the current environment. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.0%, revised mid-2025 from 5.5% to reflect tighter risk management. Current modeled exposure is within Board-approved tolerances.

Figure 25. Simulated Change in Net Interest Income

	December 31, 2025		December 31, 2024
Basis point change assumption	-200	+200	-200	+200
Tolerance level	(5.00)%	(5.00)%	(5.50)%	(5.50)%
Interest rate risk assessment	(0.35)%	0.41%	0.15%	(0.39)%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 25. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed-rate assets increase by $1 billion, or fixed-rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 21 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 97 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of December 31, 2025.

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

Figure 26. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2025
				Weighted-Average			December 31, 2024
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$37,050	$66		1.7	3.3%	3.8%	$18,750	$(442)
Receive fixed/pay variable — conventional debt	8,722	(198)		4.2	2.7	3.8	9,818	(470)
Receive fixed/pay variable — forward loans	2,200	40		2.6	4.1	3.8	19,200	(114)
Receive fixed/pay variable — forward debt	—	—		—	—	—	950	(22)
Pay fixed/receive variable — conventional debt	50	—		2.5	4.0	3.6	50	1
Pay fixed/receive variable — securities	10,194	(100)		2.2	3.8	4.1	9,405	5
Total portfolio swaps	$58,216	$(192)	(a)	2.2	3.3%	3.8%	$58,173	$(1,042)	(a)

Floors — forward purchased	$3,250	$—		.1	—%	—%	$3,250	$2
Floors — forward sold	3,250	—		.1	—	—	3,250	(1)
Total floors	$6,500	$—		—	—%	—%	$6,500	$1

(a)Excludes accrued interest of $173 million and $51 million at December 31, 2025, and December 31, 2024, respectively.

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

Our credit ratings and rating agency outlooks at December 31, 2025, are shown in Figure 27. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 27. Credit Ratings

December 31, 2025	Outlook	Short-Term Borrowings	Long-Term Deposits(a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Stable	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Positive	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	Stable	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Stable	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Positive	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	Stable	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

Our primary source of funding for KeyBank is customer deposits resulting in a consolidated loan-to-deposit ratio of 72.5% as of December 31, 2025. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Additionally, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a stress period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 28 shows our available contingent liquidity at December 31, 2025 and December 31, 2024. As of December 31, 2025, our secured term borrowings were $810 million, a decrease of $519 million compared to December 31, 2024 due to a reduction in FHLB borrowings.
Figure 28. Available Contingent Liquidity

December 31,
Dollars in billions	2025	2024
Available contingent liquidity:
Unpledged securities	$29.4	$25.5
Net balances of federal funds sold and balances in our Federal Reserve account	9.3	17.4
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	39.5	36.7
Unused secured borrowing capacity at the FHLB	18.9	18.9
Total	$97.0	$98.5

Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is around 80% (at December 31, 2025, our loan-to-deposit ratio was 72.5%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.

Liquidity programs

We have several liquidity programs that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

KeyCorp maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more. At December 31, 2025, KeyCorp had $13.3 billion available for issuance under the Medium-Term Note Program.

Under its Bank Note Program, KeyBank may issue up to $20 billion of notes. At December 31, 2025, there was $20.0 billion available for issuance under the KeyBank Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities and dividends for the next 24 months. At December 31, 2025, KeyCorp held $4.9 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with the proceeds from term debt issuances. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2025, KeyBank paid $1.4 billion in cash dividends to KeyCorp, and during the fourth quarter of 2025, KeyBank paid $525 million in cash dividends to KeyCorp. At December 31, 2025, KeyBank had $783 million in regulatory capacity to pay any dividends to KeyCorp without prior regulatory approval.
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

On December 29, 2025 all of the KeyBank outstanding 4.700% Fixed Rate Senior Bank Notes due January 26, 2026 were called at a redemption price equal to 100% of the outstanding principal amount of the Senior Bank Notes plus accrued and unpaid interest to, but excluding, the redemption date.

In addition, on January 28, 2026, also under the Medium-Term Note Program, KeyCorp issued $750 million of 5.305% Fixed-to-Floating Rate Senior Notes due January 28, 2037.
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
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2025, and December 31, 2024.
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

Allowance for loan and lease losses
We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at December 31, 2025, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date. For more information, see Note 4 (“Asset Quality”).
As shown in Figure 29, our ALLL from continuing operations increased by $18 million, or 1.3%, from December 31, 2024. The commercial ALLL increased by $41 million, or 4.0%, from December 31, 2024, driven by changes in the economic outlook and loan growth, partly offset by improving credit quality trends. The consumer ALLL decreased $23 million, or 6.2%, from December 31, 2024, driven by the impact of ongoing loan balance reductions and strong credit performance.
Figure 29. Allocation of the Allowance for Loan and Lease Losses

	2025			2024
December 31, Dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$745	50.6%	54.1%	$639	45.4%	50.7%
Commercial real estate:
Commercial mortgage	252	19.2	12.9	320	22.7	12.8
Construction	55	3.5	2.7	51	3.6	2.8
Total commercial real estate loans	307	22.7	15.6	371	26.3	15.6
Commercial lease financing	26	1.7	2.1	27	1.9	2.6
Total commercial loans	1,078	75.0	71.8	1,037	73.6	68.9
Real estate — residential mortgage	66	4.7	17.6	90	6.4	19.1
Home equity loans	52	4.7	5.3	70	5.0	6.1
Other consumer loans	149	9.9	4.4	136	9.6	5.0
Credit cards	82	5.7	.9	76	5.4	.9
Total consumer loans	349	25.0	28.2	372	26.4	31.1
Total loans (a)	$1,427	100.0%	100.0%	$1,409	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $11 million at December 31, 2025, and $13 million at December 31, 2024.

Net loan charge-offs
Figure 30 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32. Figure 31 shows the ratio of net charge-offs by loan category as a percentage of the respective average loan balance.
Over the past 12 months, net loan charge-offs decreased $10 million, mainly reflecting a decrease in charge-offs of consumer loans.

Figure 30. Net Loan Charge-offs from Continuing Operations(a)

Year ended December 31,
Dollars in millions	2025	2024
Commercial and industrial	$255	$305
Commercial real estate:
Commercial mortgage	87	38
Construction	—	—
Total commercial real estate loans	87	38
Commercial lease financing	6	2
Total commercial loans	348	345
Real estate — residential mortgage	(2)	(2)
Home equity loans	(1)	—
Other consumer loans	48	56
Credit cards	37	41
Total consumer loans	82	95
Total net loan charge-offs	$430	$440
Net loan charge-offs to average loans	.41%	.41%
Net loan charge-offs from discontinued operations — education lending business	$2	$3
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 31. Net Loan Charge-offs to Average Loans from Continuing Operations(a)

Year ended December 31,
	2025	2024
Commercial and industrial	0.46%	0.56%
Commercial real estate:
Commercial mortgage	0.65	0.27
Construction	0.01	—
Total commercial real estate loans	0.54	0.22
Commercial lease financing	0.25	0.05
Total commercial loans	0.47	0.46
Real estate — residential mortgage	(0.01)	(0.01)
Home equity loans	(0.01)	—
Other consumer loans	0.96	1.01
Credit cards	4.08	4.44
Total consumer loans	0.26	0.29
Total net loan charge-offs	0.41%	0.41%

(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, Dollars in millions	2025	2024
Average loans outstanding	$105,660	$107,724
Allowance for loan and lease losses at beginning of period	$1,409	$1,508
Loans charged off:
Commercial and industrial	$312	$363
Commercial real estate:
Commercial mortgage	94	40
Construction	—	—
Total commercial real estate loans (a)	94	40
Commercial lease financing	6	7
Total commercial loans (b)	412	410
Real estate — residential mortgage	2	3
Home equity loans	2	2
Other consumer loans	56	64
Credit cards	45	47
Total consumer loans	105	116
Total loans charged off	517	526
Recoveries:
Commercial and industrial	57	58
Commercial real estate:
Commercial mortgage	7	2
Construction	—	—
Total commercial real estate loans (a)	7	2
Commercial lease financing	—	5
Total commercial loans (b)	64	65
Real estate — residential mortgage	4	5
Home equity loans	3	2
Other consumer loans	8	8
Credit cards	8	6
Total consumer loans	23	21
Total recoveries	87	86
Net loan charge-offs	(430)	(440)
Provision (credit) for loan and lease losses	448	341
Allowance for loan and lease losses at end of year	$1,427	$1,409
Liability for credit losses on lending-related commitments at beginning of the year	290	296
Provision (credit) for losses on lending-related commitments	23	(6)
Liability for credit losses on lending-related commitments at end of the year (c)	$313	$290
Total allowance for credit losses at end of the year	$1,740	$1,699
Net loan charge-offs to average total loans	.41%	.41%
Allowance for loan and lease losses to period-end loans	1.34	1.35
Allowance for credit losses to period-end loans	1.63	1.63
Allowance for loan and lease losses to nonperforming loans	232.0	185.9
Allowance for credit losses to nonperforming loans	282.9	224.1
Discontinued operations — education lending business:
Loans charged off	$3	$4
Recoveries	1	1
Net loan charge-offs	$(2)	$(3)

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

Nonperforming assets

Figure 33 shows the composition of our nonperforming assets. As shown in Figure 33, nonperforming assets decreased $145 million during 2025. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
Dollars in millions	2025	2024
Commercial and industrial	$256	$322
Commercial real estate:
Commercial mortgage	157	243
Construction	—	—
Total commercial real estate loans (a)	157	243
Commercial lease financing	7	—
Total commercial loans (b)	420	565
Real estate — residential mortgage	104	92
Home equity loans	80	89
Other consumer loans	4	5
Credit cards	7	7
Total consumer loans	195	193
Total nonperforming loans	615	758
Nonperforming loans held for sale	3	—
OREO	9	14
Other nonperforming assets	—	—
Total nonperforming assets	$627	$772

Accruing loans past due 90 days or more	$99	$90
Accruing loans past due 30 through 89 days	220	206
Nonperforming assets from discontinued operations — education lending business	2	2
Nonperforming loans to period-end portfolio loans	.58%	.73%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.59	.74

(a)See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 34 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2025, and December 31, 2024.

Figure 34. Summary of Changes in Nonperforming Loans from Continuing Operations

		2025 Quarters
Dollars in millions	2025	Fourth	Third	Second	First	2024
Balance at beginning of period	$758	$658	$696	$686	$758	$574
Loans placed on nonaccrual status	861	248	210	233	170	1,140
Charge-offs	(517)	(124)	(140)	(127)	(126)	(526)
Loans sold	(20)	(7)	(13)	—	—	(72)
Payments	(323)	(124)	(68)	(74)	(57)	(259)
Transfers to OREO	(5)	(1)	(1)	(1)	(2)	(6)
Loans returned to accrual status	(139)	(35)	(26)	(21)	(57)	(93)
Balance at end of period	$615	$615	$658	$696	$686	$758

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

Year ended December 31,
Dollars in millions		2025	2024	2023
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$20,381	$18,176	$14,637
Less:	Intangible assets	2,760	2,779	2,806
	Preferred Stock (a)	2,446	2,446	2,446
	Tangible common equity (non-GAAP)	$15,175	$12,951	$9,385
Total assets (GAAP)		$184,381	$187,168	$188,281
Less:	Intangible assets	2,760	2,779	2,806
	Tangible assets (non-GAAP)	$181,621	$184,389	$185,475
Tangible common equity to tangible assets ratio (non-GAAP)		8.36%	7.02%	5.06%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$19,493	$15,408	$13,881
Less:	Intangible assets (average)	2,769	2,793	2,826
	Preferred Stock (average)	2,500	2,500	2,500
	Average tangible common equity (non-GAAP)	$14,224	$10,115	$8,555
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$1,685	$(306)	$821
Average tangible common equity (non-GAAP)		14,224	10,115	8,555
Return on average tangible common equity from continuing operations (non-GAAP)		11.85%	(3.03)%	9.60%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$1,686	$(304)	$824
Average tangible common equity (non-GAAP)		14,224	10,115	8,555
Return on average tangible common equity consolidated (non-GAAP)		11.85%	(3.01)%	9.63%
Pre-provision net revenue
Net interest income (GAAP)		$4,636	$3,765	$3,913
Plus:	Taxable-equivalent adjustment	35	45	30
	Noninterest income	2,842	809	2,470
Less:	Noninterest expense	4,703	4,545	4,734
	Pre-provision net revenue from continuing operations (non-GAAP)	$2,810	$74	$1,679

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

Year ended December 31,
Dollars in millions	2025	2024	2023
Adjusted noninterest expense
Noninterest expense (GAAP)	$4,703	$4,545	$4,734
Adjustments:
Efficiency related expenses	—	—	(131)
Pension settlement (other expense)	—	—	(18)
FDIC special assessment (other expense)	26	(25)	(190)
Adjusted noninterest expense (non-GAAP)	$4,729	$4,520	$4,395

Adjusted noninterest income
Noninterest income (GAAP)	$2,842	$809	$2,470
Adjustments:
Loss on sale of securities for securities repositioning	—	1,833	—
Scotiabank investment agreement valuation (other income)	—	3	—
Adjusted noninterest income (non-GAAP)	$2,842	$2,645	$2,470

Critical Accounting Policies and Estimates
Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical — not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) should be reviewed for a greater understanding of how we record and report our financial performance.
In our opinion, some accounting policies are more likely than others to have a critical effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may prove to be inaccurate, or we may find it necessary to change them. The following is a description of our current critical accounting policies. We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities.
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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compare the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables as of December 31, 2025, between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 6 percentage point decline in GDP annualized growth and an approximate 4 percentage point increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.7x for commercial and 1.6x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two ratings for commercial loans generates a 1.5x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.1x increase in the consumer modeled allowance results.

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
See Note 1 under the heading “Fair Value Measurements” and Note 5 (“Fair Value Measurements”) for a detailed discussion of determining fair value, including pricing validation processes.
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

Key’s quantitative test estimates the fair value of the reporting units using the income approach (weighted 50%) and two market based approaches: the publicly traded company approach (weighted 25%) and the recent transactions approach (weighted 25%). For the market based approaches, valuations of reporting units considered a combination of earnings and equity multiples based on either public companies with characteristics similar to the reporting unit or actual prices paid from recent transactions. Since the fair values determined under the market approaches are representative of noncontrolling interests, the valuations incorporated a control premium. For the income approach, estimated future cash flows were derived from internal forecasts and economic expectations for each reporting unit.

The inputs and assumptions utilized for the valuation of each reporting unit include projections of future cash flows, discount rates, valuation multiples of comparable public companies, and recent transaction information. Future cash flows are based on multi-year forecasts for each reporting unit and include inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. A terminal growth rate is estimated for each reporting unit based on market expectations of inflation and economic conditions in the financial services industry. Discount rates are developed using the Capital Asset Pricing Model (“CAPM”) which considers a risk free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium, and a company specific risk premium. The discount rates for the Consumer, Commercial, and Institutional reporting units used in the most recent quantitative assessment, which was performed in the first quarter of 2024, were, 13%, 13.5%, and 13.5%, respectively.

The results of the 2024 interim quantitative goodwill impairment tests indicated that the fair values of the Consumer, Commercial and Institutional Bank reporting units were in excess of their respective carrying values both immediately prior to and immediately after the realignment. Therefore, there was no goodwill impairment. This was the most recent quantitative test performed by Key.

We performed an annual qualitative impairment test for all three of our reporting units as of October 1, 2025. This test involved reviewing updated internal forecasts, evaluating market data, assessing reasonableness of critical assumptions used in the last quantitative goodwill impairment test and considering recent transactions and events that could impact the fair value of each reporting unit. Key concluded it was not more likely than not that goodwill was impaired as of October 1, 2025, our annual testing date.
Additionally, we monitored events and circumstances during the period from October 1, 2025 through December 31, 2025, including macroeconomic and market factors, industry and banking sector events, Key specific performance indicators, and updated management forecasts. Based on these considerations, we concluded that it was not more-likely-than-not that the fair value of one or more of the reporting units was below its respective carrying value as of December 31, 2025.

Additional information is provided in Note 11 (“Goodwill and Other Intangible Assets”).

Accounting and reporting developments
The following table presents accounting guidance pending adoption.

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 and ASU 2025-01 Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance could be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2025-06—Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)	January 1, 2028 Early adoption permitted.	The guidance revises the accounting for internal-use software by replacing prescriptive development stage guidance with a principle-based capitalization threshold. Entities are required to begin capitalizing costs when management commits funding and it is probable the software will be completed and used as intended.

		This guidance may be applied on a prospective, retrospective or modified retrospective basis.	We are currently evaluating the impact of this guidance on its financial condition and results of operations.
ASU 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans	January 1, 2027 Early adoption is permitted.	This guidance expands the types of acquired financial assets that must use the gross‑up approach under ASC 326. Certain non‑PCD loans considered “seasoned” are now accounted for using the gross‑up approach at acquisition. All non‑PCD loans acquired in a business combination are considered “seasoned” and other acquired loans are considered “seasoned” if they were purchased at least 90 days after origination and the acquirer did not originate the loans.

		This guidance must be applied prospectively to loans that are acquired on or after the initial application date.	While we are currently evaluating the impact of this guidance on its financial condition and results of operations, we would also assess for early adoption upon any applicable future activity.
ASU 2025-09 Derivatives and Hedging (Topic 815) Hedge Accounting Improvements	January 1, 2027 Early adoption is permitted.	The accounting update expands cash flow hedge accounting by allowing the grouping of forecasted transactions with similar risk exposures. It introduces a model that allows entities to hedge forecasted interest payments on certain variable rate debt using simplified assumptions. The guidance also broadens hedge accounting for nonfinancial forecasted transactions, permitting eligible components of spot and forward purchases or sales to be designated as hedged risks. The amendments update hedge accounting for net written options to better reflect changes in interest rate markets proceeding the discontinuation of LIBOR. Further, this new guidance improves accounting for dual hedge strategies involving foreign currency debt by eliminating recognition mismatches and better reflecting the economics of combined interest rate and foreign exchange risk management.

		The guidance should be applied on a prospective basis.	We will early adopt this guidance within the first half of 2026 and do not expect it to have a material impact on our financial condition or results of operations.

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

During 2025, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, KeyCorp maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of KeyCorp is properly reported to its Chief Executive Officer, Chief Financial Officer, Chief Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of KeyCorp’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2025.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KeyCorp's internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 23, 2026.

Christopher M. Gorman                        Clark H. Khayat
Chairman and Chief Executive Officer                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KeyCorp at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

Allowance for Loan and Lease Losses (ALLL)
Description of the Matter

KeyCorp’s loan and lease portfolio totaled $106.5 billion as of December 31, 2025 and the associated ALLL was $1.4 billion. As discussed in Note 1 and 4 of the financial statements, the ALLL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL using relevant available information, from internal and external sources, relating to past events, current portfolio specific and economic conditions, and reasonable and supportable forecasts. The ALLL is the sum of (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves. Management estimates the quantitative reserves using probability of default / loss given default / exposure at default models (“loss forecasting models”), as well as other estimation methods for smaller loan portfolios. The ALLL also considers qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to reflect management’s best estimate of current expected credit losses.

Auditing management’s ALLL was complex due to the loss forecasting models used to compute the quantitative reserve and involves a high degree of subjectivity and judgment in evaluating management’s determination of the qualitative factor adjustments to the ALLL described above.

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

With the assistance of EY specialists, we tested management’s loss forecasting models, including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key modeling assumptions and independently recalculating model output. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

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

We have served as KeyCorp’s auditor since 1994. Cleveland, Ohio February 23, 2026

Consolidated Balance Sheets

December 31,
Dollars in millions, except per share data	2025	2024
ASSETS
Cash and due from banks	$1,287	$1,743
Short-term investments	10,163	17,504
Trading account assets	1,061	1,283
Securities available for sale	39,596	37,707
Held-to-maturity securities (fair value: $8,313 and $6,837)	8,622	7,395
Other investments	949	1,041
Loans, net of unearned income of $303 and $311	106,541	104,260
Allowance for loan and lease losses	(1,427)	(1,409)
Net loans	105,114	102,851
Loans held for sale (a)	1,077	797
Premises and equipment	628	614
Goodwill	2,752	2,752
Other intangible assets	8	27
Corporate-owned life insurance	4,432	4,394
Accrued income and other assets	8,481	8,797
Discontinued assets	211	263
Total assets	$184,381	$187,168
LIABILITIES
Deposits:
Interest-bearing deposits	$121,100	$120,132
Noninterest-bearing deposits	27,613	29,628
Total deposits	148,713	149,760
Federal funds purchased and securities sold under repurchase agreements	13	14
Bank notes and other short-term borrowings	1,071	2,130
Accrued expense and other liabilities	4,286	4,983
Long-term debt	9,917	12,105
Total liabilities	164,000	168,992
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares at December 31, 2025 and 2024	1,257	1,257
Capital surplus	6,035	6,038
Retained earnings	15,359	14,584
Treasury stock, at cost (154,301,387 and 149,915,630 shares)	(2,810)	(2,733)
Accumulated other comprehensive income (loss)	(1,960)	(3,470)
Total equity	20,381	18,176
Total liabilities and equity	$184,381	$187,168

(a)Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $149 million at December 31, 2025, and $93 million at December 31, 2024.
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
Dollars in millions, except per share amounts	2025	2024	2023
INTEREST INCOME
Loans	$5,749	$6,026	$6,219
Loans held for sale	61	60	61
Securities available for sale	1,599	1,142	793
Held-to-maturity securities	264	284	312
Trading account assets	56	61	55
Short-term investments	624	792	414
Other investments	33	62	73
Total interest income	8,386	8,427	7,927
INTEREST EXPENSE
Deposits	2,919	3,307	2,322
Federal funds purchased and securities sold under repurchase agreements	13	4	79
Bank notes and other short-term borrowings	84	164	308
Long-term debt	734	1,187	1,305
Total interest expense	3,750	4,662	4,014
NET INTEREST INCOME	4,636	3,765	3,913
Provision for credit losses	471	335	489
Net interest income after provision for credit losses	4,165	3,430	3,424
NONINTEREST INCOME
Trust and investment services income	591	557	516
Investment banking and debt placement fees	780	688	542
Cards and payments income	337	331	340
Service charges on deposit accounts	295	261	270
Corporate services income	294	275	302
Commercial mortgage servicing fees	287	258	190
Corporate-owned life insurance income	140	138	132
Consumer mortgage income	58	58	51
Operating lease income and other leasing gains	43	76	92
Other income	23	23	46
Net securities gains (losses)	(6)	(1,856)	(11)
Total noninterest income	2,842	809	2,470
NONINTEREST EXPENSE
Personnel	2,917	2,714	2,660
Net occupancy	270	266	267
Computer processing	425	414	368
Business services and professional fees	193	174	168
Equipment	83	80	88
Operating lease expense	38	63	77
Marketing	95	94	109
Other expense	682	740	997
Total noninterest expense	4,703	4,545	4,734
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,304	(306)	1,160
Income taxes	476	(143)	196
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,828	(163)	964
Income (loss) from discontinued operations	1	2	3
NET INCOME (LOSS)	$1,829	$(161)	$967
Income (loss) from continuing operations attributable to Key common shareholders	$1,685	$(306)	$821
Net income (loss) attributable to Key common shareholders	1,686	(304)	824
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.53	$(.32)	$.88
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income (loss) attributable to Key common shareholders (a)	1.53	(.32)	.89
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.52	$(.32)	$.88
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income (loss) attributable to Key common shareholders (a)	1.52	(.32)	.88
Weighted-average Common Shares outstanding (000)	1,098,558	949,561	927,217
Effect of Common Share options and other stock awards(b)	9,436	—	5,542
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	1,107,994	949,561	932,759

(a)EPS may not foot due to rounding.
(b)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
Dollars in millions	2025	2024	2023
Net income (loss)	$1,829	$(161)	$967
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(326), $(459), and $(222)	1,018	1,456	705
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(137), $(104), and $(114)	427	329	361
Net pension and postretirement benefit costs, net of income taxes of $(20), $8, and $0	65	(26)	—
Total other comprehensive income (loss), net of tax	1,510	1,759	1,066
Comprehensive income (loss) attributable to Key	$3,339	$1,598	$2,033

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
BALANCE AT DECEMBER 31, 2022	1,996	933,325	$2,500	$1,257	$6,286	$15,616	$(5,910)	$(6,295)	$13,454
Net income (loss)						967			967
Other comprehensive income (loss)								1,066	1,066
Deferred compensation					(5)				(5)
Cash dividends declared
Common Shares ($.82 per share)						(768)			(768)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ($1.55 per depositary share)						(37)			(37)
Open market Common Share repurchases		(2,550)			—		(38)		(38)
Employee equity compensation program Common Share repurchases		(1,833)			—		(34)		(34)
Common shares reissued (returned) for stock options and other employee benefit plans		7,622			—		138		138
BALANCE AT DECEMBER 31, 2023	1,996	936,564	$2,500	$1,257	$6,281	$15,672	$(5,844)	$(5,229)	$14,637
Net income (loss)						(161)			(161)
Other comprehensive income (loss)								1,759	1,759
Deferred compensation					(3)				(3)
Cash dividends declared
Common Shares ($.82 per share)						(784)			(784)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ($1.55 per depositary share)						(37)			(37)
Employee equity compensation program Common Share repurchases		(1,991)			—		(28)		(28)
Common Shares reissued (returned) for stock options and other employee benefit plans		9,342			(42)		170		128
Common Shares reissued under Scotiabank investment agreement, net of issuance costs		162,871			(198)		2,969		2,771
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176
Net income (loss)						1,829			1,829
Other comprehensive income (loss)								1,510	1,510
Deferred compensation					1				1
Cash dividends declared
Common Shares ($0.82 per share)						(911)			(911)
Series D Preferred Stock ($50.00 per depositary share)						(26)			(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)			(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)			(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)			(25)
Series H Preferred Stock ( $1.55 per depositary share)						(37)			(37)
Open market Common Share repurchases		(11,109)			—		(200)		(200)
Employee equity compensation program Common Share repurchases		(1,963)			—		(35)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,687			(4)		158		154
BALANCE AT DECEMBER 31, 2025	1,996	1,102,401	$2,500	$1,257	$6,035	$15,359	$(2,810)	$(1,960)	$20,381

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
Dollars in millions	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$1,829	$(161)	$967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	471	335	489
Depreciation, amortization, and accretion, net	21	73	154
Increase in cash surrender value of corporate-owned life insurance	(123)	(118)	(110)
Stock-based compensation expense	132	104	121
Deferred income taxes (benefit)	4	(351)	(108)
Proceeds from sales of loans held for sale	10,042	8,174	8,859
Originations of loans held for sale, net of repayments	(10,280)	(8,490)	(8,434)
Net losses (gains) from sale of loans held for sale	(147)	(120)	(135)
Net losses (gains) on leased equipment	—	(9)	(9)
Net securities and other investments losses (gains)	6	1,856	11
Net losses (gains) on sales of fixed assets	—	(7)	18
Net change in:
Trading account assets	222	(141)	(313)
Accrued income and other assets	221	(270)	554
Accrued expense and other liabilities	(723)	(72)	450
Other operating activities, net	533	(139)	389
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,208	664	2,903
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	7,341	(6,687)	(8,385)
Purchases of securities available for sale	(7,813)	(21,078)	(2,160)
Proceeds from sales of securities available for sale	5	17,932	1,752
Proceeds from prepayments and maturities of securities available for sale	7,338	2,758	3,225
Purchases of held-to-maturity securities	(2,273)	—	(1,194)
Proceeds from prepayments and maturities of held-to-maturity securities	1,054	1,190	1,343
Net decrease (increase) in other investments	92	202	58
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	(2,664)	7,920	6,668
Proceeds from sales of portfolio loans	156	194	151
Proceeds from corporate-owned life insurance	86	107	96
Purchases of premises, equipment, and software	(107)	(65)	(142)
Proceeds from sales of premises and equipment	4	24	5
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,219	2,497	1,417
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,047)	4,173	2,992
Net increase (decrease) in short-term borrowings	(1,060)	(947)	(6,372)
Net proceeds from issuance of long-term debt	1,556	1,646	5,240
Payments on long-term debt	(4,052)	(9,057)	(5,052)
Repurchases of long-term debt	—	—	(92)
Open market common share repurchases	(200)	—	(38)
Employee equity compensation program Common Share repurchases	(35)	(28)	(34)
Net proceeds from reissuance of Common Shares	9	10	1
Net proceeds from Scotiabank investment	—	2,771	—
Cash dividends paid	(1,054)	(927)	(911)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,883)	(2,359)	(4,266)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(456)	802	54
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	1,743	941	887
CASH AND DUE FROM BANKS AT END OF YEAR	$1,287	$1,743	$941

Additional disclosures relative to cash flows:
Interest paid	$3,710	$4,160	$3,109
Income taxes paid (a)	71	68	156
Noncash items:
Reduction of secured borrowing and related collateral	$2	$4	$6
Loans transferred to portfolio from held for sale	106	124	208
Loans transferred to held for sale from portfolio	6	3	19
Loans transferred to other real estate owned	5	6	7

(a) Refer to Note 13 Income Taxes for additional details on income taxes paid by jurisdiction.
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2025, KeyBank operated 940 full-service retail banking branches and 1,120 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two reportable business segments, Consumer Bank and Commercial Bank, is included in Note 23 (“Business Segment Reporting”).

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

Expected credit losses on net investments in leases, including any unguaranteed residual asset, are included in the ALLL. Net gains or losses on sales of lease residuals are included in “other income” or “other expense” on the income statement. Additional information pertaining to the value of lease residuals is provided in Note 9 (“Leases”).

Loans Held for Sale

Loans held for sale generally include certain residential and commercial mortgage loans, other commercial loans, and student loans. Loans are initially classified as held for sale when they are individually identified as being available for immediate sale and a formal plan exists to sell them. Loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value. Fair value is determined based on available market data for similar assets. When a loan is originated as held-for-sale, origination fees and costs are deferred but not amortized. Upon sale of the loans, deferred origination fees and costs are recognized as part of the calculated gain or loss on sale. Our commercial loans (including commercial mortgage and non-mortgage loans) and student loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Subsequent declines in fair value for loans held for sale are recognized as a charge to “other income” on the income statement. Consumer real estate - residential mortgages loans have been elected to be carried at fair value. Subsequent increases and decreases in fair value for loans elected to be measured at fair value are recorded to “consumer mortgage income” on the income statement. Additional information regarding fair value measurements associated with our loans held for sale is provided in Note 5 (“Fair Value Measurements”).

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

Additional information regarding fair value measurements and disclosures is provided in Note 5 (“Fair Value Measurements”).

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

For additional information on our available-for-sale portfolio, refer to Note 6 (“Securities”).

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

For additional information on our held-to-maturity portfolio, refer to Note 6 (“Securities”).

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

Additional information regarding the accounting for derivatives is provided in Note 7 (“Derivatives and Hedging Activities”).

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

Servicing assets are evaluated quarterly for possible impairment. This process involves stratifying the assets based upon one or more predominant risk characteristics and determining the fair value of each class. The characteristics may include financial asset type, size, interest rate, date of origination, term and geographic location. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced by recording a charge to income in the amount of such excess and establishing a valuation reserve allowance. If impairment is determined to be other-than-temporary, a direct write-off of the carrying amount would be recorded. Additional information pertaining to servicing assets is included in Note 8 (“Mortgage Servicing Assets”).

Leases

For leases where Key is the lessee that have initial terms greater than one year, right-of-use assets and corresponding lease liabilities are reported on the balance sheet. Leases with an initial term of less than one year are not recorded on the balance sheet. Our leases where Key is the lessee are primarily classified as operating leases. Operating lease expense is recognized in "net occupancy" and "equipment" on a straight-line basis over the lease term. For additional information, see Note 9 (“Leases”).

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

Additional information regarding contingencies and guarantees is included in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”).

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

We use the proportional amortization method for LIHTC and certain NMTC investments, whereby the associated investment tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are nonrefundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, generally within “Accrued income and other assets” or “Loans, net of unearned income”. Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within noninterest income.

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

Accounting Guidance Adopted in 2025

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740)	Annual periods beginning January 1, 2025 Early adoption is permitted.	This guidance requires certain tax disclosures related to rate reconciliation and income taxes paid. The guidance should be applied on a prospective or retrospective basis.	The guidance did not have a material impact on Key’s disclosures. See Note 13 (“Income Taxes”) for enhanced disclosures.

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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
Dollars in millions, except per share amounts	2025	2024	2023
EARNINGS
Income (loss) from continuing operations	$1,828	$(163)	$964
Less: Dividends on preferred stock	143	143	143
Income (loss) from continuing operations attributable to Key common shareholders	1,685	(306)	821
Income (loss) from discontinued operations, net of taxes	1	2	3
Net income (loss) attributable to Key common shareholders	$1,686	$(304)	$824
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,098,558	949,561	927,217
Effect of common share options and other stock awards(a)	9,436	—	5,542
Weighted-average common shares and potential Common Shares outstanding (000) (b)	1,107,994	949,561	932,759
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.53	$(.32)	$.88
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income (loss) attributable to Key common shareholders (c)	1.53	(.32)	.89
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.52	(.32)	.88
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	1.52	(.32)	.88
(a)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)EPS may not foot due to rounding.

3. Loan Portfolio
Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

December 31,
Dollars in millions	2025	2024
Commercial and industrial (b)(c)	$57,688	$52,909
Commercial real estate:
Commercial mortgage	13,707	13,310
Construction	2,844	2,936
Total commercial real estate loans	16,551	16,246
Commercial lease financing (c)	2,270	2,736
Total commercial loans	76,509	71,891
Real estate — residential mortgage	18,732	19,886
Home equity loans	5,703	6,358
Other consumer loans	4,644	5,167
Credit cards	953	958
Total consumer loans	30,032	32,369
Total loans (d)	$106,541	$104,260

(a)Accrued interest of $459 million and $456 million at December 31, 2025, and December 31, 2024, respectively, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $205 million and $212 million of commercial credit card balances at December 31, 2025, and December 31, 2024, respectively.
(c)Commercial and industrial includes receivables held as collateral for a secured borrowing of $211 million at December 31, 2024. Commercial lease financing includes receivables of $1 million and $3 million held as collateral for a secured borrowing at December 31, 2025, and December 31, 2024, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 17 (“Borrowings”).
(d)Total loans exclude loans of $205 million at December 31, 2025, and $257 million at December 31, 2024, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

We have access to secured borrowings from the Federal Reserve and advances from the FHLB. As of December 31, 2025 and December 31, 2024, loans and leases totaling $71.0 billion and $67.5 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.
4. Asset Quality
ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at December 31, 2025, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Twelve Months Ended December 31, 2025:

Dollars in millions	December 31, 2024	Provision		Charge-offs	Recoveries	December 31, 2025
Commercial and Industrial	$639	$361		$(312)	$57	$745
Commercial real estate:
Real estate — commercial mortgage	320	19		(94)	7	252
Real estate — construction	51	4		—	—	55
Total commercial real estate loans	371	23		(94)	7	307
Commercial lease financing	27	5		(6)	—	26
Total commercial loans	1,037	389		(412)	64	1,078
Real estate — residential mortgage	90	(26)		(2)	4	66
Home equity loans	70	(19)		(2)	3	52
Other consumer loans	136	61		(56)	8	149
Credit cards	76	43		(45)	8	82
Total consumer loans	372	59		(105)	23	349
Total ALLL — continuing operations	1,409	448	(a)	(517)	87	1,427
Discontinued operations	13	—		(3)	1	11
Total ALLL — including discontinued operations	$1,422	$448		$(520)	$88	$1,438

(a)Excludes a provision related to reserves on lending-related commitments of $23 million.

Twelve Months Ended December 31, 2024:

Dollars in millions	December 31, 2023	Provision		Charge-offs	Recoveries	December 31, 2024
Commercial and Industrial	$556	$388		$(363)	$58	$639
Commercial real estate:
Real estate — commercial mortgage	419	(61)		(40)	2	320
Real estate — construction	52	(1)		—	—	51
Total commercial real estate loans	471	(62)		(40)	2	371
Commercial lease financing	33	(4)		(7)	5	27
Total commercial loans	1,060	322		(410)	65	1,037
Real estate — residential mortgage	162	(74)		(3)	5	90
Home equity loans	86	(16)		(2)	2	70
Other consumer loans	122	70		(64)	8	136
Credit cards	78	39		(47)	6	76
Total consumer loans	448	19		(116)	21	372
Total ALLL — continuing operations	1,508	341	(a)	(526)	86	1,409
Discontinued operations	16	—		(4)	1	13
Total ALLL — including discontinued operations	$1,524	$341		$(530)	$87	$1,422

(a)Excludes a credit related to reserves on lending-related commitments of $6 million.

Twelve Months Ended December 31, 2023

Dollars in millions	December 31, 2022	Provision		Charge-offs	Recoveries	December 31, 2023
Commercial and industrial	$601	$99		$(188)	$44	$556
Commercial real estate:
Real estate — commercial mortgage	203	253		(39)	2	419
Real estate — construction	28	23		—	1	52
Total commercial real estate loans	231	276		(39)	3	471
Commercial lease financing	32	(4)		—	5	33
Total commercial loans	864	371		(227)	52	1,060
Real estate — residential mortgage	196	(37)		(1)	4	162
Home equity loans	98	(13)		(2)	3	86
Other consumer loans	113	52		(51)	8	122
Credit cards	66	42		(37)	7	78
Total consumer loans	473	44		(91)	22	448
Total ALLL — continuing operations	1,337	415	(a)	(318)	74	1,508
Discontinued operations	21	(2)		(4)	1	16
Total ALLL — including discontinued operations	$1,358	$413		$(322)	$75	$1,524

(a)Excludes a provision related to reserves on lending-related commitments of $74 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20-year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Economic Outlook

As of December 31, 2025, the economy in 2025 has unfolded better than expected and the outlook is for continued, but slowing, expansion in 2026. As growth weakens and inflationary pressures continue, policy uncertainty adds significant economic strain.

We utilized the Moody’s November 2025 Consensus forecast as the baseline forecast to estimate our expected credit losses as of December 31, 2025. This baseline scenario reflects slowing growth over the next two years, but no recession. U.S. GDP is forecasted to grow at an annual rate of 1.8% for 2026 and 2.0% for 2027. The labor market is weakening and the National Unemployment Rate is expected to increase modestly over 2026. The U.S. Consumer Price Index is forecasted to remain at 3% for 2026. The Federal Funds Rate decreases to 3.0-3.25% by late 2026.

Tariffs and the geopolitical environment remain uncertain, which poses potential downside-risks to the economic outlook over the next two years. These economic uncertainty considerations continue to be addressed through a qualitative reserve adjustment, which leverages downside economic assumptions.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our December 31, 2025 assumptions.

Commercial Loan Portfolio

The commercial ALLL increased by $41 million, or 4.0%, from December 31, 2024, through December 31, 2025. The change in the reserve levels is reflective of the elevated economic uncertainty and loan growth. The reserve build due to these drivers was partly offset by a reserve release due to the net impacts of improving credit quality trends, particularly in commercial real estate.

Consumer Loan Portfolio

The consumer ALLL decreased $23 million, or 6.2%, from December 31, 2024, through December 31, 2025. The decrease is driven by the impact of ongoing loan reductions and continued strong credit performance, particularly for the residential mortgage loan book which represents the largest segment of the consumer portfolio.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$9,473	$5,864	$2,263	$5,313	$2,648	$4,115	$24,267	$174	$54,117
Criticized (Accruing)	139	218	171	463	259	493	1,535	37	3,315
Criticized (Nonaccruing)	1	14	18	54	21	33	115	—	256
Total commercial and industrial	9,613	6,096	2,452	5,830	2,928	4,641	25,917	211	57,688
Current period gross write-offs	13	27	22	27	8	28	187	—	312
Real estate — commercial mortgage
Risk Rating:
Pass	3,246	826	651	1,911	1,519	2,997	1,366	29	12,545
Criticized (Accruing)	8	99	60	326	237	246	20	9	1,005
Criticized (Nonaccruing)	—	16	3	95	31	9	3	—	157
Total real estate — commercial mortgage	3,254	941	714	2,332	1,787	3,252	1,389	38	13,707
Current period gross write-offs	19	14	1	18	29	10	3	—	94
Real estate — construction
Risk Rating:
Pass	468	565	771	262	130	72	296	2	2,566
Criticized (Accruing)	—	—	20	95	36	127	—	—	278
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	468	565	791	357	166	199	296	2	2,844
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	322	228	293	433	249	609	—	—	2,134
Criticized (Accruing)	5	4	26	55	18	21	—	—	129
Criticized (Nonaccruing)	—	—	5	2	—	—	—	—	7
Total commercial lease financing	327	232	324	490	267	630	—	—	2,270
Current period gross write-offs	—	—	3	1	—	2	—	—	6
Total commercial loans	$13,662	$7,834	$4,281	$9,009	$5,148	$8,722	$27,602	$251	$76,509
Total commercial loan current period gross write-offs	$32	$41	$26	$46	$37	$40	$190	$—	$412

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$6,345	$3,097	$7,119	$3,934	$1,617	$3,969	$22,709	$115	$48,905
Criticized (Accruing)	172	219	597	419	208	476	1,550	41	3,682
Criticized (Nonaccruing)	23	13	68	30	2	31	153	2	322
Total commercial and industrial	6,540	3,329	7,784	4,383	1,827	4,476	24,412	158	52,909
Current year gross write-offs	1	12	65	106	4	31	144	—	363
Real estate — commercial mortgage
Risk Rating:
Pass	1,052	748	2,818	2,202	594	3,194	1,001	41	11,650
Criticized (Accruing)	31	85	571	281	93	316	30	9	1,416
Criticized (Nonaccruing)	—	—	123	52	3	66	—	—	244
Total real estate — commercial mortgage	1,083	833	3,512	2,535	690	3,576	1,031	50	13,310
Current year gross write-offs	—	—	1	6	—	32	1	—	40
Real estate — construction
Risk Rating:
Pass	199	846	1,021	340	87	67	42	2	2,604
Criticized (Accruing)	—	17	112	58	68	77	—	—	332
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	199	863	1,133	398	155	144	42	2	2,936
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	301	430	626	368	217	679	—	—	2,621
Criticized (Accruing)	2	34	33	9	16	21	—	—	115
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total commercial lease financing	303	464	659	377	233	700	—	—	2,736
Current year gross write-offs	—	—	—	—	—	7	—	—	7
Total commercial loans	$8,125	$5,489	$13,088	$7,693	$2,905	$8,896	$25,485	$210	$71,891
Total commercial loan current year gross write-offs	$1	$12	$66	$112	$4	$70	$145	$—	$410

(a)Accrued interest of $338 million and $322 million as of December 31, 2025, and December 31, 2024, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for both the twelve months ended December 31, 2025 and December 31, 2024.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$358	$224	$607	$5,342	$6,738	$3,403	$—	$—	$16,672
660 to 749	69	36	86	504	582	420	—	—	1,697
Less than 660	2	11	23	87	73	149	—	—	345
No Score	2	2	2	1	—	9	2	—	18
Total real estate — residential mortgage	431	273	718	5,934	7,393	3,981	2	—	18,732
Current period gross write-offs	—	—	—	—	—	2	—	—	2
Home equity loans
FICO Score:
750 and above	43	26	23	117	676	1,164	1,749	179	3,977
660 to 749	18	13	13	41	149	258	718	58	1,268
Less than 660	2	3	5	15	44	109	253	21	452
No Score	—	—	—	—	—	1	5	—	6
Total home equity loans	63	42	41	173	869	1,532	2,725	258	5,703
Current period gross write-offs	—	—	—	—	—	—	2	—	2
Other consumer loans
FICO Score:
750 and above	175	73	104	986	1,032	595	81	—	3,046
660 to 749	112	48	74	220	218	179	172	—	1,023
Less than 660	17	12	21	54	52	46	54	—	256
No Score	12	8	5	10	13	6	265	—	319
Total consumer direct loans	316	141	204	1,270	1,315	826	572	—	4,644
Current period gross write-offs	4	5	7	9	9	7	15	—	56
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	479	—	479
660 to 749	—	—	—	—	—	—	364	—	364
Less than 660	—	—	—	—	—	—	108	—	108
No Score	—	—	—	—	—	—	2	—	2
Total credit cards	—	—	—	—	—	—	953	—	953
Current period gross write-offs	—	—	—	—	—	—	45	—	45
Total consumer loans	$810	$456	$963	$7,377	$9,577	$6,339	$4,252	$258	$30,032
Total consumer loan current period gross write-offs	$4	$5	$7	$9	$9	$9	$62	$—	$105

As of December 31, 2024	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2024	2023	2022	2021	2020	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$281	$669	$5,720	$7,203	$2,247	$1,510	$—	$—	$17,630
660 to 749	67	116	597	655	199	280	—	—	1,914
Less than 660	4	13	81	63	24	134	—	—	319
No Score	3	2	1	—	1	15	1	—	23
Total real estate — residential mortgage	355	800	6,399	7,921	2,471	1,939	1	—	19,886
Current period gross write-offs	1	—	1	—	—	1	—	—	3
Home equity loans
FICO Score:
750 and above	33	31	139	775	612	731	1,886	251	4,458
660 to 749	17	17	50	181	129	186	772	80	1,432
Less than 660	2	5	15	40	31	82	263	25	463
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	52	53	204	996	772	1,000	2,925	356	6,358
Current period gross write-offs	—	—	—	—	—	1	1	—	2
Other consumer loans
FICO Score:
750 and above	107	143	1,149	1,210	527	245	88	—	3,469
660 to 749	70	109	275	268	128	108	184	—	1,142
Less than 660	9	23	59	59	29	24	56	—	259
No Score	35	12	18	17	7	12	196	—	297
Total consumer direct loans	221	287	1,501	1,554	691	389	524	—	5,167
Current period gross write-offs	—	7	17	12	7	6	15	—	64
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	476	—	476
660 to 749	—	—	—	—	—	—	372	—	372
Less than 660	—	—	—	—	—	—	109	—	109
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	958	—	958
Current period gross write-offs	—	—	—	—	—	—	47	—	47
Total consumer loans	$628	$1,140	$8,104	$10,471	$3,934	$3,328	$4,408	$356	$32,369
Total consumer current period gross write-offs	$1	$7	$18	$12	$7	$8	$63	$—	$116

(a)Accrued interest of $121 million and $134 million as of December 31, 2025, and December 31, 2024, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for both the twelve months ended December 31, 2025 and December 31, 2024.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans”.

The following aging analysis of past due and current loans as of December 31, 2025, and December 31, 2024, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

December 31, 2025	Current(b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (d)
Dollars in millions
LOAN TYPE(a)
Commercial and industrial	$57,336	$38	$17	$41	$256	$352	$57,688
Commercial real estate:
Commercial mortgage	13,450	47	20	33	157	257	13,707
Construction	2,843	—	—	1	—	1	2,844
Total commercial real estate loans	16,293	47	20	34	157	258	16,551
Commercial lease financing	2,260	3	—	—	7	10	2,270
Total commercial loans	$75,889	$88	$37	$75	$420	$620	$76,509
Real estate — residential mortgage	$18,593	$21	$14	$—	$104	$139	$18,732
Home equity loans	5,593	18	7	5	80	110	5,703
Other consumer loans	4,606	15	10	9	4	38	4,644
Credit cards	926	6	4	10	7	27	953
Total consumer loans	$29,718	$60	$35	$24	$195	$314	$30,032
Total loans	$105,607	$148	$72	$99	$615	$934	$106,541

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $459 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $66 million in Commercial mortgage and $6 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
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

At December 31, 2025, the carrying amount of our commercial nonperforming loans outstanding represented 76% of their original contractual amount owed, total nonperforming loans outstanding represented 82% of their original contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $49 million, $54 million, and $37 million for each of the twelve months ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $386 million at December 31, 2025.

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

At December 31, 2025 and December 31, 2024, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $70 million and $72 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during 2025.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

As part of our loss mitigation activities, we may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Such modifications may include an extension of maturity date, interest rate reduction, an other than insignificant payment delay, other modifications, or some combination thereof. Many factors can go into what is considered an other than insignificant payment delay such as the significance of the restricted payment amount relative to the normal loan payment or the relative significance of the delay to the original loan terms. Generally, Key considers any delay in payment of greater than 90 days in the last 12 months to be significant. The ALLL for loans modified for borrowers experiencing financial difficulty is determined based on Key’s ALLL policy as described within Note 1 (“Summary of Significant Accounting Policies”).

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months of the noted periods. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of December 31, 2025, there were 167 loans totaling $26 million in a trial modification period. As of December 31, 2024, there were 120 loans totaling $20 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $110 million and $15 million at December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025	Interest Rate Reduction	Term Extension	Other	Combination(a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$2	$236	$22	$44	$304	0.53%
Commercial real estate:
Commercial mortgage	—	159	5	67	231	1.69
Construction	—	30	—	—	30	1.05
Total commercial real estate loans	—	189	5	67	261	1.58
Total commercial loans	$2	$425	$27	$111	$565	0.74%

Real estate — residential mortgage	$3	$1	$—	$10	$14	0.07%
Home equity loans	4	1	—	4	9	0.16
Other consumer loans	—	2	—	2	4	0.09
Credit cards	—	—	—	3	3	0.31
Total consumer loans	$7	$4	$—	$19	$30	0.10%
Total loans	$9	$429	$27	$130	$595	0.56%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

As of December 31, 2024	Interest Rate Reduction	Term Extension	Other	Combination(a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$118	$25	$20	$163	0.31%
Commercial real estate:
Commercial mortgage	28	236	22	21	307	2.31
Construction	—	29	—	—	29	0.99
Total commercial real estate loans	28	265	22	21	336	2.07
Total commercial loans	$28	$383	$47	$41	$499	0.69%

Real estate — residential mortgage	$1	$1	$—	$12	$14	0.07%
Home equity loans	3	1	2	7	13	0.20
Other consumer loans	—	2	—	3	5	0.10
Credit cards	—	—	—	3	3	0.31
Total consumer loans	$4	$4	$2	$25	$35	0.11%
Total loans	$32	$387	$49	$66	$534	0.51%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

As of December 31, 2023	Interest Rate Reduction	Term Extension	Other	Combination(a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$180	$49	$34	$263	0.47%
Commercial real estate:
Commercial mortgage	—	4	2	—	6	0.04
Construction	—	—	—	—	—	—
Total commercial real estate loans	—	4	2	—	6	0.03
Total commercial loans	$—	$184	$51	$34	$269	0.35%

Real estate — residential mortgage	$—	$—	$1	$9	$10	0.05%
Home equity loans	2	1	1	5	9	0.13
Other consumer loans	—	1	—	2	3	0.05
Credit cards	—	—	—	4	4	0.40
Total consumer loans	$2	$2	$2	$20	$26	0.07%
Total loans	$2	$186	$53	$54	$295	0.26%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods.

Twelve months ended December 31, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(0.87)%	1.24
Commercial mortgage	—%	0.96
Construction	—%	0.50
Real estate — residential mortgage	(1.86)%	5.85
Home equity loans	(2.97)%	7.55
Other consumer loans	(3.65)%	1.20
Credit cards	(8.27)%	1.00

Twelve months ended December 31, 2024	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(4.12)%	1.75
Commercial mortgage	(1.49)%	0.66
Construction	—%	2.87
Real estate — residential mortgage	(1.81)%	6.15
Home equity loans	(4.03)%	6.53
Other consumer loans	(4.06)%	0.77
Credit cards	(16.26)%	1.00

Twelve months ended December 31, 2023	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(5.69)%	0.59
Commercial mortgage	—%	1.37
Real estate — residential mortgage	(1.97)%	7.58
Home equity loans	(4.02)%	6.87
Other consumer loans	(3.62)%	1.01
Credit cards	(14.90)%	1.00

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

Twelve months ended December 31, 2025	Interest Rate Reduction
Dollars in millions		Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$2	$5	$—	$7
Commercial real estate
Commercial mortgage	—	18	—	—	18
Total commercial real estate loans	—	18	—	—	18
Total commercial loans	$—	$20	$5	$—	$25

Real estate — residential mortgage	$—	$—	$—	$1	$1
Home equity loans	—	—	1	—	1
Total consumer loans	$—	$—	$1	$1	$2
Total loans	$—	$20	$6	$1	$27

Twelve months ended December 31, 2024	Interest Rate Reduction
Dollars in millions		Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$22	$—	$1	$23
Commercial real estate
Commercial mortgage	11	—		—	11
Total commercial real estate loans	11	—	—	—	11
Total commercial loans	$11	$22	$—	$1	$34

Real estate — residential mortgage	$—	$—	$—	$1	$1
Home equity loans	—	—	—	2	2
Total consumer loans	$—	$—	$—	$3	$3
Total loans	$11	$22	$—	$4	$37

Twelve months ended December 31, 2023
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$7	$—	$3	$10
Commercial real estate
Commercial mortgage	—	—	1	—	1
Total commercial real estate loans	—	7	1	3	11
Commercial lease financing	—	—	—	—	—
Total commercial loans	$—	$7	$1	$3	$11

Total consumer loans	$—	$—	$—	$—	$—
Total loans	$—	$7	$1	$3	$11

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the amortized cost as of December 31, 2025, of loans modified during the 12 months then ended, by aging.

As of December 31, 2025	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$286	$7	$11	$304
Commercial real estate
Commercial mortgage	184	42	5	231
Construction	30	—	—	30
Total commercial real estate loans	214	42	5	261
Commercial lease financing	—	—	—	—
Total commercial loans	$500	$49	$16	$565

Real estate — residential mortgage	$12	$1	$1	$14
Home equity loans	9	—	—	9
Other consumer loans	4	—	—	4
Credit cards	3	—	—	3
Total consumer loans	$28	$1	$1	$30
Total loans	$528	$50	$17	$595

The following table presents the amortized cost as of December 31, 2024, of loans modified during the 12 months then ended, by aging.

As of December 31, 2024	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$154	$3	$6	$163
Commercial real estate
Commercial mortgage	260	19	28	307
Construction	29	—	—	29
Total commercial real estate loans	289	19	28	336
Total commercial loans	$443	$22	$34	$499

Real estate — residential mortgage	$12	$1	$1	$14
Home equity loans	11	1	1	13
Other consumer loans	5	—	—	5
Credit cards	3	—	—	3
Total consumer loans	$31	$2	$2	$35
Total loans	$474	$24	$36	$534

The following table presents the amortized cost as of December 31, 2023, of loans modified during the 12 months then ended, by aging.

As of December 31, 2023	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$238	$25	$—	$263
Commercial real estate
Commercial mortgage	6	—	—	6
Total commercial real estate loans	$244	$25	$—	$269
Total commercial loans	$244	$25	$—	$269

Real estate — residential mortgage	$9	$1	$—	$10
Home equity loans	8	—	1	9
Other consumer loans	3	—	—	3
Credit cards	3	1	—	4
Total consumer loans	$23	$2	$1	$26
Total loans	$267	$27	$1	$295

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

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Twelve months ended December 31,
Dollars in millions	2025	2024
Balance at beginning of period	$290	$296
Provision (credit) for losses on off balance sheet exposures	23	(6)
Other	—	—
Balance at end of period	$313	$290

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, see below. The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2025, and December 31, 2024.

	December 31, 2025				December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$674	$—	$674	$—	$930	$—	$930
States and political subdivisions	—	60	—	60	—	127	—	127
Other mortgage-backed securities	—	316	—	316	—	183	—	183
Other securities	—	6	—	6	—	25	—	25
Total trading account securities	—	1,056	—	1,056	—	1,265	—	1,265
Commercial loans	—	5	—	5	—	18	—	18
Total trading account assets	—	1,061	—	1,061	—	1,283	—	1,283
Securities available for sale:
U.S. Treasury, agencies and corporations	—	7,886	—	7,886	—	8,904	—	8,904
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	8,565	—	8,565	—	9,224	—	9,224
Agency residential mortgage-backed securities	—	19,195	—	19,195	—	15,169	—	15,169
Agency commercial mortgage-backed securities	—	3,950	—	3,950	—	4,410	—	4,410
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	$—	$39,596	$—	$39,596	$—	$37,707	$—	$37,707
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	$—	$—	$—	$9	$—	$—	$—	$14
Total principal investments	—	—	—	9	—	—	—	14
Equity investments:
Direct	—	—	3	3	—	—	2	2
Direct (measured at NAV) (a)	—	—	—	71	—	—	—	54
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	3
Total equity investments	—	—	3	77	—	—	2	59
Total other investments	—	—	3	86	—	—	2	73
Loans, net of unearned income (residential)	—	—	11	11	—	—	10	10
Loans held for sale (residential)	—	149	—	149	—	93	—	93
Derivative assets:
Interest rate	—	135	(3)	132	—	114	(4)	110
Foreign exchange	39	44	—	83	93	31	—	124
Commodity	—	249	—	249	—	363	—	363
Credit	—	—	—	—	—	—	—	—
Other	—	7	1	8	—	15	—	15
Derivative assets	39	435	(2)	472	93	523	(4)	612
Netting adjustments (b)	—	—	—	(297)	—	—	—	(363)
Total derivative assets	39	435	(2)	175	93	523	(4)	249
Total assets on a recurring basis at fair value	$39	$41,241	$12	$41,078	$93	$39,606	$8	$39,415
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$412	$409	$—	$821	$107	$773	$—	$880
Derivative liabilities:
Interest rate	—	577	—	577	—	965	—	965
Foreign exchange	36	44	—	80	85	32	—	117
Commodity	—	237	—	237	—	343	—	343
Credit	—	8	—	8	—	—	—	—
Other	—	25	—	25	—	14	—	14
Derivative liabilities	36	891	—	927	85	1,354	—	1,439
Netting adjustments (b)	—	—	—	(274)	—	—	—	(411)
Total derivative liabilities	36	891	—	653	85	1,354	—	1,028
Total liabilities on a recurring basis at fair value	$448	$1,300	$—	$1,474	$192	$2,127	$—	$1,908

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

The fair value and related unfunded commitments of our indirect principal investments at December 31, 2025, was $9 million and $1 million, respectively. No additional financial support was provided for the years ended December 31, 2025, and December 31, 2024. At December 31, 2025, no significant liquidation of the underlying investments has been communicated to Key.
NAV

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
Level 3
Other direct and indirect equity investments (NAV)
Certain direct and indirect investments do not have readily determinable fair values and qualify for the practical expedient in the accounting guidance that allows us to estimate fair value based upon net asset value per share. These are typically comprised of investments in venture capital funds engaged mainly in venture- and growth-oriented investing. The unfunded commitments of these investments as of December 31, 2025, totaled $57 million.
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
Level 2 and 3 (primarily level 2)
Derivatives
Certain foreign exchanged derivative instruments are able to be valued using quoted prices in active markets and are therefore classified as Level 1 instruments.

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

Changes in Level 3 Fair Value Measurements

The change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2025, and December 31, 2024 was not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2025, and December 31, 2024.

The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2025, and December 31, 2024:

	December 31, 2025				December 31, 2024
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$56	$56	$—	$—	$152	$152
Accrued income and other assets	—	—	32	32	—	—	14	14
Total assets on a nonrecurring basis at fair value	$—	$—	$88	$88	$—	$—	$166	$166

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

At December 31, 2025, and December 31, 2024, the carrying amount of equity investments recorded under this method was $467 million and $394 million, respectively. We recorded no impairment for the year ended December 31, 2025. We recorded $5 million impairment for the year ended December 31, 2024.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 8 (“Mortgage Servicing Assets”)	Level 3
(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value our material Level 3 recurring and nonrecurring assets at December 31, 2025, and December 31, 2024, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a)
Dollars in millions	December 31, 2025	December 31, 2024			December 31, 2025	December 31, 2024
Recurring
Loans, net of unearned income (residential)	$11	$10	Market comparable pricing	Comparability factor	74.30%-99.00% (84.99%)	68.00 - 95.00% (77.48%)
Derivative instruments:
Interest rate	(3)	(4)	Discounted cash flows	Probability of default	.02 - 100% (4.40%)	.02 - 100% (5.00%)
				Loss given default	0 - 1 (.49)	0 - 1 (.50)
Insignificant level 3 assets, net of liabilities(b)	4	2
Nonrecurring
Collateral dependent loans	56	152	Fair value of underlying collateral	Liquidity discount	0 - 100.00% (40.00%)	0 - 100.00% (33.00%)
Accrued income and other assets:(c)
OREO and other assets	8	14	Appraised value	Appraised value	N/M	N/M
(a)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(b)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain equity investments and certain financial derivative assets and liabilities.
(c)Excludes $24 million pertaining to mortgage servicing assets measured as of December 31, 2025. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the consolidated balance sheet as of December 31, 2025, and December 31, 2024, are shown in the following table.

	December 31, 2025
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$11,450	$11,450	$—	$—	$11,450
Held-to-maturity securities (b)	8,622	—	8,313	—	8,313
Other investments (c)	863	—	—	863	863
Loans, net of unearned income (d)	105,103	—	—	101,946	101,946
Loans held for sale (c)	928	—	—	928	928
FINANCIAL LIABILITIES
Time deposits (e)	$12,680	$—	$12,731	$—	$12,731
Short-term borrowings (a)	263	—	263	—	263
Long-term debt (e)	9,917	9,318	729	—	10,047
Deposits with no stated maturity (a)	136,033	—	136,033	—	136,033

	December 31, 2024
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$19,247	$19,247	$—	$—	$19,247
Held-to-maturity securities (b)	7,395	—	6,837	—	6,837
Other investments (c)	967	—	—	967	967
Loans, net of unearned income (d)	102,841	—	—	99,105	99,105
Loans held for sale (c)	704	—	—	704	704
FINANCIAL LIABILITIES
Time deposits (e)	$16,952	$—	$17,068	$—	$17,068
Short-term borrowings (a)	1,264	—	1,264	—	1,264
Long-term debt (e)	12,105	11,430	$477	—	11,907
Deposits with no stated maturity (a)	132,808	—	132,808	—	132,808
Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure that they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(c)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” in this Note.
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
(e)Fair values of time deposits and non-publicly traded long-term debt are based on discounted cash flows utilizing relevant market inputs.

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2025 and 2024, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $205 million ($155 million at fair value) at December 31, 2025, and $257 million ($192 million at fair value) at December 31, 2024

These loans are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.
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

	2025				2024
December 31, Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$7,842	$61	$17	$7,886	$8,928	$20	$44	$8,904
Agency residential collateralized mortgage obligations	10,269	4	1,708	8,565	11,409	8	2,193	9,224
Agency residential mortgage-backed securities	19,451	201	457	19,195	16,038	3	872	15,169
Agency commercial mortgage-backed securities	4,284	1	335	3,950	4,927	—	517	4,410
Total securities available for sale	$41,846	$267	$2,517	$39,596	$41,302	$31	$3,626	$37,707
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,026	$8	$176	$3,858	$4,577	$3	$332	$4,248
Agency residential mortgage-backed securities	2,374	12	13	2,373	151	—	17	134
Agency commercial mortgage-backed securities	2,121	1	139	1,983	2,333	—	203	2,130
Asset-backed securities(c)	77	—	2	75	308	—	8	300
Other securities	24	—	—	24	26	—	1	25
Total held-to-maturity securities	$8,622	$21	$330	$8,313	$7,395	$3	$561	$6,837

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At December 31, 2025, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $121 million and $26 million, respectively. At December 31, 2024, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $109 million and $21 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $99 million and $(6) million as of December 31, 2025 and December 31, 2024, respectively. The securities being hedged are primarily U.S Treasuries, Agency RMBS, and Agency CMBS.
(c)Amortized costs includes $74 million of securities as of December 31, 2025, and $303 million of securities as of December 31, 2024, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2025, and December 31, 2024:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—	$525	$17	$525	$17
Agency residential collateralized mortgage obligations	—	—	7,677	1,708	7,677	1,708
Agency residential mortgage-backed securities	1,226	7	5,583	450	6,809	457
Agency commercial mortgage-backed securities	7	—	3,777	335	3,784	335
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	240	2	3,023	174	3,263	176
Agency residential mortgage-backed securities	526	2	125	11	651	13
Agency commercial mortgage-backed securities	—	—	1,914	139	1,914	139
Asset-backed securities	—	—	75	2	75	2
Other securities	5	—	6	—	11	—
Total securities in an unrealized loss position	$2,004	$11	$22,705	$2,836	$24,709	$2,847
December 31, 2024
Securities available for sale:
U.S. Treasury, agencies, and corporations	$3,647	$8	$508	$36	$4,155	$44
Agency residential collateralized mortgage obligations	91	—	8,108	2,193	8,199	2,193
Agency residential mortgage-backed securities	11,364	254	3,145	618	14,509	872
Agency commercial mortgage-backed securities	50	1	4,360	516	4,410	517
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	569	18	3,387	314	3,956	332
Agency residential mortgage-backed securities	—	—	134	17	134	17
Agency commercial mortgage-backed securities	—	—	2,060	203	2,060	203
Asset-backed securities	—	—	300	8	300	8
Other securities	7	—	8	1	15	1
Total securities in an unrealized loss position	$15,728	$281	$22,010	$3,906	$37,738	$4,187

Based on our evaluation at December 31, 2025, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

The following table presents gross realized gains and losses associated with our securities available for sale portfolio for the noted periods. Realized losses for the year ended December 31, 2024, relate primarily to the strategic repositioning completed in the third and fourth quarters of 2024.

Year ended December 31, Dollars in millions	2025	2024	2023
Securities available for sale
Realized gains	$—	$—	$4
Realized (losses)	—	(1,863)	(8)

At December 31, 2025, securities available-for-sale and held-to-maturity securities totaling $18.7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
The following table shows our securities by remaining maturity at December 31, 2025. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Dollars in millions
Due in one year or less	$3,070	$3,085	$472	$467
Due after one through five years	10,796	10,504	2,231	2,176
Due after five through ten years	21,855	20,214	4,796	4,671
Due after ten years	6,125	5,793	1,123	999
Total	$41,846	$39,596	$8,622	$8,313

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
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2025, was not significant.
Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. Purchasing credit protection through default swaps and risk participation agreements enables us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, including situations where there is a forecasted sale of loans. We purchase credit default swaps to reduce the credit risk associated with the debt securities held in our trading portfolio.

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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2025, and December 31, 2024. The change in the notional amounts of these derivatives by type from December 31, 2024, to December 31, 2025, indicates the volume of our derivative transaction activity during 2025. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2025			December 31, 2024
		Fair Value (a)			Fair Value (a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$64,228	$(13)	$4	$64,701	$(4)	$3
Derivatives not designated as hedging instruments:
Interest rate	74,994	145	573	72,215	114	962
Foreign exchange	5,767	83	80	6,516	124	117
Commodity	5,553	249	237	8,778	363	343
Credit	107	—	8	60	—	—
Other (b)	4,217	8	25	3,145	15	14
Total derivatives not designated as hedging instruments:	90,638	485	923	90,714	616	1,436
Total	154,866	472	927	155,415	612	1,439
Netting adjustments (c)	—	(297)	(274)	—	(363)	(411)
Net derivatives in the balance sheet	154,866	175	653	155,415	249	1,028
Other collateral (d)	—	(22)	(1)	—	—	(1)
Net derivative amounts	$154,866	$153	$652	$155,415	$249	$1,027

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of December 31, 2025, excess collateral that has not been offset against net derivative instrument positions totaled $165 million of cash collateral and $218 million of securities collateral posted as well as $3 million of cash collateral and $78 million of securities collateral held. As of December 31, 2024, excess collateral that has not been offset against net derivative instrument positions totaled $168 million of cash collateral and $215 million of securities collateral posted as well as $13 million of cash collateral and $32 million of securities collateral held.
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
Fair value hedges. During the year ended December 31, 2025, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2025 and December 31, 2024, related to cumulative basis adjustments for fair value hedges.

	December 31, 2025
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$8,504	$(199)	$(3)
Interest rate contracts	Securities available for sale(b)	12,843	(100)	14

	December 31, 2024
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$10,249	$(490)	$(4)
Interest rate contracts	Securities available for sale(b)	12,097	5	17

(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At December 31, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $7 billion and $5 billion, respectively, of which $5 billion and $4 billion were designated in a portfolio layer hedging relationship. At December 31, 2025 and December 31, 2024, the cumulative basis adjustments associated with these amounts totaled $(35) million and $41 million, which is comprised of $(50) million and $24 million in active hedging relationships and $14 million and no adjustments for discontinued hedging relationships.

Cash flow hedges. During the year ended December 31, 2025, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2025, we expect to reclassify an estimated $25 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $1 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates hedge de-designations and the addition of other hedges subsequent to December 31, 2025. As of December 31, 2025, the maximum length of time over which we hedge forecasted transactions is 3.76 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Year ended December 31, 2025 Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Twelve Months Ended December 31, 2025
Total amounts presented in the consolidated statement of income	$(734)	$5,749	$1,599	$780

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(296)	—	105	—
Recognized on derivatives designated as hedging instruments	126	—	(86)	—
Net income (expense) recognized on fair value hedges	$(170)	$—	$19	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(358)	$—	$—
Net income (expense) recognized on cash flow hedges	$(2)	$(358)	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Year ended December 31, 2024 Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Twelve Months Ended December 31, 2024
Total amounts presented in the consolidated statement of income	$(1,187)	$6,026	$1,142	$688

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	56	—	(111)	—
Recognized on derivatives designated as hedging instruments	(332)	—	239	—
Net income (expense) recognized on fair value hedges	$(276)	$—	$128	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(733)	$—	$—
Net income (expense) recognized on cash flow hedges	$(2)	$(733)	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Year ended December 31, 2023 Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Twelve Months Ended December 31, 2023
Total amounts presented in the consolidated statement of income	$(1,305)	$6,219	$793	$542

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(119)	—	181	—
Recognized on derivatives designated as hedging instruments	(135)	—	(132)	—
Net income (expense) recognized on fair value hedges	$(254)	$—	$49	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(956)	$—	$5
Net income (expense) recognized on cash flow hedges	$(2)	$(956)	$—	$5

The following table summarizes the pre-tax effect of cash flow hedges for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

Year ended December 31, Dollars in millions	2025	2024	2023
Net Gains (Losses) Recognized in OCI
Interest contracts	$309	$(448)	$(289)
Net Gains (Losses) Reclassified From AOCI Into Income
Interest income — Loans	$(358)	$(733)	$(956)
Interest expense — Long-term debt	(2)	(2)	(2)
Investment banking and debt placement fees	—	—	5
Total	$(360)	$(735)	$(953)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, and where they are recorded on the income statement.

	2025				2024				2023
Year ended December 31, Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$51	$—	$6	$57	$35	$—	$—	$35	$41	$—	$—	$41
Foreign exchange	49	—	—	49	50	—	—	50	50	—	—	50
Commodity	7	—	—	7	12	—	—	12	22	—	—	22
Credit	—	—	(47)	(47)	1	—	(58)	(57)	2	—	(52)	(50)
Other	—	—	(7)	(7)	—	2	5	7	—	(1)	(6)	(7)
Total net gains (losses)	$107	$—	$(48)	$59	$98	$2	$(53)	$47	$115	$(1)	$(58)	$56

Counterparty Credit Risk

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $103 million was netted against derivative assets on the balance sheet at December 31, 2025, compared to $75 million of cash collateral netted against derivative assets at December 31, 2024. The cash collateral netted against derivative liabilities totaled $80 million at December 31, 2025, and $124 million at December 31, 2024.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, Dollars in millions	2025	2024
Interest rate	$82	$58
Foreign exchange	39	81
Commodity	149	170
Credit	—	—
Other	8	15
Derivative assets before collateral	278	324
Plus (Less): Related collateral	(103)	(75)
Total derivative assets	$175	$249

Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $1 million as of December 31, 2025 and a nominal net liability position as of December 31, 2024. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2025, and December 31, 2024. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2025			2024
December 31, Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$9	3.62	1.76%	$2	7.64	2.03%
Total credit derivatives sold	$9	—	—	$2	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2025, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	December 31, 2025	December 31, 2024
Net derivative liabilities with credit-risk contingent features	$(49)	$(83)
Collateral posted	49	80

As of December 31, 2025, and December 31, 2024, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At December 31, 2025 and December 31, 2024, only KeyBank held derivative contacts with credit risk contingent features.
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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, Dollars in millions	2025	2024
Balance at beginning of period	$609	$638
Servicing retained from loan sales	83	67
Purchases	11	28
Amortization	(125)	(124)
Balance at end of period	$578	$609
Fair value at end of period	$736	$819

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

dollars in millions		December 31, 2025			December 31, 2024
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Expected defaults	1.00%	2.00%	1.01%	1.00%	2.00%	1.01%
	Residual cash flows discount rate	6.96%	10.84%	10.58%	7.00%	10.61%	10.31%
	Escrow earn rate	3.94%	4.09%	4.08%	4.62%	4.70%	4.69%
	Prepayment rate	8.00%	45.00%	10.05%	8.00%	45.00%	10.29%

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

The sensitivity of the fair value of commercial mortgage servicing assets to adverse fluctuations in key assumptions as of December 31, 2025, is presented below:

Dollars in millions	2025
Key assumptions:
Escrow earn rate assumptions	4.08%
Effect on fair value from 10% adverse change	$(29)
Effect on fair value from 20% adverse change	(57)
Discount rate assumptions	10.58%
Effect on fair value from 10% adverse change	$(19)
Effect on fair value from 20% adverse change	(36)
Default rate assumptions	1.01%
Effect on fair value from 10% adverse change	$(2)
Effect on fair value from 20% adverse change	(3)
Prepayment rate assumptions	10.05%
Effect on fair value from 10% adverse change	$(6)
Effect on fair value from 20% adverse change	(13)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change.

Assumptions and information for originated mortgage servicing right additions for the year ended December 31, 2025 are shown in the following table:

Dollars in millions	2025
Unpaid principal balance of loans sold during the period	$8,511
Pretax gains related to the sale of mortgage loans	131
Weighted average servicing fee rate	0.16%
Weighted average assumptions:
Escrow earn rate assumption	4.88%
Discount rate assumption	9.82%
Default rate assumption	1.04%
Prepayment rate assumption	12.71%

The amortization of commercial mortgage servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $400 million for the year ended December 31, 2025, $382 million for the year ended December 31, 2024, and $314 million for the year ended December 31, 2023. This fee income was partially offset by $125 million of amortization for the year ended December 31, 2025, $124 million for the year ended December 31, 2024, and $123 million for the year ended December 31, 2023. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

Dollars in millions	2025	2024
Balance at beginning of period	$111	$108
Servicing retained from loan sales	14	13
Amortization	(12)	(11)
Temporary recoveries (impairments)	—	1
Balance at end of period	$113	$111
Fair value at end of period	$137	$138

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at December 31, 2025, and December 31, 2024, along with the valuation techniques, are shown in the following table:

		December 31, 2025			December 31, 2024
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Prepayment speed	6.01%	33.07%	8.33%	5.42%	46.30%	7.69%
	Discount rate	6.50%	8.75%	6.62%	6.50%	8.75%	6.61%
	Servicing cost	$70.00	$4,332	$76.47	$70.00	$4,332	$75.99

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

The sensitivity of the fair value of residential mortgage servicing assets to adverse fluctuations in key assumptions as of December 31, 2025, is presented below:

Dollars in millions	2025
Key Assumptions:
Prepayment speed	8.33%
Effect on Fair Value of a 10% adverse change	$(4)
Effect on Fair Value of a 20% adverse change	(8)
Discount rate	6.62%
Effect on Fair Value of a 10% adverse change	$(4)
Effect on Fair Value of a 20% adverse change	(7)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change.

The amortization of residential servicing assets for December 31, 2025, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $41 million for the year ended December 31, 2025, $40 million for the year ended December 31, 2024, and $38 million for the year ended December 31, 2023. This fee income was offset by $12 million of amortization for the year ended December 31, 2025, $11 million for the year ended December 31, 2024, and $9 million for the year ended December 31, 2023. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.
9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business.

Lessee

Our leases are classified as either operating or financing and have remaining terms ranging from 1 to 20 years with the exception of certain ground leases that have terms over 30 years although certain leases have extension or termination options. Lease payments are discounted using Key’s incremental borrowing rate, consistent with what Key would pay to borrow on a collateralized basis over a term similar to each lease. Certain lease payments are variable and are based on a contractually defined index or transaction volume.

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense and cash flows related to leases are summarized as follows:

Dollars in millions	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$118	$118	$122
Variable lease cost	20	21	19
Finance lease cost	—	1	1
Total lease cost	$138	$140	$142

Cash paid for amounts included in the measurement of lease liabilities	$129	$134	$136
Right-of-use assets obtained in exchange for lease obligations	91	70	65

Additional balance sheet information related to leases is summarized as follows:

Dollars in millions	Balance sheet classification	December 31, 2025	December 31, 2024
Right-of-use assets	Accrued income and other assets	$444	$453
Operating lease liabilities	Accrued expense and other liabilities	484	506

Information pertaining to the lease term and weighted-average discount rate, and maturities of operating lease liabilities are summarized as follows:

Dollars in millions	December 31, 2025
2026	$127
2027	117
2028	95
2029	72
2030	49
Thereafter	78
Total lease payments	$538
Less imputed interest	54
Total operating lease liabilities	$484

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	5.37	5.42
Weighted-average discount rate	3.72%	3.40%

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the Consolidated Statements of Income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the Consolidated Statements of Income. The components of equipment leasing income are summarized in the table below:

Dollars in millions	December 31, 2025	December 31, 2024	December 31, 2023
Sales-type and direct financing leases
Interest income on lease receivable	$54	$69	$78
Interest income related to accretion of unguaranteed residual asset	7	9	13
Interest income on deferred fees and costs	21	20	4
Total sales-type and direct financing lease income	82	98	95
Operating leases
Operating lease income related to lease payments	43	68	84
Other operating leasing gains and (losses)	—	8	8
Total operating lease income and other leasing gains	43	76	92
Total lease income	$125	$174	$187

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

Dollars in millions	December 31, 2025	December 31, 2024
Lease receivables	$1,916	$2,345
Unearned income	(276)	(270)
Unguaranteed residual value	454	421
Deferred fees and costs	5	1
Net investment in sales-type and direct financing leases	$2,099	$2,497

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees at December 31, 2025, and December 31, 2024, was $269 million and $238 million, respectively.

At December 31, 2025, minimum future lease payments to be received for leases are as follows:

Dollars in millions	Sales-type and direct financing lease payments	Operating lease payments
2026	$583	$27
2027	410	19
2028	256	10
2029	182	5
2030	141	4
Thereafter	344	14
Total lease payments	$1,916	$79

The carrying amount of operating lease assets at December 31, 2025 and December 31, 2024, was $153 million and $224 million, respectively.
10. Premises and Equipment

Premises and Equipment

Our premises and equipment consisted of the following:

		December 31,
Dollars in millions	Useful life (in years)	2025	2024
Land	Indefinite	$111	$111
Buildings and improvements	15-40	655	644
Leasehold improvements	1-15	575	556
Furniture and equipment	2-15	757	787
Capitalized building leases	1-14 (a)	18	18
Construction in process	N/A	42	24
Total premises and equipment		2,158	2,140
Less: Accumulated depreciation and amortization		(1,530)	(1,526)
Premises and equipment, net		$628	$614

(a)Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $87 million, $91 million, and $89 million, respectively. This includes amortization of assets under capital leases.

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

Key had capitalized software assets, including internally-developed and purchased software and costs associated with certain cloud computing arrangements of $692 million and $597 million and related accumulated amortization of $399 million and $308 million as of December 31, 2025, and December 31, 2024, respectively. This includes in-process software that has not started amortizing. Amortization expense related to internal-use software for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was $93 million, $84 million, and $78 million, respectively.

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

During the first quarter of 2024, Key realigned its real estate capital business from its Commercial Bank reporting unit to its Institutional Bank reporting unit. The move was done to align product-based teams to the client-facing businesses they serve with the goal of reducing overhead and complexity and creating a better client experience. This reorganization was identified as a triggering event for purposes of goodwill impairment testing. As a result, interim goodwill impairment tests were performed during the first quarter of 2024 reflecting the reporting units both immediately before and immediately after the realignment, neither of which resulted in impairment. The results of the interim impairment test reflecting the realignment indicated the fair value of each of the three reporting units, Consumer Bank, Commercial Bank, and Institutional Bank, exceeded their respective carrying values by more than 10%. We utilized a combination of market and income approaches to calculate the estimated fair values of our reporting units. We determined in that interim quantitative test that the estimated fair value of the Consumer Bank reporting unit was 18% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 25% greater than its carrying amount, and the estimated fair value of the Institutional Bank reporting unit was 34% greater than its carrying amount. The carrying amounts of the reporting units represent the average equity based on blended capital for goodwill impairment testing and management reporting purposes. Based on the results of the 2024 interim quantitative test, there was no goodwill impairment. This was the most recent quantitative goodwill test performed by Key.

For our latest annual impairment test, we conducted a qualitative test as of October 1, 2025. This test involved reviewing updated internal forecasts, evaluating market data, assessing reasonableness of critical assumptions used in the last quantitative goodwill impairment test as of February 29, 2024 and considering recent transactions and events that could impact the goodwill at each reporting unit. Key concluded it was not more likely than not that goodwill was impaired as of October 1, 2025, our annual testing date.

Additionally, we monitored events and circumstances during the period from October 1, 2025 through December 31, 2025, including an evaluation of macroeconomic and market factors, industry and banking sector events, Key specific performance indicators and updated management forecasts. Based on these considerations, we concluded that it was not more-likely-than-not that goodwill was impaired as of December 31, 2025.

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

Dollars in millions	Consumer Bank	Commercial Bank	Total(a)
BALANCE AT DECEMBER 31, 2023	$1,819	$933	$2,752
BALANCE AT DECEMBER 31, 2024	1,819	933	2,752
BALANCE AT DECEMBER 31, 2025	$1,819	$933	$2,752

(a) There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2025, December 31, 2024, and December 31, 2023.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2025		2024
December 31, Dollars in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$356	$352	$356	$342
PCCR intangibles	16	16	16	16
Other intangible assets	154	150	154	141
Total	$526	$518	$526	$499

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
Dollars in millions	2026	2027	2028	2029	2030
Intangible asset amortization expense	$7	$1	$—	$—	$—
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

In the normal course of business, we engage in a variety of activities that involve VIEs. We evaluate our interests in VIEs to determine whether Key is the primary beneficiary and should consolidate the entity.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $2.4 billion and $2.5 billion of investments in LIHTC operating partnerships at December 31, 2025, and December 31, 2024, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2025, and December 31, 2024, we had liabilities of $1.1 billion and $1.4 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2025, and December 31, 2024. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2025
LIHTC investments	$11,212	$5,026	$2,913
December 31, 2024
LIHTC investments	$9,901	$4,468	$2,996

We had $18 million and $29 million in NMTC investments at December 31, 2025 and December 31, 2024, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the twelve months ended December 31, 2025, we recognized $268 million of amortization, $258 million of tax credits and $65 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the twelve months ended December 31, 2024, we recognized $234 million of amortization, $223 million of tax credits and $56 million of other tax benefits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $9 million and $14 million at December 31, 2025, and December 31, 2024, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. Additional information on indirect principal investments is provided in Note 5 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at December 31, 2025.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2025
Indirect investments	$1,858	$3	$10
December 31, 2024
Indirect investments	$2,352	$3	$15

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 5 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no liabilities at December 31, 2025, and December 31, 2024, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs, and include investments in Small Business Investment Companies, Historic Tax Credit Investments, certain equity method investments, and other miscellaneous investments. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at December 31, 2025, and December 31, 2024.These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Our maximum exposure to loss is equal to the value of the assets recorded. Of the total balance as of December 31, 2025, $74 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 4 (“Asset Quality”).

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
December 31, 2025
Other unconsolidated VIEs	$508	$—
December 31, 2024
Other unconsolidated VIEs	$733	$1
13. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, Dollars in millions	2025	2024	2023
Currently payable:
Federal	$391	$211	$257
State	82	(3)	48
Total currently payable	$473	$208	$305
Deferred:
Federal	$(10)	$(307)	$(84)
State	13	(44)	(25)
Total deferred	3	(351)	(109)
Total income tax (benefit) expense (a)	$476	$(143)	$196

(a)There was income tax (benefit) expense on securities transactions of $(1) million in 2025, $(445) million in 2024, and $(3) million in 2023. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $43 million in 2025, $32 million in 2024, and $34 million in 2023.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” on our Consolidated Balance Sheets, are as follows:

December 31, Dollars in millions	2025	2024
Allowance for loan and lease losses	$422	$411
Employee benefits	212	209
Net unrealized securities losses	566	1,045
Federal tax credits	226	303
Non-tax accruals	79	109
Operating lease liabilities	121	127
State net operating losses and credits	5	20
Partnership investments	91	79
Other	137	149
Gross deferred tax assets	1,859	2,452
Less: Valuation Allowance	5	15
Total deferred tax assets	$1,854	$2,437

Leasing transactions	$306	$378
State taxes	25	76
Operating lease right-of-use assets	112	114
Goodwill	195	178
Other	67	68
Total deferred tax liabilities	705	814
Net deferred tax assets (liabilities) (a)	$1,149	$1,623

(a)From continuing operations.

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

At December 31, 2025, we had net capital loss carryforwards of $4 million for which we have recorded $4 million of valuation allowances. The capital loss carryforwards, if not utilized, will expire beginning in 2027. Realization of this tax benefit is dependent upon Key's ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforward. Currently, generation of sufficient gain income is uncertain.

At December 31, 2025, we had no federal net operating loss carryforwards and federal credit carryforwards of $226 million. The federal credit carryforward consists of general business credits generated of $226 million, which expire in 2045, under the Internal Revenue Code. We currently expect to fully utilize these credits.

We had state net operating loss carryforwards of $80 million, resulting in a net state deferred tax asset of $3 million, for which we have recorded $1 million of valuation allowances, and state credit carryforwards of $2 million. If not utilized, the state net operating losses and state tax credits begin to expire in 2027 and 2029, respectively. We currently do not expect to utilize the state net operating losses for which we have recorded a valuation allowance. We currently expect to fully utilize these state credits.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, Dollars in millions	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% statutory federal tax rate	$484	21.0%	$(64)	21.0%	$244	21.0%
State and local income taxes, net of federal income tax effect(a)	75	3.3	(33)	10.8	13	1.1
Tax credits
Low-income housing/New markets	(252)	(10.9)	(211)	69.1	(196)	(16.9)
Change in valuation allowances	(2)	(.1)	3	(1.0)	—	—
Nontaxable or nondeductible items
Tax-exempt interest income	(27)	(1.2)	(27)	8.8	(35)	(3.0)
Corporate-owned life insurance income	(29)	(1.3)	(29)	9.5	(28)	(2.4)
Share-based compensation expense	(2)	(.1)	5	(1.6)	1.1
Federal deposit insurance	20.9		25	(8.2)	22	1.9
Amortization of tax-advantaged investments	212	9.2	185	(60.5)	171	14.7
Other permanent differences	(3)	(.1)	7	(2.4)	(1)	(.1)
Changes in reserves of tax positions	—	—	(4)	1.3	5.4
Total income tax expense (benefit)	$476	20.7%	$(143)	46.6%	$196	16.9%

(a)In 2025, New York, New York City, California, and Illinois comprised the majority of the state and local income taxes, net of federal income tax effect. In 2024, New York, New York City, California, Illinois, and Oregon comprised the majority of this category. In 2023, New York, New York City, California, and Illinois comprised the majority of this category.

The following table shows income taxes paid, net of refunds. Amounts presented for individual jurisdictions represented 5% or more of total income taxes paid, net of refunds, for each respective year.

Year ended December 31, Dollars in millions	2025	2024	2023
U.S. Federal	$51	$30	$119
U.S. state and local
California	5	—	11
Illinois	—	4	—
New Jersey	—	6	—
New York City	7	—	9
New York State	—	—	(16)
Other	8	28	33
Total	$71	$68	$156

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, Dollars in millions	2025	2024	2023
Balance at beginning of year	$39	$45	$40
Increase for other tax positions of prior years	—	—	5
Decrease for payments and settlements	—	(3)	—
Decrease related to tax positions taken in prior years	(36)	(3)	—
Balance at end of year	$3	$39	$45

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $3 million at December 31, 2025, $39 million at December 31, 2024 and $45 million at December 31, 2023.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $16 million, less than $1 million, and $4 million in 2025, 2024, and 2023, respectively. We did not recover any state tax penalties in 2025, 2024, or 2023. At December 31, 2025, we had $1 million accrued interest payable, compared to $1 million at December 31, 2024 and $0.6 million at December 31, 2023.
We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2020 and forward. Currently, we are under IRS audit for tax year 2020. We are not subject to income tax examinations by other tax authorities for years prior to 2016.
There were no unrecognized tax benefits presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, at December 31, 2025, and December 31, 2024, respectively.
One Big Beautiful Bill Act (“OBBBA”)

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

14. Discontinued Operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2025, and December 31, 2024, approximately $205 million and $257 million, respectively, of education loans are included in discontinued assets on our Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.
15. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $132 million for 2025, $104 million for 2024, and $121 million for 2023. The total income tax benefit recognized in the income statement for these plans was $32 million for 2025, $25 million for 2024, and $29 million for 2023.
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
At December 31, 2025, we had 13,856,968 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
Long-Term Incentive Compensation Program
Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives and other employees critical to our long-term financial success. Awards are granted annually in a variety of forms:

•deferred cash payments that generally vest and are payable at the rate of 25% per year;
•time-lapsed (service condition) restricted stock units payable in stock or cash, which generally vest at the rate of 25% per year;
•performance units payable in cash, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels and the service condition is met; and
•stock options that generally become exercisable at the rate of 25% per year.
During 2025, no performance units vested that were payable in stock and 36,078 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2025 was zeroand $1 million, respectively. During 2024, 30,323 performance units vested that were payable in stock and 1,556,149 performance units vested that were payable in cash. The total fair value of the performance units that vested in stock and cash during 2024 totaled $1 million and $22 million, respectively.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2025.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	14,995,501	$17.66	1,440,087	$15.42	5,420,941	$19.70
Granted	7,306,761	17.72	68,991	15.42	1,575,553	20.82
Vested	(5,552,419)	18.82	—	—	(36,078)	19.02
Forfeited(a)	(461,624)	17.53	—	—	(3,682,521)	18.52
Outstanding at December 31, 2025	16,288,219	$17.27	1,509,078	$15.42	3,277,895	$20.99

(a)Includes awards that did not vest
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
The weighted-average grant-date fair value of awards granted under the Program was $18.25 during 2025, $13.06 during 2024, and $17.81 during 2023. As of December 31, 2025, unrecognized compensation cost related to nonvested shares under the Program totaled $113 million. We expect to recognize this cost over a weighted-average period of 2.2 years. The total fair value of shares vested was $105 million in 2025, $130 million in 2024, and $133 million in 2023.
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2025, 2024, and 2023 are shown in the following table.

Year ended December 31,	2025	2024	2023
Average option life	7.0 years	7.0 years	6.7 years
Future dividend yield	4.55%	5.75%	4.28%
Historical share price volatility	.410	.422	.347
Weighted-average risk-free interest rate	4.5%	4.2%	3.9%

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	4,378,773	$18.73	4.6	$5
Granted	427,986	19.49
Exercised	(655,461)	12.99
Lapsed or canceled	(281,661)	19.75
Outstanding at December 31, 2025	3,869,637	$19.71	5.1	$7

Expected to vest	1,157,330	19.14	7.9	3
Exercisable at December 31, 2025	2,672,495	$19.98	3.8	$4
(a)The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $4.93 for options granted during 2025, $3.43 for options granted during 2024, and $4.23 for options granted during 2023. Stock option exercises numbered 655,461 in 2025, 819,268 in 2024, and 134,484 in 2023. The aggregate intrinsic value of exercised options was $4 million for 2025, $3 million for 2024, and $1 million for 2023. As of December 31, 2025, unrecognized compensation cost related to nonvested options under the plans totaled $1 million. We expect to recognize this cost over a weighted-average period of 2.3 years.
Cash received from options exercised was $8 million, $10 million, and $1 million in 2025, 2024, and 2023, respectively. The actual tax benefit realized for the tax deductions from options exercised was less than $1 million in 2025 and less than $1 million in 2024.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2025.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2024	2,296,263	$16.28
Granted	575,556	16.61
Vested	(854,963)	18.29
Forfeited	(40,228)	14.05
Outstanding at December 31, 2025	1,976,628	$15.50

The weighted-average grant-date fair value of awards granted was $16.61 during 2025, $15.69 during 2024, and $12.93 during 2023. As of December 31, 2025, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $9 million. We expect to recognize this cost over a weighted-average period of 2.5 years. The total fair value of shares vested was $16 million in 2025, $18 million in 2024, and $20 million in 2023.

Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 430,033 Common Shares at a weighted-average cost to employees of $15.61 during 2025, 459,778 Common Shares at a weighted-average cost to employees of $13.96 during 2024, and 720,280 Common Shares at a weighted-average cost to employees of $10.62 during 2023.

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
During 2025 and 2024, Key did not recognize a settlement loss. In 2023, we recognized a settlement loss for lump sum payments made under certain pension plans. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss reflected in the following table.
Net pension cost is recorded within “other expense.” The components of net pension cost and the amount recognized in OCI for all funded and unfunded pension plans and postretirement benefit plan are as follows:

Year ended December 31, Dollars in millions	Pension Plans			Postretirement Benefit Plan
	2025	2024	2023	2025	2024	2023
Interest cost on PBO	$43	$41	$45	$2	$2	$2
Expected return on plan assets	(44)	(39)	(42)	(2)	(2)	(2)
Amortization of losses (gains)	8	9	9	(1)	(1)	(1)
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Settlement loss	—	—	18	—	—	—
Net pension cost	$7	$11	$30	$(2)	$(2)	$(2)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$6	$26	$26	$1	$1	$1
Amortization of (gains)	(8)	6	(27)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Total recognized in comprehensive income	$(2)	$32	$(1)	$2	$2	$2

Total recognized in net pension cost and comprehensive income	$5	$43	$29	$—	$—	$—

The information related to our pension plans and postretirement benefit plan presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2025, and December 31, 2024.

The following table summarizes changes in the PBO and changes in the FVA related to our pension plans and post retirement benefit plan. Actuarial losses in 2025 associated with the postretirement benefit plan are a result of asset performance. Actuarial gains in 2024 associated with the pension plans were primarily driven by an increase in discount rates.

Year ended December 31, Dollars in millions	Pension Plans		Postretirement Benefit Plan
	2025	2024	2025	2024
PBO at beginning of year	$846	$923	$41	$40
Interest cost	43	41	2	2
Actuarial losses (gains)	14	(34)	7	6
Plan participants’ contributions	—	—	2	1
Benefit payments	(81)	(84)	(8)	(8)
PBO at end of year	$822	$846	$44	$41

FVA at beginning of year	$805	$827	$41	$40
Actual return on plan assets	53	$49	9	$8
Employer contributions	13	$13	—	$—
Plan participants’ contributions	—	$—	2	$1
Benefit payments	(81)	$(84)	(8)	$(8)
FVA at end of year	$790	$805	$44	$41

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2025, and December 31, 2024, as well as the amount of pre-tax AOCI not yet recognized as net pension cost for the pension plans and postretirement benefit plan. The postretirement benefit plan’s PBO equaled its FVA at both December 31, 2025, and December 31, 2024. Therefore, no asset or liability was recognized on our Consolidated Balance Sheets with respect to that plan.

December 31, Dollars in millions	Pension Plans		Postretirement Benefit Plan
	2025	2024	2025	2024
Funded status (a)	$(32)	$(40)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$85	$80
Current liabilities	(13)	(13)
Noncurrent liabilities	(104)	(107)
Net prepaid pension cost recognized (b)	$(32)	$(40)

Net unrecognized losses (gains)	$329	$415	$(8)	$(8)
Net unrecognized prior service credit	—	—	(8)	(9)
Total unrecognized AOCI	$329	$415	$(16)	$(17)

(a)The shortage of the FVA under the PBO.
(b)Represents the accrued benefit liability of the pension plans.
At December 31, 2025, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2026. We also do not expect to make any significant discretionary contributions during 2026. There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2026, if any, will be minimal.
At December 31, 2025, we expect to pay the benefits from all funded and unfunded pension plans and postretirement benefit plan as follows:

Dollars in millions	Pension Plans	Postretirement Benefit Plan
2026	$78	$4
2027	77	4
2028	76	4
2029	74	4
2030	72	4
2030-2034	324	16
The ABO for all of our pension plans was $822 million at December 31, 2025, and $845 million at December 31, 2024. As indicated in the table below, collectively our pension plans had an ABO in excess of plan assets as follows:

December 31,	2025		2024
Dollars in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$705	$117	$725	$121
ABO	705	117	725	121
Fair value of plan assets	790	—	805	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2025	2024
Pension Plans:
Discount rate	5.05%	5.33%
Weighted-average interest crediting rate	4.84%	4.74%
Postretirement Benefit Plan:
Discount rate	4.50%	4.50%
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2025	2024	2023
Pension Plans:
Discount rate	5.33%	4.68%	4.85%
Expected return on plan assets	5.25%	4.50%	4.50%
Postretirement Benefit Plan:
Discount rate	4.50%	4.50%	4.50%
Expected return on plan assets	4.50%	4.50%	4.50%
We estimate that we will recognize $9 million in net pension cost for 2026 related to our pension plans. We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2026 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2026 by approximately $1 million.
We expect to recognize a $2 million credit in net postretirement benefit cost for 2026 related to our postretirement benefit plan. The realized net investment income for the postretirement healthcare plan VEBA trust is subject to federal income taxes, which are reflected in the weighted-average expected return on plan assets shown above. Assumed healthcare cost trend rates do not have a material impact on net postretirement benefit cost or obligations since the postretirement plan has cost-sharing provisions and benefit limitations
Pension Plan Assets
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
•Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets for estimating the year-end pension benefit obligation of our qualified cash balance pension plan was 5.25% for 2025, 5.25% for 2024 and 4.5% for 2023. We deemed a rate of 5.25% to be appropriate in estimating 2025 pension cost.
The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2025.

Asset Class	2025
Global equity	16%
Fixed income	84
Total	100%

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

The following tables show the fair values of our pension plan assets by asset class at December 31, 2025, and December 31, 2024.

December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Fixed income — U.S.	$—	$321	$—	$321
Collective investment funds (measured at NAV) (a)	—	—	—	446
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	23
Total net assets at fair value	$—	$321	$—	$790

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

Target Allocation
Asset Class	2025
U.S. equity securities	64%
International equity securities	16
Fixed income securities	20
Total	100%

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
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2025, and December 31, 2024.

December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$30	$—	$—	$30
Equity — International	5	—	—	5
Fixed income — U.S.	8	—	—	8
Other assets (measured at NAV)(a)	—	—	—	1
Total net assets at fair value	$43	$—	$—	$44

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
Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 7% being eligible for matching contributions in 2024 and 2025. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. We did not accrue profit sharing contributions for 2025, 2024 or 2023. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $132 million in 2025, $145 million in 2024, and $99 million in 2023.
17. Borrowings
The following table presents a summary of our short-term borrowings:

December 31,
Dollars in millions	2025	2024
Federal funds purchased	$—	$—
Securities sold under repurchase agreements	13	14
Other short-term borrowings	1,071	2,130

As described below KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.

Short-term credit facilities

We maintain cash on deposit in our Federal Reserve account, which can reduce our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $9.3 billion at December 31, 2025, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2025, our unused secured borrowing capacity was $39.5 billion at the Federal Reserve Bank of Cleveland and $18.9 billion at the FHLB.

Long-term borrowings

The following table presents the contractual rates and maturity dates of our long-term debt as of December 31, 2025 and the carrying values as of December 31, 2025 and December 31, 2024. We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 7 (“Derivatives and Hedging Activities”).

December 31,	Stated Rate	Maturity	Carrying Value
Dollars in millions	2025	2025	2025	2024
Parent Company
Senior notes	2.25% - 6.40%	2027 - 2035	$4,659	$4,251
Junior subordinated debentures	4.99% - 7.75%	2028 - 2037	447	444
Other variable rate notes			—	599
Total parent company			$5,106	$5,294

Subsidiaries
Senior notes	3.97% - 5.85%	2027 - 2039	$2,229	$4,540
Subordinated notes	3.40% - 6.95%	2026 - 2032	1,932	1,869
Federal Home Loan Bank advances	1.39% - 7.36%	2026 - 2042	560	79
Other long-term debt(a)			90	112
Revolving loans			—	211
Total subsidiaries			$4,811	$6,811
Total long-term debt			$9,917	$12,105

(a)Includes debt associated with secured borrowings, investment fund financing, and capital lease obligations.
Junior Subordinated Debentures
We own the outstanding common stock of business trusts formed by us that issued corporation-obligated mandatorily redeemable trust preferred securities. The trusts used the proceeds from the issuance of their trust preferred securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable trust preferred securities. KeyCorp does not consolidate these trusts, The outstanding common stock of these business trusts is recorded in “Other Investments” on our Consolidated Balance Sheets. We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•required distributions on the trust preferred securities;
•the redemption price when a capital security is redeemed; and
•the amounts due if a trust is liquidated or terminated
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital. The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing structure. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture.

At December 31, 2025, scheduled principal payments on long-term debt were as follows:

Dollars in millions	Parent	Subsidiaries	Total
2026	$—	$1,111	$1,111
2027	771	1,275	2,046
2028	903	307	1,210
2029	881	345	1,226
2030	—	15	15
All subsequent years	2,551	1,758	4,309
18. Time Deposits
The table below shows the total amount of time deposits at December 31, 2025, by future contractual maturity range:

Dollars in millions	Time Deposits
2026	$12,229
2027	410
2028	18
2029	8
2030	5
All subsequent years	10
Total time deposits	$12,680

19. Commitments, Contingent Liabilities, and Guarantees
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
Loan commitments involve credit risk not reflected on our Consolidated Balance Sheets. We mitigate exposure to credit risk with internal controls that guide how we review and approve applications for credit, establish credit limits and, when necessary, demand collateral. In particular, we evaluate the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjust the allowance for credit losses on lending-related commitments. Additional information pertaining to this allowance is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Liability for Credit Losses on Lending-Related Commitments,” and in Note 4 (“Asset Quality”).
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our Consolidated Balance Sheets. Additional information on principal investing commitments is provided in Note 5 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2025, and December 31, 2024, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our Consolidated Balance Sheets in “other liabilities.” Additional information on LIHTC commitments is provided in Note 12 (“Variable Interest Entities”).
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

December 31, Dollars in millions	2025	2024
Loan commitments:
Commercial and other	$59,731	$57,010
Commercial real estate and construction	3,561	2,855
Home equity	7,793	8,360
Credit cards	6,027	6,784
Total loan commitments	77,112	75,009
Commercial letters of credit	49	63
Purchase card commitments	993	1,048
Principal investing commitments	1	1
Tax credit investment commitments	1,132	1,362
Total loan and other commitments	$79,287	$77,483

Legal Proceedings

Litigation. From time to time, in the ordinary course of business, we and our subsidiaries are subject to various litigation, investigations, and administrative proceedings. Private, civil litigation may range from individual actions involving a single plaintiff to putative or actual class action lawsuits with potentially thousands of class members, as well as arbitrations and mass arbitrations. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These matters may involve claims for substantial monetary or non-monetary relief. At times, these matters may present novel claims or legal theories. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any matter to which we are a party, or involving any of our properties, that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We continually monitor and reassess the potential materiality of these litigation matters. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established accruals. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued a liability for said loss, consistent with applicable accounting guidance. Based on information currently available to us and advice of counsel, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition.

Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2025. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2025	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$6,453	$69
Recourse agreement with FNMA	8,187	57
Residential mortgage reserve	3,418	8
Written options (a)	3,524	27
Total	$21,582	$161

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2025, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2025, our standby letters of credit had a remaining weighted-average life of 2.0 years, with remaining actual lives ranging from less than 1 year to 8.9 years.

Recourse agreement with FNMA. At December 31, 2025, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $25.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 33% of the principal balance of loans outstanding at December 31, 2025. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $57 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).
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
At December 31, 2025, the unpaid principal balance outstanding of loans sold by us was $11.4 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2025.
Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on our Consolidated Balance Sheets, was $8 million at December 31, 2025.

Written options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2025, our written put options had an average life of 1.7 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
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
20. Accumulated Other Comprehensive Income

The following table summarizes our changes in AOCI:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at December 31, 2022	$(4,895)	$(1,124)	$(276)	$(6,295)
Other comprehensive income before reclassification, net of income taxes	702	(364)	(18)	320
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	3	725	18	746
Net current-period other comprehensive income, net of income taxes	705	361	—	1,066
Balance at December 31, 2023	$(4,190)	$(763)	$(276)	$(5,229)
Other comprehensive income before reclassification, net of income taxes	38	(230)	(30)	(222)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1,418	559	4	1,981
Net current-period other comprehensive income, net of income taxes	1,456	329	(26)	1,759
Balance at December 31, 2024	$(2,734)	$(434)	$(302)	$(3,470)
Other comprehensive income before reclassification, net of income taxes	1,018	154	61	1,233
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	273	4	277
Net current-period other comprehensive income, net of income taxes	1,018	427	65	1,510
Balance at December 31, 2025	$(1,716)	$(7)	$(237)	$(1,960)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI, are as follows:

	Twelve Months Ended December 31,			Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2025	2024	2023
Unrealized gains (losses) on available for sale securities
Realized losses	$—	$(1,863)	$(4)	Net securities gains (losses)
	—	(1,863)	(4)	Income (loss) from continuing operations before income taxes
	—	(445)	(1)	Income taxes
	$—	$(1,418)	$(3)	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(358)	$(733)	$(956)	Interest income — Loans
Interest rate	(2)	(2)	(2)	Interest expense — Long-term debt
Interest rate	—	—	5	Investment banking and debt placement fees
	(360)	(735)	(953)	Income (loss) from continuing operations before income taxes
	(87)	(176)	(228)	Income taxes
	$(273)	$(559)	$(725)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(7)	$(8)	$(8)	Other expense
Settlement loss	—	—	(18)	Other expense
Amortization of prior service credit	1	1	1	Other expense
	(6)	(7)	(25)	Income (loss) from continuing operations before income taxes
	(2)	(3)	(7)	Income taxes
	$(4)	$(4)	$(18)	Income (loss) from continuing operations

21. Shareholders' Equity
Comprehensive Capital Plan

On March 13, 2025, Key announced that its Board of Directors has authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of KeyCorp Common Shares, in the open market or in privately negotiated transactions.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis. During 2025, Key completed $200 million in share repurchases, all within the fourth quarter, including $17 million from Scotiabank pursuant to the agreement noted above. We also repurchased $35 million of shares related to equity compensation programs in 2025.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per common share for each of the four quarters in 2025. These quarterly dividend payments brought our annual dividend to $.82 per common share for 2025.

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

On December 27, 2024, following the receipt of all necessary bank regulatory approvals, Scotiabank completed the final purchase of 115,042,316 of the KeyCorp’s Common Shares, contemplated under the Investment Agreement with an investment of approximately $2.0 billion. Following the Second Closing, Scotiabank owns approximately 14.9% of our Common Shares. In connection with the completion of the Second Closing of the Scotiabank investment, we incurred $16 million in issuance costs, which are classified in shareholders’ equity and recorded against the gross proceeds received.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2025:

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2025 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$50.00
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	1.531252
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	1.412500
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	1.406252
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	1.550000
22. Regulatory Matters

Capital Adequacy

KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2025, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.

KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2025, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.

BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2025, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change. Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.

At December 31, 2025, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		Regulatory Minimum	Regulatory Minimum with Stress Capital Buffer	Well Capitalized
Dollars in millions	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2025
Total risk-based capital
Key	$22,910	15.70%	8.00%	11.20%	N/A
KeyBank (consolidated)	21,198	14.71	8.00	11.20	10.00%
Common equity Tier 1 risk-based capital
Key	$17,195	11.78%	4.50%	7.70%	N/A
KeyBank (consolidated)	18,376	12.75	4.50	7.70	6.50%
Tier 1 risk-based capital
Key	$19,641	13.46%	6.00%	9.20%	N/A
KeyBank (consolidated)	18,376	12.75	6.00	9.20	8.00%
Leverage
Key	$19,641	10.50%	4.00%	4.00%	N/A
KeyBank (consolidated)	18,376	9.96	4.00	4.00	5.00%
December 31, 2024
Total risk-based capital
Key	$22,336	16.15%	8.00%	11.10%	N/A
KeyBank (consolidated)	20,518	15.12	8.00	11.10	10.00%
Common equity Tier 1 risk-based capital
Key	$16,489	11.92%	4.50%	7.60%	N/A
KeyBank (consolidated)	17,560	12.94	4.50	7.60	6.50
Tier 1 risk-based capital
Key	$18,934	13.69%	6.00%	9.10%	N/A
KeyBank (consolidated)	17,560	12.94	6.00	9.10	8.00%
Leverage
Key	$18,934	10.03%	4.00%	4.00%	N/A
KeyBank (consolidated)	17,560	9.42	4.00	4.00	5.00%

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

During 2025, KeyBank paid $1.4 billion in dividends to KeyCorp. At December 31, 2025, KeyBank had $783 million in regulatory capacity to pay any dividends to KeyCorp without prior regulatory approval. At December 31, 2025, KeyCorp held $4.9 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.
23. Business Segment Reporting

The following is a description of the segments and their primary businesses at December 31, 2025.

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

The table on the following page shows selected financial data for our reportable business segments for the years ended December 31, 2025, 2024, and 2023. The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies. The information from our internal financial reporting system is utilized by Key’s Chief Operating Decision Maker (“CODM”) in assessing performance of the business segments. Key’s CODM is composed of its Chief Executive Officer and Chief Financial Officer.

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

Year ended December 31,	Consumer Bank			Commercial Bank
Dollars in millions	2025	2024	2023	2025	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,709	$2,246	$2,221	$2,294	$1,805	$1,866
Noninterest income	957	924	937	1,745	1,629	1,429
Total revenue (TE) (a)	3,666	3,170	3,158	4,039	3,434	3,295
Provision for credit losses	169	126	111	299	227	379
Personnel expense	904	850	833	779	729	697
Other direct noninterest expense	561	600	690	288	347	436
Support and overhead	1,337	1,264	1,256	838	758	673
Allocated income taxes (benefit) and TE adjustments	168	79	64	388	282	227
Income (loss) from continuing operations	527	251	204	1,447	1,091	883
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	$527	$251	$204	$1,447	$1,091	$883
AVERAGE BALANCES (b)
Loans and leases	$35,744	$38,744	$41,777	$69,407	$68,498	$75,782
Total assets (a)	38,760	41,613	44,593	78,833	77,782	85,542
Deposits	87,932	85,851	82,793	58,070	58,025	55,045
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$71	$75	$72	$4	$—	$3

Year ended December 31,	Other			Key
Dollars in millions	2025	2024	2023	2025	2024	2023
SUMMARY OF OPERATIONS
Net interest income (TE)	$(332)	$(241)	$(144)	$4,671	$3,810	$3,943
Noninterest income	140	(1,744)	104	2,842	809	2,470
Total revenue (TE) (a)	(192)	(1,985)	(40)	7,513	4,619	6,413
Provision for credit losses	3	(18)	(1)	471	335	489
Personnel expense	1,234	1,135	1,130	2,917	2,714	2,660
Other direct noninterest expense	937	884	948	1,786	1,831	2,074
Support and overhead	(2,175)	(2,022)	(1,929)	—	—	—
Allocated income taxes (benefit) and TE adjustments	(45)	(459)	(65)	511	(98)	226
Income (loss) from continuing operations	(146)	(1,505)	(123)	1,828	(163)	964
Income (loss) from discontinued operations, net of taxes	1	2	3	1	2	3
Net income (loss)	$(145)	$(1,503)	$(120)	$1,829	$(161)	$967
AVERAGE BALANCES (b)
Loans and leases	$509	$482	$445	$105,660	$107,724	$118,004
Total assets (a)	69,171	67,420	61,492	186,764	186,815	191,627
Deposits	3,274	2,279	6,221	149,276	146,155	144,059
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$69	$115	$118	$144	$190	$193
(a)Substantially all revenue generated by our reportable business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our reportable business segments, are located in the United States.
(b)From continuing operations.

24. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, Dollars in millions	2025	2024
ASSETS
Cash and due from banks	$4,868	$5,149
Short-term investments	28	26
Other investments	119	96
Loans to:
Banks	300	300
Nonbank subsidiaries	—	—
Total loans	300	300
Investment in subsidiaries:
Banks	19,075	16,770
Nonbank subsidiaries	914	888
Total investment in subsidiaries	19,989	17,658
Accrued income and other assets	756	777
Total assets	$26,060	$24,006
LIABILITIES
Accrued expense and other liabilities	$573	$536
Long-term debt due to:
Subsidiaries	447	444
Unaffiliated companies (a)	4,659	4,850
Total long-term debt	5,106	5,294
Total liabilities	5,679	5,830
SHAREHOLDERS’ EQUITY (b)	20,381	18,176
Total liabilities and shareholders’ equity	$26,060	$24,006

(a)See Note 17 (“Borrowings”) for information regarding contractual rates and maturity dates of debt that is held by the parent company.
(b)See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
Dollars in millions	2025	2024	2023
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,375	$750	$675
Nonbank subsidiaries	—	—	—
Interest income from subsidiaries	16	20	15
Other income	16	14	24
Total income	1,407	784	714
EXPENSE
Interest on long-term debt with subsidiary trusts	30	33	33
Interest on other borrowed funds	317	341	273
Personnel and other expense	84	77	111
Total expense	431	451	417
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	976	333	297
Income tax (expense) benefit	80	94	95
Income (loss) before equity in net income (loss) less dividends from subsidiaries	1,056	427	392
Equity in net income (loss) less dividends from subsidiaries	773	(588)	575
NET INCOME (LOSS)	$1,829	$(161)	$967

Total other comprehensive income (loss), net of tax (a)	1,510	1,759	1,066
Comprehensive income (loss)	$3,339	$1,598	$2,033

(a) See Key’s Consolidated Statements of Comprehensive Income.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
Dollars in millions	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$1,829	$(161)	$967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss less dividends from subsidiaries	(773)	588	(575)
Other operating activities, net	329	(752)	172
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,385	(325)	564
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(26)	(19)	(14)
Advances to subsidiaries	—	(250)	—
Sale or repayments of advances to subsidiaries	—	200	16
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26)	(69)	2
FINANCING ACTIVITIES
Net proceeds (payments) from issuance of long-term debt	(350)	1,000	—
Repurchase of Treasury Shares	(236)	(28)	(73)
Net proceeds from Scotiabank investment	—	2,771	—
Cash dividends paid	(1,054)	(927)	(912)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,640)	2,816	(985)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(281)	2,422	(419)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	5,149	2,727	3,146
CASH AND DUE FROM BANKS AT END OF YEAR	$4,868	$5,149	$2,727

KeyCorp paid interest on borrowed funds totaling $244 million in 2025, $215 million in 2024, and $171 million in 2023.

25. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure. Additional details of our revenue recognition policies and components of our noninterest income line items is provided within Note 1 (“Summary of Significant Accounting Policies”) under the heading “Revenue Recognition.”

Year ended December 31,	2025
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$483	$75	$558
Investment banking and debt placement fees	—	551	551
Services charges on deposit accounts	144	151	295
Cards and payments income	175	162	337
Other noninterest income	8	—	8
Total revenue from contracts with customers	$810	$939	$1,749

Other noninterest income (a)			$953
Noninterest income from other segments (b)			140
Total noninterest income			$2,842

Year ended December 31,	2024
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$449	$69	$518
Investment banking and debt placement fees	—	521	521
Services charges on deposit accounts	135	126	261
Cards and payments income	178	153	331
Other noninterest income	12	—	12
Total revenue from contracts with customers	$774	$869	$1,643

Other noninterest income (a)			$910
Noninterest income from other segments (b)			(1,744)
Total noninterest income			$809

Year ended December 31,	2023
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$410	$68	$478
Investment banking and debt placement fees	—	344	344
Services charges on deposit accounts	158	111	269
Cards and payments income	187	145	332
Other noninterest income	12	—	12
Total revenue from contracts with customers	$767	$668	$1,435

Other noninterest income (a)			$931
Noninterest income from other segments (b)			104
Total noninterest income			$2,470

(a)Noninterest income considered earned outside the scope of contracts with customers.
(b)Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Corporate treasury includes realized gains and loss from transaction associated with Key’s investment securities portfolio. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 23 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2025, and December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.

Reports Regarding Internal Controls

Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 98, 99, and 100, respectively.

ITEM 9B. OTHER INFORMATION

Insider trading arrangements

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended December 31, 2025, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 14, 2026 (the “2026 Proxy Statement”), and these sections are incorporated herein by reference:

•“Proposal One: Election of Directors”
•“Corporate Governance Documents — Code of Business Conduct and Ethics”
•“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”
•“Ownership of KeyCorp Equity Securities — Insider Trading Policies and Procedures”
•“Additional Information — Other Proposals and Director Nominations for the 2027 Annual Meeting of Shareholders”

KeyCorp expects to file the 2026 Proxy Statement with the SEC on or about March 27, 2026.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2026 Proxy Statement and these sections are incorporated herein by reference:

•“Compensation Discussion and Analysis”
•“Compensation of Executive Officers and Directors”
•“Compensation and Organization Committee Report”
•“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2026 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2026 Proxy Statement and these sections are incorporated herein by reference:

•“The Board of Directors and Its Committees — Director Independence”
•“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2026 Proxy Statement, which sections are incorporated herein by reference.

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

4.16	Form of Depositary Receipt related to Series H Preferred Stock (included as part of Exhibit 4.15), filed as Exhibit 4.4 to Form 8-K on August 24, 2022.*
10.1	Form of Cash-settling Performance Shares Award Agreement (2023-2025), filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2022.*.
10.2	Form of Cash-settling Performance Shares Award Agreement (2024-2026), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2023. *
10.3	Form of Stock-settling Performance Shares Award Agreement (2025-2026), filed as Exhibit 10.1 to form 8-K on December 31,2024. *
10.4	Form of Cash-settling Performance Shares Award Agreement (2025-2027), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2024.*
10.5	Form of Cash-settling Performance Shares Award Agreement (2026-2028).
10.6	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.7	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*

10.8	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2020.*.
10.9	Form of Stock Option Award Agreement under the KeyCorp Amended and Restated 2019 Equity Compensation Plan, effective 2026.
10.10
Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.4 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*

10.11	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2020.*
10.12	Form of Restricted Stock Unit Award Agreement under KeyCorp Amended and Restated 2019 Equity Compensation Plan, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2024.*
10.13
Form of Restricted Stock Unit Award Agreement (New Hire/Retention) under KeyCorp Amended and Restated 2019 Equity Compensation Plan, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2024.*

10.14	Form of Restricted Stock Unit Award Agreement under KeyCorp Amended and Restated 2019 Equity Compensation Plan, effective 2026.
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

10.17	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.18	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.19	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.20	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.21	KeyCorp Amended and Restated 2019 Equity Compensation Plan, filed as Exhibit 99.1 to KeyCorp's Registration Statement on Form S-8 on May 11, 2023, File No. 333-271833.*
10.22	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.23	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.24	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.25	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.26	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2019.*
10.27	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective September 16, 2020), filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2020.*
10.28	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.29	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.30	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.31	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.32	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*
10.33	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.34	Amendment to the KeyCorp Second Excess Cash Balance Pension Plan (effective May 8, 2023), filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2023. *

10.35
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.36	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.37	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2022.*
10.38	Amendment to the KeyCorp Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2022.*
10.39	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.40	Amended and Restated KeyCorp Second Deferred Savings Plan (effective January 1, 2023), filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2022.*
10.41	Amended and Restated KeyCorp Second Deferred Savings Plan (effective May 8, 2023), filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2024.*
10.42	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.43	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.44	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.45	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.46	Investment Agreement, dated August 12, 2024, by and between KeyCorp and The Bank of Nova Scotia, filed as Exhibit 10.1 to Form 8-K on August 13, 2024. * # †
19	KeyCorp Insider Trading Policy
21	Subsidiaries of the Registrant.
22	Subsidiary Issuers of Guaranteed Securities.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	KeyCorp Compensation Recovery Policy, filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023.*
101	The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (contained in Exhibit 101).

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

† Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. The documents listed as Exhibits 10.1 through 10.45 constitute management contracts or compensatory plans or arrangements. In addition, certain confidential portions of the forms of award agreements listed within Exhibits 10.1 through Exhibit 10.45 may be omitted by means of marking such portions with the brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Clark H. Khayat
Clark H. Khayat
Chief Financial Officer (Principal Financial Officer)
February 23, 2026

/s/ Stacy L. Gilbert
Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)
February 23, 2026
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

/s/ James L. Waters
* By James L. Waters, attorney-in-fact
February 23, 2026