Form 10-Q
period 2026-03-31
KEYCORP /NEW/
filed 2026-05-05
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,084,225,688 shares
Title of class	Outstanding at May 1, 2026

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2026, and March 31, 2025. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2025 Form 10-K” refer to our Form 10-K for the year ended December 31, 2025, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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
ERBA: Expanded risk-based approach.
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
FTP: Funds transfer pricing.

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
•disruption of the U.S. and global financial system and markets, including the impact of inflation, tariffs or other trade policies, political instability, a prolonged shutdown of the U.S. government, a potential global economic downturn or recession, and extended military conflicts;
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
•geopolitical destabilization, including ongoing military conflicts;
•labor shortages, increases in unemployment rates, and supply chain constraints;
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by applicable securities laws. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2025 Form 10-K, in Part II, Item 1A. "Risk Factors" of this report, and in any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Executive Overview

Key reported $486 million in net income from continuing operations attributable to Key common shareholders, or diluted earnings per share of $0.44, in the first quarter of 2026.

Our actions and results during the first quarter of 2026 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 51 of our 2025 Form 10-K.

•Commercial client growth and net new relationship households increased approximately 3% and 2%, respectively, year-over-year, reflecting strong client growth and relationship depth.
•Our noninterest income strength continues to be driven by differentiated fee businesses strategically focused on targeted scale. Our priority fee-based businesses — investment banking, commercial payments, and wealth management – collectively grew 12% year-over-year.
•Our Assets Under Management were $69.8 billion for the first quarter of 2026, up 14.3% year-over-year, driven by net positive cash inflows and market impacts on portfolios.
•Our continuous focus on maintaining our risk discipline has and should continue to position us to perform well through all business cycles. Net charge-offs are tracking in line with our current outlook for the year.
•We ended the quarter with a Common Equity Tier 1 ratio of 11.4%(a), which positions us to continue to support existing and prospective clients.
(a) March 31, 2026 capital ratios are estimates

Business outlook

Consistent with the forward guidance we provided on April 16, 2026, we expect these current year results, that is, full year 2026 vs. full year 2025:

Category	2025 Baseline	FY2026 (vs FY 2025)(a)
Revenue (TE)(b)	$7,513 Million	up ~7%
Net interest income (TE) (b)	$4,671 Million	up 9 to 10%
Net interest margin		4Q exit rate: ~3.05%(c)
Noninterest income	$2,842 Million	up 3 - 4%
Noninterest income on an adjusted basis(b)(d)	$2,495 Million	up 5 - 6%
Adjusted noninterest expense(b)	$4,729 Million	up 3 to 4%
Average loans	$105.7 Billion	up 2 - 4%
Average Commercial Loans	$74.5 Billion	up 6 - 8%
Net charge-offs to average loans		40 to 45 basis points
Effective tax rate		~22%
Tax-equivalent Effective Rate(e)		~23%
(a)    Ranges are shown on an operating basis.
(b)    Key is unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly related GAAP financial measures due to the difficulty in forecasting when future amounts may occur. Such unavailable information could be significant for future results.
(c)    Average earning assets stable to 1Q26.
(d)    Excluding commercial mortgage servicing fees, operating lease income and other leasing gains, other income, and net securities gains (losses).
(e)    Reflects the estimated full year taxable-equivalent adjustment.

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

Demographics

Our management structure and basis of presentation is divided into two business segments, Consumer Bank and Commercial Bank. Note 17 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments.

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

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2025 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “V. Compliance Risk” in Item 1A. Risk Factors as well as the disclosure included in Part II, Item 1A. "Risk Factors" of this report.

Regulatory capital requirements

KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the Basel III international capital framework (“Basel III”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework (“Regulatory Capital Rules”) are discussed in more detail in Item 1. Business of our 2025 Form 10-K under the heading “Supervision and Regulation — Regulatory Capital and Liquidity Requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At March 31, 2026, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp March 31, 2026 (c)
Common Equity Tier 1	4.50%	3.20%	7.70%	11.40%
Tier 1 Capital	6.00	3.20	9.20	13.03
Total Capital	8.00	3.20	11.20	15.18
Leverage (a)	4.00	N/A	4.00	10.47
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplementary leverage ratio requirement.
(b)Stress capital buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules. KeyCorp’s stress capital buffer is 3.20% as of October 1, 2025.
(c)March 31, 2026 capital ratios are estimates.

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

As of March 31, 2026, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

On March 19, 2026, the federal banking agencies issued three proposals that would make significant changes to the Regulatory Capital Rules. The agencies said that these proposals would streamline capital requirements and would better align regulatory capital with risk. One proposal would implement the final elements of the Basel III capital framework (the “Basel III Proposal”). The Basel III Proposal would establish a new approach for calculating risk-based capital ratios, “expanded risk-based approach (“ERBA”)”, that would include requirements for credit risk, equity risk, and operational risk and would increase risk sensitivity by varying capital requirements according to various risk factors. The Basel III Proposal would also establish a new framework for determining market risk capital requirements. The Basel III Proposal would apply to Category I and II banking organizations, and the market risk component of this proposal would also apply to other banking organizations with significant trading activity. All other banking organizations (including Category IV banking organizations such as KeyCorp and KeyBank) would have the option to have their capital requirements determined under the ERBA contained in this proposal.

A second proposal issued by the federal banking agencies on March 19, 2026 would revise the standardized approach for calculating risk-based capital ratios used by most banking organizations, including Category IV banking organizations such as KeyCorp and KeyBank (the “Standardized Approach Proposal”). The Standardized Approach Proposal would increase the calibration and risk sensitivity of risk weights for certain traditional lending activities. Among other things, the proposal would reduce the risk weight applicable to corporate exposures and would introduce a broader range of risk weights for residential mortgages based on more granular risk factors. Also, the Standardized Approach Proposal and the Basel III Proposal would modify the definition of capital by removing the threshold-based deduction for mortgage servicing assets, and the Standardized Approach Proposal would require Category III and IV banking organizations to include most components of AOCI, including net unrealized gains and losses on available-for-sale securities, in regulatory capital subject to a five-year transition.

A third capital-related proposal issued on March 19, 2026 was a proposal from the Federal Reserve to (1) modify the Global Systemically Important Bank (“GSIB”) capital surcharge, which applies to U.S. global systemically important BHCs (not including KeyCorp) and (2) amend the Systemic Risk Report (FR Y-15), which is used to collect systemic risk data from BHCs with total consolidated assets of $100 billion or more (including KeyCorp). The agencies indicated that the capital-related proposals they issued on March 19, 2026 replace the capital-related proposal they issued in July of 2023. Comments on the new proposals are due by June 18, 2026.

Capital planning, stress testing, and stress capital buffer

On June 27, 2025, the Federal Reserve announced the results of the supervisory stress test that it conducted of 22 large BHCs (not including KeyCorp). As a Category IV banking organization subject to a supervisory stress test every other year, KeyCorp was not required to participate in the Federal Reserve’s supervisory stress test in 2025. On August 29, 2025, the Federal Reserve published the updated stress capital buffer requirements for large BHCs, including BHCs like KeyCorp that did not participate in the supervisory stress test in 2025. KeyCorp’s updated stress capital buffer is 3.2% (based on the results of KeyCorp’s 2024 supervisory stress test and adjusted for

KeyCorp’s planned common stock dividends as set forth in KeyCorp’s 2025 capital plan). This stress capital buffer became effective on October 1, 2025. On February 4, 2026, the Federal Reserve announced that it would maintain the current stress capital buffer requirements until 2027 for the BHCs that are subject to its supervisory stress tests (rather than updating the requirements in 2026) so that the Federal Reserve will be able to consider public feedback on its stress test models before setting the new requirements.

See Item 1. Business of our 2025 Form 10-K under the heading “Supervision and Regulation - Regulatory Capital and Liquidity Requirements - Capital planning, stress testing, and stress capital buffer” for a discussion of other developments concerning capital planning, stress testing, and stress capital buffer requirements.

Recovery plans

On March 31, 2026, the OCC issued a final rule to rescind its recovery planning guidelines that applied to banks with average total consolidated assets of at least $100 billion (including KeyBank). In rescinding these guidelines, the OCC stated that the guidelines were overly prescriptive and imposed an unnecessary regulatory burden on the covered institutions. The OCC said that it would still expect all institutions that it regulates to have appropriate risk management processes in place to address all material risks in their operating environment and to maintain a formal contingency funding plan that considers a range of possible stress scenarios, assesses the stability of funding during periods of stress, and provides for a broad range of funding sources under adverse conditions.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the three months ended March 31, 2025, to the three months ended March 31, 2026 (dollars in millions):
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

Net interest income (TE) was $1.23 billion for the first quarter of 2026 and the net interest margin was 2.87%. Compared to the first quarter of 2025, net interest income (TE) increased $125 million and net interest margin increased by 29 basis points. These increases were driven by a reduction in deposit costs as a result of declining interest rates and proactive deposit beta management, the reinvestment of proceeds from maturing low-yielding investment securities and fixed-rate swaps into higher-yielding investments, and a shift in the balance sheet composition to a more favorable mix of higher-yielding commercial and industrial loans. These benefits were partially offset by the impact of lower interest rates on variable-rate earning assets.
Average loans were $107.7 billion for the first quarter of 2026, an increase of $3.4 billion compared to the first quarter of 2025. Average commercial loans increased by $5.7 billion, primarily due to an increase in commercial and industrial loans. Average consumer loans declined by $2.3 billion, reflective of broad-based declines across all consumer loan categories.

Average deposits totaled $147.3 billion for the first quarter of 2026, a decrease of $1.2 billion compared to the year-ago quarter, driven by the intentional runoff of brokered CDs.

Figure 3 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates for the current period and comparative year-ago period. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less the cost of funding, is calculated by dividing annualized TE net interest income by average earning assets.

Figure 3. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations(g)

	Three months ended March 31, 2026			Three months ended March 31, 2025			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$59,149	$843	5.76%	$53,746	$800	6.04%	$78	$(35)	$43
Real estate — commercial mortgage	13,902	198	5.76	13,061	192	5.96	12	(6)	6
Real estate — construction	2,803	45	6.50	2,905	49	6.87	(2)	(2)	(4)
Commercial lease financing	2,213	21	3.81	2,653	23	3.52	(4)	2	(2)
Total commercial loans	78,067	1,107	5.73	72,365	1,064	5.96	84	(41)	43
Real estate — residential mortgage	18,593	155	3.34	19,737	165	3.33	(10)	—	(10)
Home equity loans	5,609	74	5.35	6,248	86	5.60	(9)	(3)	(12)
Other consumer loans	4,558	58	5.16	5,087	63	5.01	(7)	2	(5)
Credit cards	910	30	13.24	917	32	14.04	—	(2)	(2)
Total consumer loans	29,670	317	4.30	31,989	346	4.35	(26)	(3)	(29)
Total loans	107,737	1,424	5.35	104,354	1,410	5.47	58	(44)	14
Loans held for sale	1,092	14	4.99	815	14	6.70	4	(4)	—
Securities available for sale (b), (e)	39,403	370	3.59	39,321	392	3.70	1	(23)	(22)
Held-to-maturity securities (b)	8,795	86	3.91	7,274	63	3.46	14	9	23
Trading account assets	865	11	4.96	1,296	17	5.20	(5)	(1)	(6)
Short-term investments	11,134	103	3.74	15,211	174	4.63	(41)	(30)	(71)
Other investments	1,075	5	1.97	935	9	3.73	1	(5)	(4)
Total earning assets	170,101	2,013	4.71	169,206	2,079	4.86	32	(98)	(66)
Allowance for loan and lease losses	(1,419)			(1,401)
Accrued income and other assets	17,567			18,285
Discontinued assets	204			254
Total assets	$186,453			$186,344

LIABILITIES
Money market deposits	$42,732	$223	2.12%	$42,007	$275	2.65%	$5	$(57)	$(52)
Demand deposits	61,478	279	1.84	57,460	310	2.19	21	(52)	(31)
Savings deposits	4,378	1	0.04	4,610	1	0.06	—	—	—
Time deposits	11,777	95	3.26	16,625	167	4.09	(43)	(29)	(72)
Total interest-bearing deposits	120,365	598	2.01	120,702	753	2.53	(17)	(138)	(155)
Federal funds purchased and securities sold under repurchase agreements	1,539	14	3.69	100	1	3.94	13	—	13
Bank notes and other short-term borrowings	2,585	20	3.20	2,273	27	4.74	3	(10)	(7)
Long-term debt (f)	10,186	151	5.96	11,779	193	6.61	(25)	(17)	(42)
Total interest-bearing liabilities	134,675	783	2.35	134,854	974	2.92	(26)	(165)	(191)
Noninterest-bearing deposits	26,934			27,840
Accrued expense and other liabilities	4,248			4,764
Discontinued liabilities (f)	204			254
Total liabilities	166,061			167,712
EQUITY
Key shareholders’ equity	20,392			18,632
Total liabilities and equity	$186,453			$186,344

Interest rate spread (TE)			2.36%			1.94%
Net interest income (TE) and net interest margin (TE)		$1,230	2.87%		$1,105	2.58%	$58	$67	125
TE adjustment (b)		8			9
Net interest income, GAAP basis		$1,222			$1,096

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2026, and March 31, 2025.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $205 million and $213 million of assets from commercial credit cards for the three months ended March 31, 2026, and March 31, 2025, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $41.5 billion and $42.7 billion for the three months ended March 31, 2026 and March 31, 2025, respectively. Yield based on the fair value of securities available for sale was 3.75% and 3.99% for the three months ended March 31, 2026 and March 31, 2025, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $106 million for the three months ended March 31, 2026, compared to $118 million for the three months ended March 31, 2025. The decrease from the year-ago period reflects both lower net-charge-offs and more stable reserve levels.

Noninterest income

As shown in Figure 4, noninterest income was $723 million for the first quarter of 2026, compared to $668 million for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

	Three Months Ended March 31,		Percent Change
Dollars in millions	2026	2025
Trust and investment services income	$157	$139	12.9%
Investment banking and debt placement fees	197	175	12.6
Cards and payments income	86	82	4.9
Service charges on deposit accounts	77	69	11.6
Corporate services income	71	65	9.2
Commercial mortgage servicing fees	62	76	(18.4)
Corporate-owned life insurance income	34	33	3.0
Consumer mortgage income	13	13	—
Operating lease income and other leasing gains	8	9	(11.1)
Other income	18	7	157.1
Total noninterest income	$723	$668	8.2%

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management or administration that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended March 31, 2026, trust and investment services income was up $18 million, or 12.9%, compared to the same period one year ago. This was primarily due to an increase in investment management income and other fees associated with higher assets under management.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at March 31, 2026, our bank, trust, and registered investment advisory subsidiaries had assets under management of $69.8 billion, up 14.3% compared to March 31, 2025. The increase was driven by continued net positive cash in-flows and market impacts on portfolios.

Figure 5. Assets Under Management or Administration

Dollars in millions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Discretionary assets under management by investment type:
Equity	$37,071	$37,433	$37,919	$35,987	$33,478
Fixed income	16,100	15,500	15,183	14,591	14,290
Money market	7,180	8,144	6,595	6,420	6,851
Total discretionary assets under management	60,351	61,077	59,697	56,998	54,619
Non-discretionary assets under administration	9,405	8,887	8,158	7,246	6,434
Total	$69,756	$69,964	$67,855	$64,244	$61,053

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended March 31, 2026, investment banking and debt placement fees were up $22 million, or 12.6%, compared to the same period a year ago. The increase reflects higher investment banking fees and related activity in our mergers and acquisitions and equity new issue underwriting businesses.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $4 million or 4.9% for the three months ended March 31, 2026, compared to the same period one year ago. The increase was primarily a result of higher merchant services income and higher credit card spend volume slightly offset by higher credit card reward costs.

Service charges on deposit accounts

Service charges on deposit accounts increased $8 million, or 11.6%, for the three months ended March 31, 2026, compared to the same period one year ago. The increase was driven by account analysis fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains(losses), and other income. Net other noninterest income for the three months ended March 31, 2026, increased $3 million, or 1.5%, from the year-ago quarter. This net change resulted from higher corporate services income reflective of growth in loan commitment fees, foreign exchange trading gains, and non-yield loan fees, coupled with higher other noninterest income from increases in deposit network fees and lower realized losses on non-customer derivatives activity. Offsetting this net increase were lower commercial mortgage servicing fees reflective of lower special servicing and other miscellaneous ancillary fees.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.2 billion for the first quarter of 2026, compared to $1.1 billion for the first quarter of 2025.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

	Three Months Ended March 31,		Percent Change
Dollars in millions	2026	2025
Personnel	$743	$680	9.3%
Net occupancy	68	67	1.5
Computer processing	111	107	3.7
Business services and professional fees	36	40	(10.0)
Equipment	19	20	(5.0)
Operating lease expense	7	11	(36.4)
Marketing	18	21	(14.3)
Other expense	179	185	(3.2)
Total noninterest income	$1,181	$1,131	4.4%

Personnel

Personnel expense, the largest category of our noninterest expense, increased by $63 million, or 9.3%, for the three months ended March 31, 2026, compared to the same period one year ago. The increase was primarily related to continued investments in people, employee benefits, and incentive compensation associated with noninterest income growth.
Figure 7. Personnel Expense

Dollars in millions	Three Months Ended March 31,		Percent Change
	2026	2025
Salaries and contract labor	$439	$405	8.4%
Incentive and stock-based compensation (a)	172	158	8.9
Employee benefits	127	109	16.5
Severance	5	8	(37.5)
Total personnel expense	$743	$680	9.3%

(a)Excludes directors’ stock-based compensation of $1 million and $1 million for the three months ended March 31, 2026, and March 31, 2025, respectively, reported as “other expense” in Figure 6.

Nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended March 31, 2026, decreased $13 million, or 2.9%, from the year-ago quarter, primarily due to declines in technology consulting and legal expenditures, operating lease costs, and marketing spend.

Income taxes

We recorded tax expense of $136 million for the first quarter of 2026 and tax expense of $109 million for the first quarter of 2025.

Our federal tax expense and effective tax rate differs from the amount that would be calculated using the federal statutory tax rate, primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 13 (“Income Taxes”) beginning on page 153 of our 2025 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 17 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 59 of our 2025 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

	Three Months Ended March 31,		Percent
Dollars in millions	2026	2025	Change
Summary of operations
Net interest income (TE)	$738	$706	4.5%
Noninterest income	240	226	6.2
Total revenue (TE)	978	932	4.9
Provision for credit losses	40	43	(7.0)
Noninterest expense	709	675	5.0
Income (loss) before income taxes (TE)	229	214	7.0
Allocated income taxes (benefit) and TE adjustments	56	51	9.8
Net income (loss) attributable to Key	$173	$163	6.1%

Average loans and leases
Real estate — residential mortgage	$18,589	$19,728	(5.8)%
Home equity loans	5,564	6,214	(10.5)
Other consumer loans	4,569	5,078	(10.0)
Credit cards	910	917	(.8)
Commercial loans	4,373	4,882	(10.4)
Total loans and leases	$34,005	$36,819	(7.6)%

Average deposits
Money market deposits	$35,920	$33,533	7.1%
Demand deposits	23,214	22,772	1.9
Savings deposits	4,199	4,392	(4.4)
Time deposits	10,610	13,318	(20.3)
Noninterest-bearing deposits	13,853	14,291	(3.1)
Total deposits	$87,796	$88,306	(.6)%

Credit-related statistics
Nonperforming assets at period end	$270	$278
Net loan charge-offs	40	52
Net loan charge-offs to average total loans	0.48%	0.57%

•Net income attributable to Key of $173 million for the first quarter of 2026, compared to $163 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank increased $32 million, or 4.5%, compared to the first quarter of 2025
•Average loans and leases decreased $2.8 billion, or 7.6%, from the first quarter of 2025, reflective of broad-based declines across all loan categories
•Average deposits decreased $510 million, or 0.6%, from the first quarter of 2025, driven by lower time deposits, partially offset by an increase in money market deposits
•Provision for credit losses decreased $3 million compared to the first quarter of 2025, driven by lower charge-offs
•Noninterest income increased $14 million, or 6.2%, from the first quarter of 2025, primarily driven by higher trust and investment services income
•Noninterest expense increased $34 million, or 5.0%, from the first quarter of 2025, primarily driven by higher support and overhead expense

Commercial Bank

Summary of operations

	Three Months Ended March 31,		Percent
Dollars in millions	2026	2025	Change
Summary of operations
Net interest income (TE)	$672	$636	5.7%
Noninterest income	445	411	8.3
Total revenue (TE)	1,117	1,047	6.7
Provision for credit losses	70	75	(6.7)
Noninterest expense	474	464	2.2
Income (loss) before income taxes (TE)	573	508	12.8
Allocated income taxes (benefit) and TE adjustments	122	109	11.9
Net income (loss) attributable to Key	$451	$399	13.0%

Average loans and leases
Commercial and industrial	$55,540	$49,944	11.2%
Real estate — commercial mortgage	12,692	11,679	8.7
Real estate — construction	2,704	2,789	(3.0)
Commercial lease financing	2,204	2,634	(16.3)
Other loans	6	12	(50.0)
Total loans and leases	$73,146	$67,058	9.1%

Average deposits
Money market deposits	$6,811	$8,368	(18.6)%
Demand deposits	39,072	35,379	10.4
Other deposits	429	568	(24.5)
Noninterest-bearing deposits	12,615	13,166	(4.2)
Total deposits	$58,929	$57,481	2.5%

Credit-related statistics
Nonperforming assets at period end	$422	$422
Net loan charge-offs	64	57
Net loan charge-offs to average total loans	0.35%	0.34%

•Net income attributable to Key of $451 million for the first quarter of 2026, compared to $399 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Commercial Bank increased $36 million or 5.7%, compared to the first quarter of 2025
•Average loan and lease balances increased $6.1 billion, or 9.1%, compared to the first quarter of 2025, driven by an increase in commercial and industrial loans
•Average deposit balances increased $1.4 billion, or 2.5%, compared to the first quarter of 2025, driven by higher client deposits
•Provision for credit losses decreased $5 million compared to the first quarter of 2025, driven by more stable reserves, partially offset by higher net charge-offs
•Noninterest income increased $34 million, or 8.3%, from the first quarter of 2025, primarily driven by an increase in investment banking and debt placement fees and service charges on deposit accounts
•Noninterest expense increased $10 million, or 2.2%, compared to the first quarter of 2025, primarily driven by an increase in support and overhead expense

Financial Condition

Loans and loans held for sale

Figure 8. Composition of Loans at March 31, 2026

	March 31, 2026		December 31, 2025
Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$60,651	55.5%	$57,688	54.1%
Commercial real estate:
Commercial mortgage	14,144	12.9	13,707	12.9
Construction	2,801	2.6	2,844	2.7
Total commercial real estate loans	16,945	15.5	16,551	15.6
Commercial lease financing	2,200	2.0	2,270	2.1
Total commercial loans	79,796	73.0	76,509	71.8
CONSUMER
Real estate — residential mortgage	18,483	16.9	18,732	17.6
Home equity loans	5,528	5.1	5,703	5.3
Other consumer loans	4,477	4.1	4,644	4.4
Credit cards	906	0.9	953	0.9
Total consumer loans	29,394	27.0	30,032	28.2
Total loans (b)	$109,190	100.0%	$106,541	100.0%

(a)Loan balances include $207 million and $218 million of commercial credit card balances at December 31, 2026, and March 31, 2025, respectively.
(b)Total loans exclude loans of $194 million at December 31, 2026, and $205 million at March 31, 2025, related to the discontinued operations of the education lending business.

At March 31, 2026, total loans outstanding from continuing operations were $109.2 billion, compared to $106.5 billion at December 31, 2025. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 108 of our 2025 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $79.8 billion at March 31, 2026, an increase of $3.3 billion, or 4.3%, compared to December 31, 2025, primarily driven by growth in the commercial and industrial loan portfolios.

Figure 9 provides our commercial loan portfolios by industry classification at March 31, 2026, and December 31, 2025.

Figure 9. Commercial Loans by Industry

March 31, 2026	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$947	$121	$75	$1,143	1.4%
Automotive	2,384	644	—	3,028	3.8
Business services	3,236	247	110	3,593	4.5
Commercial real estate	8,551	12,147	1	20,699	25.9
Construction materials and contractors	2,244	274	136	2,654	3.3
Consumer goods	3,872	584	211	4,667	5.8
Consumer services	4,309	795	242	5,346	6.7
Equipment	1,674	148	40	1,862	2.3
Finance	13,460	99	166	13,725	17.3
Healthcare	2,474	1,431	112	4,017	5.0
Materials and extraction	2,190	217	99	2,506	3.1
Oil and gas	2,015	55	12	2,082	2.6
Public exposure	1,740	7	286	2,033	2.5
Technology	1,173	16	75	1,264	1.7
Transportation	990	132	288	1,410	1.8
Utilities	9,056	—	340	9,396	11.8
Other	336	28	7	371	0.5
Total	$60,651	$16,945	$2,200	$79,796	100.0%

December 31, 2025	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$908	$110	$76	$1,094	1.4%
Automotive	2,475	610	—	3,085	4.0
Business services	3,228	227	85	3,540	4.6
Commercial real estate	8,124	12,045	1	20,170	26.4
Construction materials and contractors	1,978	238	153	2,369	3.1
Consumer goods	3,541	547	213	4,301	5.6
Consumer services	4,081	799	251	5,131	6.7
Equipment	1,586	153	45	1,784	2.3
Finance	12,165	96	167	12,428	16.3
Healthcare	2,714	1,334	133	4,181	5.5
Materials and extraction	2,105	177	104	2,386	3.1
Oil and gas	2,051	28	13	2,092	2.7
Public exposure	1,654	7	306	1,967	2.6
Technology	1,009	17	82	1,108	1.5
Transportation	1,022	121	276	1,419	1.9
Utilities	8,686	—	358	9,044	11.8
Other	361	42	7	410	0.5
Total	$57,688	$16,551	$2,270	$76,509	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 56% of our total loan portfolio at March 31, 2026, and 54% at December 31, 2025. This portfolio is approximately 92% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $60.7 billion at March 31, 2026, an increase of $3.0 billion, or 5.1%, compared to December 31, 2025. The increase was driven by loans to the Finance industry, which primarily includes finance, insurance, and leasing companies.

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

At March 31, 2026, commercial real estate loans totaled $16.9 billion, which includes $14.1 billion of mortgage loans and $2.8 billion of construction loans. Compared to December 31, 2025, this portfolio increased $394 million, or 2.4%. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at March 31, 2026.

Our overall construction loans constitute 17% of commercial real estate loans as of March 31, 2026 and December 31, 2025, respectively. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of March 31, 2026, 75% of our construction portfolio are multi-family project loans. Our office exposure only represents 4% of commercial real estate loans at period end.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2026
Nonowner-occupied:
Data Center	$—	$—	$18	$—	$34	$—	$618	$670	4.0%	$296	$375
Diversified	1	—	—	29	—	8	190	228	1.3	—	228
Industrial	38	1	85	154	223	163	255	919	5.4	67	852
Land & Residential	9	5	10	4	6	19	—	53	0.3	35	18
Lodging	1	—	8	4	19	65	66	163	1.0	—	163
Medical Office	35	—	30	1	20	66	43	195	1.2	11	184
Multifamily	1,202	288	1,389	1,263	1,721	1,250	478	7,591	44.8	2,107	5,484
Office	78	—	82	70	84	200	115	629	3.7	—	629
Retail	68	40	117	217	94	183	252	971	5.7	18	953
Self Storage	27	—	15	6	37	16	157	258	1.5	7	251
Senior Housing	96	95	35	102	181	80	187	776	4.6	94	682
Skilled Nursing	—	—	—	—	159	224	363	746	4.4	—	746
Student Housing	62	6	13	47	—	—	—	128	0.8	—	128
Other	5	9	99	28	52	28	130	351	2.1	—	350
Total nonowner-occupied	1,622	444	1,901	1,925	2,630	2,302	2,854	13,678	80.7	2,635	11,043
Owner-occupied	1,032	—	352	549	164	988	182	3,267	19.3	166	3,101
Total	$2,654	$444	$2,253	$2,474	$2,794	$3,290	$3,036	$16,945	100.0%	$2,801	$14,144

Nonperforming loans	$7	$—	$25	$103	$47	$7	$1	$190	N/M	$—	$190
Accruing loans past due 90 days or more	—	—	1	—	83	5	—	89	N/M	1	88
Accruing loans past due 30 through 89 days	2	—	—	2	—	1	—	5	N/M	—	5

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
December 31, 2025
Nonowner-occupied:
Data Center	$—	$—	$—	$—	$24	$—	$671	$695	4.2%	$272	$423
Diversified	1	—	—	29	—	10	176	216	1.3	—	216
Industrial	37	1	77	154	262	166	211	908	5.5	72	836
Land & Residential	9	6	13	3	6	19	—	56	0.3	38	18
Lodging	1	—	8	4	33	40	60	146	0.9	—	146
Medical Office	35	—	31	1	20	63	43	193	1.2	9	184
Multifamily	1,303	356	1,328	1,201	1,762	1,228	404	7,582	45.8	2,150	5,432
Office	79	1	90	70	84	200	114	638	3.9	—	638
Retail	90	40	91	226	87	185	230	949	5.7	20	929
Self Storage	36	—	15	6	50	16	157	280	1.7	20	260
Senior Housing	90	95	35	103	181	81	192	777	4.7	94	683
Skilled Nursing	—	—	—	—	181	220	242	643	3.9	—	643
Student Housing	73	6	13	46	—	—	—	138	0.8	—	138
Other	5	8	12	27	47	31	129	259	1.6	—	259
Total nonowner-occupied	1,759	513	1,713	1,870	2,737	2,259	2,629	13,480	81.4	2,675	10,805
Owner-occupied	1,026	—	316	519	124	929	157	3,071	18.6	169	2,902
Total	$2,785	$513	$2,029	$2,389	$2,861	$3,188	$2,786	$16,551	100.0%	$2,844	$13,707

Nonperforming loans	$8	$—	$25	$68	$48	$7	$1	$157	N/M	$—	$157
Accruing loans past due 90 days or more	—	—	2	1	26	5	—	34	N/M	1	33
Accruing loans past due 30 through 89 days	1	—	1	1	56	8	—	67	N/M	—	67

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions
N/M = not meaningful

Consumer loan portfolio

Consumer loans outstanding as of March 31, 2026, totaled $29.4 billion, a decrease of $638 million, or 2.1%, from December 31, 2025. The decrease was driven by declines across all consumer loan categories reflective of the intentional run-off of low-yielding loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of March 31, 2026, representing 63% of consumer loans outstanding. This is followed by our home equity portfolio representing 19% of consumer loans outstanding at March 31, 2026.

We held the first lien position for approximately 63% of the home equity portfolio at March 31, 2026 and December 31, 2025, respectively. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2025 Form 10-K.

Figure 11 presents our consumer loans by geography.

Figure 11. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
March 31, 2026
Washington	$3,952	$822	$195	$82	$5,051
Ohio	2,617	723	63	181	3,584
New York	598	1,549	686	309	3,142
Colorado	2,750	231	112	29	3,122
California	2,047	13	383	3	2,446
Oregon	1,120	474	82	40	1,716
Pennsylvania	370	382	287	60	1,099
Florida	664	36	327	12	1,039
Utah	745	205	50	16	1,016
Connecticut	607	193	97	28	925
Other	3,013	900	2,195	146	6,254
Total	$18,483	$5,528	$4,477	$906	$29,394

December 31, 2025
Washington	$4,030	$844	$202	$85	$5,161
Ohio	2,613	758	66	195	3,632
New York	626	1,587	702	326	3,241
Colorado	2,769	236	118	29	3,152
California	2,056	13	399	3	2,471
Oregon	1,145	487	85	41	1,758
Pennsylvania	378	395	296	62	1,131
Florida	675	36	343	13	1,067
Utah	759	215	53	17	1,044
Connecticut	618	200	100	29	947
Other	3,063	932	2,280	153	6,428
Total	$18,732	$5,703	$4,644	$953	$30,032

Figure 12 summarizes our loan sales for the three months ended March 31, 2026, and all of 2025.

Figure 12. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2026
First quarter	$36	$1,667	$122	$411	$2,236
Total	$36	$1,667	$122	$411	$2,236
2025
Fourth quarter	$81	$2,804	$50	$331	$3,266
Third quarter	79	2,513	61	359	3,012
Second quarter	239	1,465	—	338	2,042
First quarter	89	1,355	27	260	1,731
Total	$488	$8,137	$138	$1,288	$10,051

Figure 13 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

Dollars in millions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Commercial real estate loans	$580,860	$566,567	$569,430	$576,703	$572,449
Residential mortgage	11,488	11,419	11,440	11,383	11,352
Education loans	143	152	161	170	179
Commercial lease financing	1,639	1,719	1,815	1,815	1,868
Commercial loans	572	576	585	589	596
Consumer direct	242	258	273	290	307
Consumer indirect	53	83	122	174	239
Total	$594,997	$580,774	$583,826	$591,124	$586,990

In the event of default by a borrower, we are subject to recourse with respect to approximately $8.2 billion of the $595.0 billion of loans administered or serviced at March 31, 2026. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

We manage our securities portfolio according to the following priorities: 1) store of liquidity, 2) interest rate risk management tool, and 3) source of earnings. In keeping with the first priority, the portfolio provides securities to meet our pledging requirements. Our securities portfolio totaled $48.0 billion at March 31, 2026, compared to $48.2 billion at December 31, 2025. Available-for-sale securities were $38.9 billion at March 31, 2026, compared to $39.6 billion at December 31, 2025. Held-to-maturity securities were $9.1 billion at March 31, 2026, and $8.6 billion at December 31, 2025.

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(c)
March 31, 2026
Remaining maturity:
One year or less	$3,246	$2	$44	$128	$3,420	4.32%
After one through five years	4,488	990	3,237	1,168	9,883	3.44
After five through ten years	41	6,749	11,173	2,203	20,166	3.55
After ten years	69	508	4,479	393	5,449	4.13
Fair value	$7,844	$8,249	$18,933	$3,892	$38,918
Amortized cost(b)	$7,842	$10,003	$19,308	$4,243	$41,396	3.67%
Weighted-average yield(c)	4.15%	1.89%	4.57%	2.89%	3.67%	—
Weighted-average maturity	1.5 years	7.9 years	10.6 years	6.7 years	7.8 years	—
December 31, 2025
Fair value	$7,886	$8,565	$19,195	$3,950	$39,596
Amortized cost	7,842	10,269	19,451	4,284	41,846	3.67%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $38 million and $99 million as of March 31, 2026 and December 31, 2025, respectively. The securities being hedged are primarily U.S. Treasuries, Agency RMBS, and Agency CMBS.
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
March 31, 2026
Remaining maturity:
One year or less	$33	$—	$233	$42	$8	$316	2.68%
After one through five years	1,178	358	744	2	12	2,294	3.53
After five through ten years	2,642	2,744	200	—	—	5,586	4.36
After ten years	50	63	807	—	—	920	3.35
Amortized cost	$3,903	$3,165	$1,984	$44	$20	$9,116	3.99%
Fair value	$3,703	$3,136	$1,840	$43	$20	$8,742
Weighted-average yield(b)	3.78%	4.90%	3.00%	2.01%	4.49%	3.99%	—
Weighted-average maturity	6.4 years	6.3 years	8.6 years	0.3 years	1.5 years	6.8 years	—
December 31, 2025
Amortized cost	$4,026	$2,374	$2,121	$77	$24	$8,622	3.87%
Fair value	3,858	2,373	1,983	75	24	8,313
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at March 31, 2026
The following table presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	March 31, 2026	December 31, 2025
Money market deposits	$42.9	$42.7
Demand deposits	61.7	61.3
Savings deposits	4.5	4.4
Time deposits	11.2	12.7
Noninterest bearing deposits	27.6	27.6
Total	$147.8	$148.7

Our highly diversified deposit base is our primary source of funding. At March 31, 2026, our deposits totaled $147.8 billion, a decrease of $898 million, compared to December 31, 2025.

Uninsured deposits totaled $66.5 billion and $66.2 billion at March 31, 2026 and December 31, 2025, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 17 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 17. Estimated Uninsured Deposits

Dollars in billions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Uninsured deposits(a)	$66.5	$66.2	$66.5	$61.8	$65.2
Total deposits	147.8	148.7	150.8	146.9	150.7
Uninsured % of Deposits	45%	45%	44%	42%	43%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$12.9	$12.8	$13.2	$12.5	$12.4

As of March 31, 2026, approximately $12.3 billion of uninsured deposits were collateralized by government-backed securities compared to $12.0 billion as of December 31, 2025.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $17.1 billion at March 31, 2026, compared to $11.0 billion at December 31, 2025. The change primarily reflects increases in bank notes and short-

term borrowings, as well as issuances of long-term debt during 2026. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part I, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 16 (“Shareholders' Equity”).

COMMON SHAREHOLDER PAYOUT (IN MILLIONS)
$229
$—
$227
$—
$228
$—
$227
$200
$223
$389
1Q25
2Q25
3Q25
4Q25
1Q26
COMMON SHARE REPURCHASES (a)
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a) Excludes shares repurchased related to equity compensation programs

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the first quarter of 2026. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning, stress testing, and stress capital buffer” beginning on page 14 in the “Supervision and Regulation” section of our 2025 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 25,409 holders of record at March 31, 2026. Our book value per Common Share was $16.13 based on 1.1 billion shares outstanding at March 31, 2026, compared to $16.27 per Common Share based on 1.1 billion shares outstanding at December 31, 2025. At March 31, 2026, our tangible book value per Common Share was $13.60, compared to $13.77 per Common Share at December 31, 2025.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2026	2025
In thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	1,102,401	1,112,952	1,112,453	1,111,986	1,106,786
Share repurchases	(17,969)	(11,109)	—	—	—
Shares issued under employee compensation plans (net of cancellations and returns)	2,861	558	499	467	5,200
Shares outstanding at end of period	1,087,293	1,102,401	1,112,952	1,112,453	1,111,986

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

As shown in Figure 18 above, Common Shares outstanding decreased by 15 million shares during the first quarter of 2026, primarily attributed to shares repurchased in the open market partially offset by shares issued under employee compensation plans. Open market share repurchases, inclusive of shares repurchased from Scotiabank, totaled approximately $389 million in the first quarter of 2026.

At March 31, 2026, we had 169.4 million treasury shares, compared to 154.3 million treasury shares at December 31, 2025. The increase in treasury shares was primarily attributable to open market share repurchases. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2026. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2025 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.6% and 11.1% at March 31, 2026, and December 31, 2025, respectively. Our tangible common equity to tangible assets ratio was 8.0% and 8.4% at March 31, 2026, and December 31, 2025, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at March 31, 2026, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at March 31, 2026, and December 31, 2025, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 21 (“Shareholders' Equity”) beginning on page 169 of our 2025 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	March 31, 2026	December 31, 2025
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$19,987	$20,381
Less:	Preferred Stock (a)	2,446	2,446
	Common Equity Tier 1 capital before adjustments and deductions	17,541	17,935
Less:	Goodwill, net of deferred taxes	2,552	2,556
	Intangible assets, net of deferred taxes	5	7
	Deferred tax assets	167	136
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(1,915)	(1,789)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(69)	68
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(237)	(238)
	Total Common Equity Tier 1 capital	$17,038	$17,195
TIER 1 CAPITAL
Common Equity Tier 1		$17,038	$17,195
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$19,484	$19,641
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,461	$1,522
Allowance for losses on loans and liability for losses on lending-related commitments (b)		1,752	1,747
Less:	Deductions	—	—
	Total Tier 2 capital	3,213	3,269
	Total risk-based capital	$22,697	$22,910

RISK-WEIGHTED ASSETS (d)		$149,484	$145,933

AVERAGE QUARTERLY TOTAL ASSETS		$186,031	$187,035
CAPITAL RATIOS (d)
Tier 1 risk-based capital		13.03%	13.46%
Total risk-based capital		15.18%	15.70%
Leverage (c)		10.47%	10.50%
Common Equity Tier 1		11.40%	11.78%
(a)Net of capital surplus.
(b)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $11 million and $11 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2026, and December 31, 2025, respectively.
(c)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(d)March 31, 2026 capital ratios and risk weighted assets are estimates.

Risk Management

Overview

Like all financial services companies, we engage in business activities that come with related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, strategic, model, and technology risks. We manage such risks across the entire enterprise to maintain safety and soundness and maximize profitable growth. Certain of these risks are defined and discussed in greater detail in the remainder of this section. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented under the heading “Risk Management” beginning on page 74 of our 2025 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities, will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 111 of our 2025 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At March 31, 2026, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit spread risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Joint KeyCorp and KeyBank National Association Risk Committee (“Board Risk Committee”) provides oversight of trading market risks. The ALCO and the Market Risk Committee regularly review and discuss market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and take into account our tolerance for risk and consideration for the business environment. The Market Risk Committee approves market risk policies and recommends our significant market risk policy to the ALCO and the Board Risk Committee for approval. For more information regarding monitoring of trading positions and the activities related to Market Risk Rule compliance, see “Market Risk Management” beginning on page 77 of our 2025 Form 10-K.

VaR and stressed VaR. VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios. MTRM calculates VaR and stressed VaR at various confidence levels daily, and the results are closely monitored. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations. For more information regarding our VaR model, its governance, and assumptions, see “Market Risk Management” on page 77 of our 2025 Form 10-K.

MTRM backtests the VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Backtesting exceptions occur when daily held profit and loss exceeds VaR. There were two backtesting exceptions for KeyCorp during the past 250 trading days ended March 31, 2026, generally caused by large moves in rates. All KeyCorp backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was less than $1 million at March 31, 2026, and $1.5 million at March 31, 2025. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2026, and March 31, 2025.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2026				2025
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.3	$0.3	$.6	$.3	$1.6	$0.5	$1.2	$1.3
Derivatives:
Interest rate	$0.2	$0.1	$0.1	$0.1	$0.5	$0.1	$0.2	$0.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $1.1 million at March 31, 2026, and $4.5 million at March 31, 2025. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2026, and March 31, 2025. Changes in VaR are dependent on portfolio composition, inventory levels, and other market factors.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2026				2025
	Three months ended March 31,				Three months ended March 31,
Dollars in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$2.2	$.6	$1.6	$.8	$5.2	$2.6	$3.9	$4.2
Derivatives:
Interest rate	$0.2	$0.1	$0.2	$0.2	$0.3	$0.1	$0.1	$0.1

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $5 million at March 31, 2026, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by MTRM in accordance with the Market Risk Rule, and approved by the Chief Market & Treasury Risk Officer.

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

Figure 22 presents the results of the simulation analysis at March 31, 2026, and March 31, 2025. At March 31, 2026, our simulated exposure to changes in interest rates remained relatively neutral. The exposure to declining rates has changed from (0.39)% as of March 31, 2025 to 0.12% as of March 31, 2026, while the exposure to rising rates has changed from 1.41% as of March 31, 2025 to 0.38% as of March 31, 2026.

We are actively managing the balance sheet to maintain desired IRR positioning in the current environment. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point Increase or 200 basis point decrease in interest rates over the next 12 months would reduce net interest income over the same period by more than 5.0%, revised mid-2025 from 5.5% to reflect tighter risk management. Current modeled exposure is within Board-approved tolerances.

Figure 22. Simulated Change in Net Interest Income

	March 31, 2026		March 31, 2025
Basis point change assumption	-200	+200	-200	+200
Tolerance level	(5.00)%	(5.00)%	(5.50)%	(5.50)%
Interest rate risk assessment	0.12%	0.38%	(0.39)%	1.41%

Simulation analyses produce an estimate of interest rate exposure based on assumption inputs within the model. Assumptions are tailored to the specific interest rate environment and validated on a regular basis. However, actual results may differ from those derived in simulation analyses due to unanticipated changes to the balance sheet composition, consumer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities, or repercussions from exogenous events.

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed-rate assets increase by $1 billion, or fixed-rate liabilities decrease by $1 billion, then the potential benefit to declining rates would increase by approximately 21 basis points. A five percentage point increase or decrease in the interest-bearing deposit beta assumption changes the current simulation results by approximately 98 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of March 31, 2026.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2026
				Weighted-Average			December 31, 2025
Dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional loans	$39,450	$(78)		1.7	3.4%	3.6%	$37,050	$66
Receive fixed/pay variable — conventional debt	9,435	(227)		4.4	2.8	3.7	8,722	(198)
Receive fixed/pay variable — forward loans	—	—		—	—	—	2,200	40
Pay fixed/receive variable — conventional debt	50	—		2.3	3.9	3.6	50	—
Pay fixed/receive variable — securities	10,551	(39)		2.1	3.6	4.1	10,194	(100)
Total portfolio swaps	$59,486	$(344)	(a)	2.2	3.3%	3.7%	$58,216	$(192)	(a)

Floors — forward purchased	$500	$—		0.1	—%	—%	$3,250	$—
Floors — forward sold	500	—		0.1	—	—	3,250	—
Total floors	$1,000	$—		—	—%	—%	$6,500	$—

(a)Excludes accrued interest of $197 million at March 31, 2026, and accrued interest of $173 million at December 31, 2025.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics, disruptive political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. For a discussion of certain risks which may impact our liquidity, see Part I, Item 1A. "Risk Factors" on pages 25-43 of our 2025 Form 10-K. For more information on recent liquidity activity, see the header "Our liquidity position and recent activity" in this report below.

Our credit ratings and rating agency outlooks at March 31, 2026, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

March 31, 2026	Outlook	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Stable	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Positive	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	Stable	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Stable	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Positive	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	Stable	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 75% as of March 31, 2026. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Additionally, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a stress period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at March 31, 2026, and December 31, 2025. As of March 31, 2026, our secured term borrowings were $6.1 billion, an increase compared to the fourth quarter of 2025 to fund seasonal deposit outflows and strong loan growth during the quarter.

Figure 25. Available Contingent Liquidity

Dollars in billions	March 31, 2026	December 31, 2025
Available contingent liquidity:
Unpledged securities	$29.5	$29.4
Net balances of federal funds sold and balances in our Federal Reserve account	11.6	9.3
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	41.9	39.5
Unused secured borrowing capacity at the FHLB	13.1	18.9
Total	$96.1	$97.0

Liquidity programs

We have several liquidity programs, which are described in “Liquidity Risk Management” beginning on page 82 of our 2025 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced, as necessary. There are no restrictive financial covenants in any of these programs.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from

KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities and dividends for the next 24 months. At March 31, 2026, KeyCorp held $5.4 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with the proceeds from term debt issuances. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2026, KeyBank paid $570 million in cash dividends to KeyCorp. As of March 31, 2026, KeyBank had regulatory capacity to pay $795 million in dividends to KeyCorp without prior regulatory approval.

On January 28, 2026, KeyCorp issued notes under the MTN program. KeyCorp issued $750 million of 5.305% Fixed-to-Floating Rate Senior Notes due January 28, 2037. Accordingly, at March 31, 2026, there was $12.5 billion available for issuance under the Medium-Term Note Program.

There were no bank note issuances during the first quarter. At March 31, 2026, there is $20.0 billion available for issuance under the KeyBank Bank Note Program.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 48 of our 2025 Form 10-K and Part II, Item 2 of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2026, and March 31, 2025.

For more information regarding liquidity governance structure, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 82 of our 2025 Form 10-K as well as the disclosure included in Part II, Item 1A. “Risk Factors” of this report.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2025 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at March 31, 2026, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $22 million, or 1.5%, from December 31, 2025. The increase in the ALLL from continuing operations primarily reflects the addition of qualitative reserves to account for elevated economic uncertainty driven by geopolitical tensions and potential downside risks from energy price volatility. These increases were partially offset by continued improvement in the commercial portfolio mix. The commercial ALLL increased by $19 million, or 1.8%, from December 31, 2025, through March 31, 2026. Our consumer ALLL increased $3 million, or 0.9%, from December 31, 2025, through March 31, 2026. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2026			December 31, 2025
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$767	52.9%	55.5%	$745	50.6%	54.1%
Commercial real estate:
Commercial mortgage	253	17.5	12.9	252	19.2	12.9
Construction	51	3.5	2.6	55	3.5	2.7
Total commercial real estate loans	304	21.0	15.5	307	22.7	15.6
Commercial lease financing	26	1.8	2.0	26	1.7	2.1
Total commercial loans	1,097	75.7	73.0	1,078	75.0	71.8
Real estate — residential mortgage	69	4.8	16.9	66	4.7	17.6
Home equity loans	51	3.5	5.1	52	4.7	5.3
Other consumer loans	148	10.2	4.1	149	9.9	4.4
Credit cards	84	5.8	0.9	82	5.7	0.9
Total consumer loans	352	24.3	27.0	349	25.0	28.2
Total ALLL — continuing operations (a)	$1,449	100.0%	100.0%	$1,427	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $11 million at March 31, 2026, and $11 million at December 31, 2025.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended March 31, 2026, decreased $9 million compared to the year-ago quarter.

Figure 27. Net Loan Charge-offs (Recoveries) from Continuing Operations

	2026	2025
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$80	$62	$66	$75	$52
Commercial real estate:
Commercial mortgage	1	19	27	5	36
Construction	—	—	—	—	—
Total commercial real estate loans	1	19	27	5	36
Commercial lease financing	—	4	—	2	—
Total commercial loans	81	85	93	82	88
Real estate — residential mortgage	(1)	—	(1)	(1)	—
Home equity loans	—	—	—	(1)	—
Other consumer loans	13	12	13	11	12
Credit cards	8	7	9	11	10
Total consumer loans	20	19	21	20	22
Total net loan charge-offs	$101	$104	$114	$102	$110

Figure 28. Net Loan Charge-offs (Recoveries) to Average Loans from Continuing Operations

	2026	2025
Dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	0.55%	0.43%	0.46%	0.54%	0.40%
Commercial real estate:
Commercial mortgage	0.03	0.56	0.78	0.18	1.09
Construction	—	—	0.04	—	—
Total commercial real estate loans	0.02	0.46	0.66	0.15	0.89
Commercial lease financing	0.01	0.73	0.03	0.27	(0.01)
Total commercial loans	0.42	0.44	0.49	0.44	0.49
Real estate — residential mortgage	(0.02)	(0.01)	(0.01)	(0.02)	—
Home equity loans	—	0.05	(0.04)	(0.02)	(0.02)
Other consumer loans	1.16	0.96	0.98	0.92	0.98
Credit cards	3.77	3.44	4.00	4.24	4.69
Total consumer loans	0.28	0.26	0.26	0.25	0.29
Total net loan charge-offs to average loans	0.38%	0.39%	0.42%	0.39%	0.43%

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
Dollars in millions	2026	2025
Average loans outstanding	$107,737	$104,354
Allowance for loan and lease losses at beginning of period	$1,427	$1,409
Loans charged off:
Commercial and industrial	$90	$62
Commercial real estate:
Commercial mortgage	1	36
Construction	—	—
Total commercial real estate loans(a)	1	36
Commercial lease financing	—	—
Total commercial loans	91	98
Real estate — residential mortgage	—	1
Home equity loans	1	1
Other consumer loans	15	14
Credit cards	10	12
Total consumer loans	26	28
Total loans charged off	117	126
Recoveries:
Commercial and industrial	10	10
Commercial real estate:
Commercial mortgage	—	—
Construction	—	—
Total commercial real estate loans(a)	—	—
Commercial lease financing	—	—
Total commercial loans	10	10
Real estate — residential mortgage	1	1
Home equity loans	1	1
Other consumer loans	2	2
Credit cards	2	2
Total consumer loans	6	6
Total recoveries	16	16
Net loan charge-offs	(101)	(110)
Provision (credit) for loan and lease losses	123	130
Allowance for loan and lease losses at end of period	$1,449	$1,429
Liability for credit losses on lending-related commitments at beginning of period	$313	$290
Provision (credit) for losses on lending-related commitments	(17)	(12)
Other	—	—
Liability for credit losses on lending-related commitments at end of period(b)	$296	$278
Total allowance for credit losses at end of period	$1,745	$1,707
Net loan charge-offs to average total loans	0.38%	0.43%
Allowance for loan and lease losses to period-end loans	1.33	1.36
Allowance for credit losses to period-end loans	1.60	1.63
Allowance for loan and lease losses to nonperforming loans	212.5	208.3
Allowance for credit losses to nonperforming loans	255.9	248.8

Discontinued operations — education lending business:
Loans charged off	$1	$1
Recoveries	—	—
Net loan charge-offs	$(1)	$(1)

(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at March 31, 2026, increased $65 million from December 31, 2025. The increase was driven by two idiosyncratic exposures within the utilities and multifamily real estate sectors. Management does not view this activity as indicative of broader credit deterioration, and these exposures are actively managed and well reserved.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2025 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Commercial and industrial	$284	$256	$253	$280	$288
Commercial real estate:
Commercial mortgage	190	157	214	226	206
Construction	—	—	—	—	—
Total commercial real estate loans(a)	190	157	214	226	206
Commercial lease financing	6	7	—	—	—
Total commercial loans(b)	480	420	467	506	494
Real estate — residential mortgage	115	104	98	95	94
Home equity loans	76	80	82	84	87
Other consumer loans	4	4	4	4	4
Credit cards	7	7	7	7	7
Total consumer loans	202	195	191	190	192
Total nonperforming loans	682	615	658	696	686
OREO	10	9	10	11	14
Nonperforming loans held for sale	—	3	—	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$692	$627	$668	$707	$700
Accruing loans past due 90 days or more	$153	$99	$110	$74	$86
Accruing loans past due 30 through 89 days	137	220	254	266	281
Nonperforming assets from discontinued operations — education lending business	2	2	2	2	1
Nonperforming loans to period-end portfolio loans	0.62%	0.58%	0.62%	0.65%	0.65%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	0.63	0.59	0.63	0.66	0.67
(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2026	2025
Dollars in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$615	$658	$696	$686	$758
Loans placed on nonaccrual status	253	248	210	233	170
Charge-offs	(117)	(124)	(140)	(127)	(126)
Loans sold	(2)	(7)	(13)	—	—
Payments	(37)	(124)	(68)	(74)	(57)
Transfers to OREO	(1)	(1)	(1)	(1)	(2)
Loans returned to accrual status	(29)	(35)	(26)	(21)	(57)
Balance at end of period	$682	$615	$658	$696	$686

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

Cybersecurity

For information on our cybersecurity risk management and governance practices, please see Item 1C. Cybersecurity beginning on page 44 of our 2025 Form 10-K.

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

		Three months ended
Dollars in millions		3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Net interest income (GAAP)		$1,222	$1,215	$1,184	$1,141	$1,096
Add:	Taxable-equivalent adjustment	8	8	9	9	9
	Noninterest income (GAAP)	723	782	702	690	668
Less:	Noninterest expense (GAAP)	1,181	1,241	1,177	1,154	1,131
	Pre-provision net revenue from continuing operations (non-GAAP)	$772	$764	$718	$686	$642

Net income (loss) attributable to Key common shareholders (GAAP)		$486	$475	$453	$389	$369

Average Key shareholders’ equity (GAAP)		$20,392	$20,388	$19,664	$19,268	$18,632
Less:	Intangible assets (average)	2,758	2,762	2,767	2,772	2,777
	Preferred stock (average)	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP) (A)	$15,134	$15,126	$14,397	$13,996	$13,355

Key shareholders’ equity (GAAP)		$19,987	$20,381	$20,102	$19,484	$19,003
Less:	Intangible assets	2,757	2,760	2,765	2,770	2,774
	Preferred stock (a)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP) (B)	$14,784	$15,175	$14,891	$14,268	$13,783

Total assets (GAAP)		$188,663	$184,381	$187,409	$185,499	$188,691
Less:	Intangible assets	2,757	2,760	2,765	2,770	2,774
	Tangible assets (non-GAAP) (C)	$185,906	$181,621	$184,644	$182,729	$185,917

Tangible common equity to tangible assets ratio (non-GAAP) (B/C)		8.0%	8.4%	8.1%	7.8%	7.4%

Income (loss) from continuing operations attributable to Key common shareholders (GAAP) (D)		$486	$474	$454	$387	$370
Return on average tangible common equity from continuing operations (non-GAAP) (D/A)		13.0%	12.4%	12.5%	11.1%	11.2%

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

	Three months ended
Dollars in millions	3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Adjusted noninterest expense
Noninterest expense (GAAP)	$1,181	$1,241	$1,177	$1,154	$1,131
Adjustments:
FDIC special assessment (other expense)	—	21	5	—	—
Adjusted noninterest expense (non-GAAP)	$1,181	$1,262	$1,182	$1,154	$1,131

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 91 of our 2025 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

In our opinion, some accounting policies are more likely than others to have a critical effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may prove to be inaccurate, or we may find it necessary to change them. We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 95 of our 2025 Form 10-K. During the three months ended March 31, 2026, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2026

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 and ASU 2025-01 Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance could be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans	January 1, 2027 Early adoption is permitted.	This guidance expands the types of acquired financial assets that must use the gross‑up approach under ASC 326. Certain non‑PCD loans considered “seasoned” are now accounted for using the gross‑up approach at acquisition. All non‑PCD loans acquired in a business combination are considered “seasoned” and other acquired loans are considered “seasoned” if they were purchased at least 90 days after origination and the acquirer did not originate the loans.

		This guidance must be applied prospectively to loans that are acquired on or after the initial application date.	While we are currently evaluating the impact of this guidance on its financial condition and results of operations, we would also assess for early adoption upon any applicable future activity.
ASU 2025-09 Derivatives and Hedging (Topic 815) Hedge Accounting Improvements	January 1, 2027 Early adoption is permitted.	The accounting update expands cash flow hedge accounting by allowing the grouping of forecasted transactions with similar risk exposures. It introduces a model that allows entities to hedge forecasted interest payments on certain variable rate debt using simplified assumptions. The guidance also broadens hedge accounting for nonfinancial forecasted transactions, permitting eligible components of spot and forward purchases or sales to be designated as hedged risks. The amendments update hedge accounting for net written options to better reflect changes in interest rate markets proceeding the discontinuation of LIBOR. Further, this new guidance improves accounting for dual hedge strategies involving foreign currency debt by eliminating recognition mismatches and better reflecting the economics of combined interest rate and foreign exchange risk management.

		The guidance should be applied on a prospective basis.	We will early adopt this guidance within the first half of 2026 and do not expect it to have a material impact on our financial condition or results of operations.
ASU 2025-06 - Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)	January 1, 2028 Early adoption permitted.	The guidance revises the accounting for internal-use software by replacing prescriptive development stage guidance with a principle-based capitalization threshold. Entities are required to begin capitalizing costs when management commits funding and it is probable the software will be completed and used as intended.

		This guidance may be applied on a prospective, retrospective or modified retrospective basis.	Key is currently evaluating the impact of this guidance on its financial condition and results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$1,130	$1,287
Short-term investments	11,782	10,163
Trading account assets	783	1,061
Securities available for sale	38,918	39,596
Held-to-maturity securities (fair value: $8,742 and $8,313)	9,116	8,622
Other investments	1,204	949
Loans, net of unearned income of $295 and $303	109,190	106,541
Less: Allowance for loan and lease losses	(1,449)	(1,427)
Net loans	107,741	105,114
Loans held for sale (a)	876	1,077
Premises and equipment	618	628
Goodwill	2,752	2,752
Other intangible assets	5	8
Corporate-owned life insurance	4,439	4,432
Accrued income and other assets	9,100	8,481
Discontinued assets	199	211
Total assets	$188,663	$184,381
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$120,220	$121,100
Noninterest-bearing deposits	27,595	27,613
Total deposits	147,815	148,713
Federal funds purchased and securities sold under repurchase agreements	34	13
Bank notes and other short-term borrowings	6,149	1,071
Accrued expense and other liabilities	3,801	4,286
Long-term debt	10,877	9,917
Total liabilities	168,676	164,000
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	5,981	6,035
Retained earnings	15,622	15,359
Treasury stock, at cost (169,409,323 and 154,301,387 shares)	(3,152)	(2,810)
Accumulated other comprehensive income (loss)	(2,221)	(1,960)
Total equity	19,987	20,381
Total liabilities and equity	$188,663	$184,381

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $100 million at March 31, 2026, and $149 million at December 31, 2025.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2026	2025
INTEREST INCOME
Loans	$1,416	$1,401
Loans held for sale	14	14
Securities available for sale	370	392
Held-to-maturity securities	86	63
Trading account assets	11	17
Short-term investments	103	174
Other investments	5	9
Total interest income	2,005	2,070
INTEREST EXPENSE
Deposits	598	753
Federal funds purchased and securities sold under repurchase agreements	14	1
Bank notes and other short-term borrowings	20	27
Long-term debt	151	193
Total interest expense	783	974
NET INTEREST INCOME	1,222	1,096
Provision for credit losses	106	118
Net interest income after provision for credit losses	1,116	978
NONINTEREST INCOME
Trust and investment services income	157	139
Investment banking and debt placement fees	197	175
Cards and payments income	86	82
Service charges on deposit accounts	77	69
Corporate services income	71	65
Commercial mortgage servicing fees	62	76
Corporate-owned life insurance income	34	33
Consumer mortgage income	13	13
Operating lease income and other leasing gains	8	9
Other income	18	7
Total noninterest income	723	668
NONINTEREST EXPENSE
Personnel	743	680
Net occupancy	68	67
Computer processing	111	107
Business services and professional fees	36	40
Equipment	19	20
Operating lease expense	7	11
Marketing	18	21
Other expense	179	185
Total noninterest expense	1,181	1,131
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	658	515
Income taxes	136	109
INCOME (LOSS) FROM CONTINUING OPERATIONS	522	406
Income (loss) from discontinued operations	—	(1)
NET INCOME (LOSS)	$522	$405
Income (loss) from continuing operations attributable to Key common shareholders	$486	$370
Net income (loss) attributable to Key common shareholders	486	369
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.34
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.45	.34
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.33
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (a)	.44	.33

Weighted-average Common Shares outstanding (000)	1,084,277	1,096,654
Effect of Common Share options and other stock awards	10,091	9,486
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	1,094,368	1,106,140

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended March 31,
(Unaudited)	2026	2025
Net income (loss)	$522	$405
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $55 and $(136)	(172)	424
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $29 and $(62)	(91)	193
Net pension and postretirement benefit costs, net of income taxes of $(1) and $(21)	2	66
Total other comprehensive income (loss), net of tax	(261)	683
Comprehensive income (loss) attributable to Key	$261	$1,088

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2025	1,996	1,102,401	$2,500	$1,257	$6,035	$15,359	$(2,810)	$(1,960)	$20,381
Net income (loss)						522			522
Other comprehensive income (loss)								(261)	(261)
Deferred compensation					(2)				(2)
Cash dividends declared
Common Shares ($.205 per share)						(223)			(223)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(9)			(9)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Series H Preferred Stock ($.387500 per depositary share)						(8)			(8)
Common Share repurchases (a)		(17,969)			—		(389)		(389)
Employee equity compensation program Common Share repurchases		(2,164)			—		(46)		(46)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,025			(52)		93		41
BALANCE AT MARCH 31, 2026	1,996	1,087,293	$2,500	$1,257	$5,981	$15,622	$(3,152)	$(2,221)	$19,987

(a) Includes open market repurchases and shares purchased pursuant to the share repurchase agreement with Scotiabank.
See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176
Net income (loss)						405			405
Other comprehensive income (loss)								683	683
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.205 per share)						(229)			(229)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(1,958)			—		(35)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,158			(91)		131		40
BALANCE AT MARCH 31, 2025	1,996	1,111,986	$2,500	$1,257	$5,946	$14,724	$(2,637)	$(2,787)	$19,003

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Three months ended March 31,
(Unaudited)	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$522	$405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	106	118
Depreciation, amortization, and accretion, net	(5)	3
Increase in cash surrender value of corporate-owned life insurance	(30)	(29)
Stock-based compensation expense	31	30
Deferred income taxes (benefit)	53	30
Proceeds from sales of loans held for sale	2,237	1,725
Originations of loans held for sale, net of repayments	(2,010)	(1,702)
Net losses (gains) on sales of loans held for sale	(36)	(30)
Net losses (gains) on leased equipment	1	4
Net change in:
Trading account assets	278	(13)
Accrued income and other assets	(643)	(189)
Accrued expense and other liabilities	(520)	(792)
Other operating activities, net	(46)	300
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(62)	(140)
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(1,619)	2,155
Purchases of securities available for sale	(1,378)	(3,970)
Proceeds from sales of securities available for sale	650	—
Proceeds from prepayments and maturities of securities available for sale	1,201	1,509
Proceeds from prepayments and maturities of held-to-maturity securities	377	236
Purchases of held-to-maturity securities	(869)	—
Net decrease (increase) in other investments	(255)	(7)
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,745)	(679)
Proceeds from sales of portfolio loans	35	36
Proceeds from corporate-owned life insurance	23	19
Purchases of premises, equipment, and software	(12)	(10)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,592)	(711)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(898)	977
Net increase (decrease) in short-term borrowings	5,099	206
Net proceeds from issuance of long-term debt	1,059	833
Payments on long-term debt	(74)	(701)
Open market Common Share repurchases	(389)	—
Employee equity compensation program Common Share repurchases	(46)	(35)
Net proceeds from reissuance of Common Shares	5	2
Cash dividends paid	(259)	(265)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,497	1,017
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(157)	166
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,287	1,743
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,130	$1,909
Additional disclosures relative to cash flows:
Interest paid	$754	$938
Income taxes paid (refunded)	43	(1)
Noncash items:
Reduction of secured borrowing and related collateral	$—	$1
Loans transferred to portfolio from held for sale	13	—
Loans transferred to held for sale from portfolio	—	6
Loans transferred to OREO	1	2

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2025 Form 10-K.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
Dollars in millions, except per share amounts	2026	2025
EARNINGS
Income (loss) from continuing operations	$522	$406
Less: Dividends on Preferred Stock	36	36
Income (loss) from continuing operations attributable to Key common shareholders	486	370
Income (loss) from discontinued operations, net of taxes	—	(1)
Net income (loss) attributable to Key common shareholders	$486	$369
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,084,277	1,096,654
Effect of Common Share options and other stock awards(a)	10,091	9,486
Weighted-average Common Shares and potential Common Shares outstanding (000)(b)	1,094,368	1,106,140
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.34
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (c)	.45	.34

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.44	$.33
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders—assuming dilution(c)	.44	.33
(a)For periods ended in a loss from continuing operations attributable to Key common shareholders, anti-dilutive instruments have been excluded from the calculation of diluted earnings per share.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

Dollars in millions	March 31, 2026	December 31, 2025
Commercial and industrial (b)	$60,651	$57,688
Commercial real estate:
Commercial mortgage	14,144	13,707
Construction	2,801	2,844
Total commercial real estate loans	16,945	16,551
Commercial lease financing	2,200	2,270
Total commercial loans	79,796	76,509

Real estate — residential mortgage	18,483	18,732
Home equity loans	5,528	5,703
Total residential loans	24,011	24,435
Other consumer loans	4,477	4,644
Credit cards	906	953
Total consumer loans	29,394	30,032
Total loans (c)	$109,190	$106,541

(a)Accrued interest of $443 million and $459 million at March 31, 2026, and December 31, 2025, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $207 million and $205 million of commercial credit card balances at March 31, 2026, and December 31, 2025, respectively.
(c)Total loans exclude loans of $194 million at March 31, 2026, and $205 million at December 31, 2025, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

We have access to secured borrowings from the Federal Reserve and advances from the FHLB. As of March 31, 2026 and December 31, 2025, loans and leases totaling $73.9 billion and $71.0 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2025 Form 10-K.

The ALLL at March 31, 2026, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2026:

Dollars in millions	December 31, 2025	Provision		Charge-offs	Recoveries	March 31, 2026
Commercial and Industrial	$745	$102		$(90)	$10	$767
Commercial real estate:
Real estate — commercial mortgage	252	2		(1)	—	253
Real estate — construction	55	(4)		—	—	51
Total commercial real estate loans	307	(2)		(1)	—	304
Commercial lease financing	26	—		—	—	26
Total commercial loans	1,078	100		(91)	10	1,097
Real estate — residential mortgage	66	2		—	1	69
Home equity loans	52	(1)		(1)	1	51
Other consumer loans	149	12		(15)	2	148
Credit cards	82	10		(10)	2	84
Total consumer loans	349	23		(26)	6	352
Total ALLL — continuing operations	1,427	123	(a)	(117)	16	1,449
Discontinued operations	11	1		(1)	—	11
Total ALLL — including discontinued operations	$1,438	$124		$(118)	$16	$1,460

(a)Excludes a credit related to reserves on lending-related commitments of $17 million.

Three months ended March 31, 2025:

Dollars in millions	December 31, 2024	Provision		Charge-offs	Recoveries	March 31, 2025
Commercial and Industrial	$639	$82		$(62)	$10	$669
Commercial real estate:
Real estate — commercial mortgage	320	13		(36)	—	297
Real estate — construction	51	6		—	—	57
Total commercial real estate loans	371	19		(36)	—	354
Commercial lease financing	27	7		—	—	34
Total commercial loans	1,037	108		(98)	10	1,057
Real estate — residential mortgage	90	(19)		(1)	1	71
Home equity loans	70	5		(1)	1	75
Other consumer loans	136	19		(14)	2	143
Credit cards	76	17		(12)	2	83
Total consumer loans	372	22		(28)	6	372
Total ALLL — continuing operations	1,409	130	(a)	(126)	16	1,429
Discontinued operations	13	1		(1)	—	13
Total ALLL — including discontinued operations	$1,422	$131		$(127)	$16	$1,442

(a)Excludes a credit related to reserves on lending-related commitments of $12 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2025 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20-year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Economic Outlook

As of March 31, 2026, the economy continues to be resilient, but growth is weakening, inflationary pressures continue, and geopolitical uncertainty is elevated due to the ongoing military conflicts, including with Iran.

We utilized the Moody’s February 2026 Consensus forecast as the baseline forecast to estimate our expected credit losses as of March 31, 2026. This baseline scenario reflects slowing growth over the next two years, but no recession. U.S. GDP is expected to slow to an annual growth rate of 2.0% by mid-2026 and remain at that level for 2027. The expected National Unemployment Rate is forecasted at 4.5% over 2026. The U.S. Consumer Price Index is forecasted to remain close to 3% through 2026.

Evolving market conditions may not be fully captured in the baseline forecast as of quarter-end. The geopolitical environment remains both uncertain and complex, which poses potential downside-risks to the economic outlook over the next two years, although to what extent remains highly uncertain. These economic uncertainties were addressed through a qualitative reserve increase, which leveraged downside economic assumptions.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our March 31, 2026 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased $19 million, or 1.8%, from December 31, 2025. The increasing reserve levels are reflective of the elevated economic uncertainty due to geopolitical tensions and the potential downsides from energy price volatility. These reserve increases are partially offset by continued improvement in the commercial portfolio mix.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $3 million, or 0.9%,from December 31, 2025. The stable reserve levels are reflective of economic uncertainty impacts, offset by loan runoff and continued strong credit performance, particularly for the residential mortgage loan book which represents the largest segment of the consumer portfolio.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of March 31, 2026	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2026	2025	2024	2023	2022	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$3,017	$9,648	$5,707	$2,203	$4,832	$5,959	$25,593	$193	$57,152
Criticized (Accruing)	2	181	188	193	455	719	1,467	10	3,215
Criticized (Nonaccruing)	—	1	7	12	36	51	175	2	284
Total commercial and industrial	3,019	9,830	5,902	2,408	5,323	6,729	27,235	205	60,651
Current year gross write-offs	—	—	—	4	12	6	68	—	90
Real estate — commercial mortgage
Risk Rating:
Pass	640	3,282	813	578	1,762	4,262	1,501	29	12,867
Criticized (Accruing)	—	47	105	73	373	467	14	8	1,087
Criticized (Nonaccruing)	—	—	16	7	93	70	4	—	190
Total real estate — commercial mortgage	640	3,329	934	658	2,228	4,799	1,519	37	14,144
Current year gross write-offs	—	—	—	—	1	—	—	—	1
Real estate — construction
Risk Rating:
Pass	5	612	641	633	239	152	268	—	2,550
Criticized (Accruing)	—	7	—	75	41	125	—	3	251
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	5	619	641	708	280	277	268	3	2,801
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	87	309	221	269	393	807	—	—	2,086
Criticized (Accruing)	—	3	4	23	52	26	—	—	108
Criticized (Nonaccruing)	—	—	—	5	1	—	—	—	6
Total commercial lease financing	87	312	225	297	446	833		—	2,200
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Total commercial loans	$3,751	$14,090	$7,702	$4,071	$8,277	$12,638	$29,022	$245	$79,796
Total commercial loan current period gross write-offs	$—	$—	$—	$4	$13	$6	$68	$—	$91

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$9,473	$5,864	$2,263	$5,313	$2,648	$4,115	$24,267	$174	$54,117
Criticized (Accruing)	139	218	171	463	259	493	1,535	37	3,315
Criticized (Nonaccruing)	1	14	18	54	21	33	115	—	256
Total commercial and industrial	9,613	6,096	2,452	5,830	2,928	4,641	25,917	211	57,688
Current year gross write-offs	13	27	22	27	8	28	187	—	312
Real estate — commercial mortgage
Risk Rating:
Pass	3,246	826	651	1,911	1,519	2,997	1,366	29	12,545
Criticized (Accruing)	8	99	60	326	237	246	20	9	1,005
Criticized (Nonaccruing)	—	16	3	95	31	9	3	—	157
Total real estate — commercial mortgage	3,254	941	714	2,332	1,787	3,252	1,389	38	13,707
Current year gross write-offs	19	14	1	18	29	10	3	—	94
Real estate — construction
Risk Rating:
Pass	468	565	771	262	130	72	296	2	2,566
Criticized (Accruing)	—	—	20	95	36	127	—	—	278
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	468	565	791	357	166	199	296	2	2,844
Current year gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	322	228	293	433	249	609	—	—	2,134
Criticized (Accruing)	5	4	26	55	18	21	—	—	129
Criticized (Nonaccruing)	—	—	5	2	—	—	—	—	7
Total commercial lease financing	327	232	324	490	267	630	—	—	2,270
Current year gross write-offs	—	—	3	1	—	2	—	—	6
Total commercial loans	$13,662	$7,834	$4,281	$9,009	$5,148	$8,722	$27,602	$251	$76,509
Total commercial loan current period gross write-offs	$32	$41	$26	$46	$37	$40	$190	$—	$412

(a)Accrued interest of $322 million and $338 million as of March 31, 2026, and December 31, 2025, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of March 31, 2026	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2026	2025	2024	2023	2022	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$91	$329	$172	$561	$5,152	$9,753	$—	$—	$16,058
660 to 749	25	64	47	97	587	1,186	—	—	2,006
Less than 660	1	4	14	28	105	251	—	—	403
No Score	—	2	2	1	1	8	2	—	16
Total real estate — residential mortgage	117	399	235	687	5,845	11,198	2	—	18,483
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Home equity loans
FICO Score:
750 and above	17	43	24	22	114	1,782	1,720	167	3,889
660 to 749	3	16	12	11	37	385	672	52	1,188
Less than 660	—	2	4	6	15	149	249	21	446
No Score	—	—	—	—	—	1	4	—	5
Total home equity loans	20	61	40	39	166	2,317	2,645	240	5,528
Current period gross write-offs	—	—	—	—	—	—	1	—	1
Other consumer loans
FICO Score:
750 and above	42	161	65	94	945	1,545	76	—	2,928
660 to 749	27	100	44	68	208	374	163	—	984
Less than 660	2	19	11	19	52	95	52	—	250
No Score	1	9	8	5	9	18	265	—	315
Total consumer direct loans	72	289	128	186	1,214	2,032	556	—	4,477
Current period gross write-offs	—	1	1	2	3	5	3	—	15
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	444	—	444
660 to 749	—	—	—	—	—	—	353	—	353
Less than 660	—	—	—	—	—	—	108	—	108
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	906	—	906
Current period gross write-offs	—	—	—	—	—	—	10	—	10
Total consumer loans	$209	$749	$403	$912	$7,225	$15,547	$4,109	$240	$29,394
Total consumer loan current period gross write-offs	$—	$1	$1	$2	$3	$5	$14	$—	$26

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$358	$224	$607	$5,342	$6,738	$3,403	$—	$—	$16,672
660 to 749	69	36	86	504	582	420	—	—	1,697
Less than 660	2	11	23	87	73	149	—	—	345
No Score	2	2	2	1	—	9	2	—	18
Total real estate — residential mortgage	431	273	718	5,934	7,393	3,981	2	—	18,732
Current period gross write-offs	—	—	—	—	—	2	—	—	2
Home equity loans
FICO Score:
750 and above	43	26	23	117	676	1,164	1,749	179	3,977
660 to 749	18	13	13	41	149	258	718	58	1,268
Less than 660	2	3	5	15	44	109	253	21	452
No Score	—	—	—	—	—	1	5	—	6
Total home equity loans	63	42	41	173	869	1,532	2,725	258	5,703
Current period gross write-offs	—	—	—	—	—	—	2	—	2
Other consumer loans
FICO Score:
750 and above	175	73	104	986	1,032	595	81	—	3,046
660 to 749	112	48	74	220	218	179	172	—	1,023
Less than 660	17	12	21	54	52	46	54	—	256
No Score	12	8	5	10	13	6	265	—	319
Total consumer direct loans	316	141	204	1,270	1,315	826	572	—	4,644
Current period gross write-offs	4	5	7	9	9	7	15	—	56
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	479	—	479
660 to 749	—	—	—	—	—	—	364	—	364
Less than 660	—	—	—	—	—	—	108	—	108
No Score	—	—	—	—	—	—	2	—	2
Total credit cards	—	—	—	—	—	—	953	—	953
Current period gross write-offs	—	—	—	—	—	—	45	—	45
Total consumer loans	$810	$456	$963	$7,377	$9,577	$6,339	$4,252	$258	$30,032
Total consumer current period gross write-offs	$4	$5	$7	$9	$9	$9	$62	$—	$105

(a)Accrued interest of $122 million and $121 million as of March 31, 2026, and December 31, 2025, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2025 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2026, and December 31, 2025, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of March 31, 2026	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$60,272	$27	$28	$40	$284	$379	$60,651
Commercial real estate:
Commercial mortgage	13,861	2	3	88	190	283	14,144
Construction	2,800	—	—	1	—	1	2,801
Total commercial real estate loans	16,661	2	3	89	190	284	16,945
Commercial lease financing	2,192	1	—	1	6	8	2,200
Total commercial loans	$79,125	$30	$31	$130	$480	$671	$79,796
Real estate — residential mortgage	$18,350	$11	$7	$—	$115	$133	$18,483
Home equity loans	5,423	18	6	5	76	105	5,528
Other consumer loans	4,440	16	9	8	4	37	4,477
Credit cards	880	5	4	10	7	26	906
Total consumer loans	$29,093	$50	$26	$23	$202	$301	$29,394
Total loans	$108,218	$80	$57	$153	$682	$972	$109,190

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $443 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $54 million in Commercial mortgage and $6 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
(d)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

As of December 31, 2025	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$57,336	$38	$17	$41	$256	$352	$57,688
Commercial real estate:
Commercial mortgage	13,450	47	20	33	157	257	13,707
Construction	2,843	—	—	1	—	1	2,844
Total commercial real estate loans	16,293	47	20	34	157	258	16,551
Commercial lease financing	2,260	3	—	—	7	10	2,270
Total commercial loans	$75,889	$88	$37	$75	$420	$620	$76,509
Real estate — residential mortgage	$18,593	$21	$14	$—	$104	$139	$18,732
Home equity loans	5,593	18	7	5	80	110	5,703
Other consumer loans	4,606	15	10	9	4	38	4,644
Credit cards	926	6	4	10	7	27	953
Total consumer loans	$29,718	$60	$35	$24	$195	$314	$30,032
Total loans	$105,607	$148	$72	$99	$615	$934	$106,541

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

At March 31, 2026, the carrying amount of our commercial nonperforming loans outstanding represented 72% of their original contractual amount owed, total nonperforming loans outstanding represented 78% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $12 million for the three months ended March 31, 2026, respectively, and $13 million for the three months ended March 31, 2025, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $251 million at March 31, 2026 and $386 million at December 31, 2025.

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

At March 31, 2026 and March 31, 2025, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was $65 million and $68 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2026.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The ALLL for loans modified for borrowers experiencing financial difficulty is determined based on Key’s ALLL policy as described within Note 1 (“Summary of Significant Accounting Policies”) beginning on page 109 of our 2025 Form 10-K.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months of the noted periods. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of March 31, 2026, there were 124 loans totaling $20 million in a trial modification period. As of March 31, 2025, there were 98 loans totaling $15 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $98 million and $77 million at March 31, 2026 and March 31, 2025, respectively.

As of March 31, 2026	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$2	$271	$27	$47	$347	0.57%
Commercial real estate:
Commercial mortgage	—	140	18	53	211	1.49
Total commercial real estate loans	—	140	18	53	211	1.25
Total commercial loans	$2	$411	$45	$100	$558	0.70%

Real estate — residential mortgage	$2	$1	$—	$6	$9	0.05%
Home equity loans	3	1	1	3	8	0.14
Other consumer loans	—	2	—	2	4	0.09
Credit cards	—	—	—	3	3	0.33
Total consumer loans	$5	$4	$1	$14	$24	0.08%
Total loans	$7	$415	$46	$114	$582	0.53%

As of March 31, 2025	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$150	$60	$17	$227	0.42%
Commercial real estate:
Commercial mortgage	—	306	21	—	327	2.47
Construction	—	49	—	—	49	1.67
Total commercial real estate loans	—	355	21	—	376	2.33
Total commercial loans	$—	$505	$81	$17	$603	0.82%

Real estate — residential mortgage	$1	$—	$—	$13	$14	0.07%
Home equity loans	4	1	1	6	12	0.19
Other consumer loans	—	3	—	2	5	0.10
Credit cards	—	—	—	4	4	0.44
Total consumer loans	$5	$4	$1	$25	$35	0.11%
Total loans	$5	$509	$82	$42	$638	0.61%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods. For the three months ended March 31, 2026, the weighted-average interest rate change for commercial and industrial loans was comprised solely of modifications of commercial credit card balances.

Three months ended March 31, 2026	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(12.83)%	0.77
Commercial mortgage	—%	0.29
Real estate — residential mortgage	(2.00)%	6.87
Home equity loans	(1.67)%	8.83
Other consumer loans	(5.51)%	1.30
Credit cards	(20.99)%	0.25

Three months ended March 31, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(22.20)%	0.47
Commercial mortgage	—%	0.52
Real estate — residential mortgage	(1.45)%	5.24
Home equity loans	(1.83)%	6.05
Other consumer loans	(3.22)%	0.40
Credit cards	(2.22)%	0.25

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

Three months ended March 31, 2026
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial real estate
Commercial mortgage	$—	$39	$2	$—	$41
Total commercial real estate loans	—	39	2	—	41
Total commercial loans	—	39	2	—	41
Home equity loans	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$39	$2	$1	$42

Three months ended March 31, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial real estate
Commercial mortgage	$—	$19	$—	$—	$19
Total commercial real estate loans	—	19	—	—	19
Total commercial loans	—	19	—	—	19
Credit cards	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$19	$—	$1	$20

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the amortized cost as of March 31, 2026, of loans modified during the 12 months then ended, by aging.

As of March 31, 2026	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$338	$4	$5	$347
Commercial real estate
Commercial mortgage	167	—	44	211
Total commercial real estate loans	167	—	44	211
Total commercial loans	$505	$4	$49	$558
Real estate — residential mortgage	$8	$1	$—	$9
Home equity loans	7	—	1	8
Other consumer loans	4	—	—	4
Credit cards	3	—	—	3
Total consumer loans	$22	$1	$1	$24
Total loans	$527	$5	$50	$582

The following table presents the amortized cost as of March 31, 2025, of loans modified during the twelve months then ended, by aging.

As of March 31, 2025	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$207	$8	$12	$227
Commercial real estate
Commercial mortgage	256	50	21	327
Construction	49	—	—	49
Total commercial real estate loans	305	50	21	376
Total commercial loans	$512	$58	$33	$603
Real estate — residential mortgage	$14	$—	$—	$14
Home equity loans	10	1	1	12
Other consumer loans	5	—	—	5
Credit cards	4	—	—	4
Total consumer loans	$33	$1	$1	$35
Total loans	$545	$59	$34	$638

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

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
Dollars in millions	2026	2025
Balance at beginning of period	$313	$290
Provision (credit) for losses on lending-related commitments	(17)	(12)
Balance at end of period	$296	$278

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market of the asset or liability. Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 111 of our 2025 Form 10-K and Note 5 (“Fair Value Measurements”) beginning on page 131 of our 2025 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 5 (“Fair Value Measurements”) in our 2025 Form 10-K. The following tables present these assets and liabilities at March 31, 2026, and December 31, 2025.

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$428	$—	$428	$—	$674	$—	$674
States and political subdivisions	—	37	—	37	—	60	—	60
Other mortgage-backed securities	—	261	—	261	—	316	—	316
Other securities	1	52	—	53	—	6	—	6
Total trading account securities	1	778	—	779	—	1,056	—	1,056
Commercial loans	—	4	—	4	—	5	—	5
Total trading account assets	1	782	—	783	—	1,061	—	1,061
Securities available for sale:
U.S. Treasury, agencies and corporations	—	7,844	—	7,844	—	7,886	—	7,886
Agency residential collateralized mortgage obligations	—	8,249	—	8,249	—	8,565	—	8,565
Agency residential mortgage-backed securities	—	18,933	—	18,933	—	19,195	—	19,195
Agency commercial mortgage-backed securities	—	3,892	—	3,892	—	3,950	—	3,950
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	38,918	—	38,918	—	39,596	—	39,596
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	—	—	—	8	—	—	—	9
Total principal investments	—	—	—	8	—	—	—	9
Equity investments:
Direct	—	—	2	2	—	—	3	3
Direct (measured at NAV) (a)	—	—	—	76	—	—	—	71
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	3
Total equity investments	—	—	2	81	—	—	3	77
Total other investments	—	—	2	89	—	—	3	86
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	100	—	100	—	149	—	149
Derivative assets:
Interest rate	—	117	(2)	115	—	135	(3)	132
Foreign exchange	58	32	—	90	39	44	—	83
Commodity	—	406	—	406	—	249	—	249
Other	—	51	1	52	—	7	1	8
Derivative assets	58	606	(1)	663	39	435	(2)	472
Netting adjustments (b)	—	—	—	(295)	—	—	—	(297)
Total derivative assets	58	606	(1)	368	39	435	(2)	175
Total assets on a recurring basis at fair value	$59	$40,406	$12	$40,269	$39	$41,241	$12	$41,078
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$621	$278	$—	$899	$412	$409	$—	$821
Derivative liabilities:
Interest rate	—	582	—	582	—	577	—	577
Foreign exchange	52	32	—	84	36	44	—	80
Commodity	—	394	—	394	—	237	—	237
Credit	—	1	—	1	—	8	—	8
Other	—	15	1	16	—	25	—	25
Derivative liabilities	52	1,024	1	1,077	36	891	—	927
Netting adjustments (b)	—	—	—	(485)	—	—	—	(274)
Total derivative liabilities	52	1,024	1	592	36	891	—	653
Total liabilities on a recurring basis at fair value	$673	$1,302	$1	$1,491	$448	$1,300	$—	$1,474

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

The fair value and related unfunded commitments of our indirect principal investments and direct equity investments measured at net asset value as a practical expedient at March 31, 2026, was $8 million and $52 million, respectively.

Changes in Level 3 Fair Value Measurements

The change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2026, and March 31, 2025 was not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 5 (“Fair Value Measurements”) in our 2025 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2026, and December 31, 2025.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2026, and December 31, 2025:

	March 31, 2026				December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$116	$116	$—	$—	$56	$56
Accrued income and other assets	—	—	12	12	—	—	32	32
Total assets on a nonrecurring basis at fair value	$—	$—	$128	$128	$—	$—	$88	$88

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2026, and December 31, 2025, the carrying amount of equity investments under this method was $475 million and $467 million, respectively. We had no adjustments or impairments for the three months ended March 31, 2026.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at March 31, 2026, and December 31, 2025, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	March 31, 2026	December 31, 2025			March 31, 2026	December 31, 2025
Recurring
Loans, net of unearned income (residential)	$11	$11	Market comparable pricing	Comparability factor	71.30 - 95.00% (84.58%)	74.30-99.00% (84.99%)
Derivative instruments:
Interest rate	(2)	(3)	Discounted cash flows	Probability of default	.02 - 100% (4.80%)	.02 - 100% (4.40%)
				Loss given default	0 - 1 (.449)	0 - 1 (.485)
Insignificant level 3 assets, net of liabilities(c)	2	4
Nonrecurring
Collateral-dependent loans	116	56	Fair value of collateral	Credit and liquidity discount	0 - 72.00% (22.00%)	0 - 100.00% (40.00%)
Accrued income and other assets: (d)
OREO and other Level 3 assets	10	8	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $2 million pertaining to mortgage servicing assets measured on a nonrecurring basis as of March 31, 2026. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2026, and December 31, 2025, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2026
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$12,912	$12,912	$—	$—	$12,912
Held-to-maturity securities (b)	9,116	—	8,742	—	8,742
Other investments (c)	1,113	—	—	1,113	1,113
Loans, net of unearned income (d)	107,730	—	—	104,569	104,569
Loans held for sale (c)	776	—	—	776	776
FINANCIAL LIABILITIES
Time deposits (e)	$11,155	$—	$11,198	$—	$11,198
Short-term borrowings (a)	5,284	—	5,284	—	5,284
Long-term debt (e)	10,877	10,025	963	—	10,988
Deposits with no stated maturity (a)	136,660	—	136,660	—	136,660

	December 31, 2025
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$11,450	$11,450	$—	$—	$11,450
Held-to-maturity securities (b)	8,622	—	8,313	—	8,313
Other investments (c)	863	—	—	863	863
Loans, net of unearned income (d)	105,103	—	—	101,946	101,946
Loans held for sale (c)	928	—	—	928	928
FINANCIAL LIABILITIES
Time deposits (e)	$12,680	$—	$12,731	$—	$12,731
Short-term borrowings (a)	263	—	263	—	263
Long-term debt (e)	9,917	9,318	$729	—	10,047
Deposits with no stated maturity (a)	136,033	—	136,033	—	136,033
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
(c)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within our 2025 Form 10-K Note 5 (“Fair Value Measurements”).
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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $194 million ($146 million at fair value) at March 31, 2026, and $205 million ($155 million at fair value) at December 31, 2025.

These assets are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

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

	March 31, 2026				December 31, 2025
Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$7,842	$28	$26	$7,844	$7,842	$61	$17	$7,886
Agency residential collateralized mortgage obligations	10,003	6	1,760	8,249	10,269	4	1,708	8,565
Agency residential mortgage-backed securities	19,308	132	507	18,933	19,451	201	457	19,195
Agency commercial mortgage-backed securities	4,243	—	351	3,892	4,284	1	335	3,950
Total securities available for sale	$41,396	$166	$2,644	$38,918	$41,846	$267	$2,517	$39,596

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,903	$4	$204	$3,703	$4,026	$8	$176	$3,858
Agency residential mortgage-backed securities	3,165	5	34	3,136	2,374	12	13	2,373
Agency commercial mortgage-backed securities	1,984	1	145	1,840	2,121	1	139	1,983
Asset-backed securities (c)	44	—	1	43	77	—	2	75
Other securities	20	—	—	20	24	—	—	24
Total held-to-maturity securities	$9,116	$10	384	$8,742	$8,622	$21	$330	$8,313

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At March 31, 2026, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $118 million and $29 million, respectively. At December 31, 2025, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $121 million and $26 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $38 million and $99 million as of March 31, 2026 and December 31, 2025, respectively. The securities being hedged are primarily U.S. Treasuries, Agency RMBS, and Agency CMBS.
(c)Amortized cost includes $41 million of securities as of March 31, 2026, and $74 million of securities as of December 31, 2025, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2026, and December 31, 2025.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
Securities available for sale:
U.S. Treasury, agencies, and corporations	$1,675	$6	$523	$20	$2,198	$26
Agency residential collateralized mortgage obligations	—	—	7,423	1,760	7,423	1,760
Agency residential mortgage-backed securities	5,860	59	3,951	448	9,811	507
Agency commercial mortgage-backed securities	109	2	3,623	349	3,732	351
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	499	8	2,814	196	3,313	204
Agency residential mortgage-backed securities	2,437	22	121	12	2,558	34
Agency commercial mortgage-backed securities	—	—	1,771	145	1,771	145
Asset-backed securities	—	—	43	1	43	1
Other securities	7	—	3	—	10	—
Total securities in an unrealized loss position	$10,587	$97	$20,272	$2,931	$30,859	$3,028
December 31, 2025
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—	$525	$17	$525	$17
Agency residential collateralized mortgage obligations	—	—	7,677	1,708	7,677	1,708
Agency residential mortgage-backed securities	1,226	7	5,583	450	6,809	457
Agency commercial mortgage-backed securities	7	—	3,777	335	3,784	335
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	240	2	3,023	174	3,263	176
Agency residential mortgage-backed securities	526	2	125	11	651	13
Agency commercial mortgage-backed securities	—	—	1,914	139	1,914	139
Asset-backed securities	—	—	75	2	75	2
Other securities	5	—	6	—	11	—
Total securities in an unrealized loss position	$2,004	$11	$22,705	$2,836	$24,709	$2,847

Based on our evaluation at March 31, 2026, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The security issuers continue to make timely principal and interest payments.

For the three months ended March 31, 2026, we had no material gross realized gains or losses from the sale of securities available for sale. For the three months ended March 31, 2025, we recognized no gross realized gains or losses from the sale of securities available for sale.

At March 31, 2026 and December 31, 2025, securities available for sale and held-to-maturity securities totaling $18.5 billion and $18.7 billion, respectively, were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at March 31, 2026. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2026	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,412	$3,420	$316	$313
Due after one through five years	10,227	9,883	2,294	2,228
Due after five through ten years	21,939	20,166	5,586	5,401
Due after ten years	5,818	5,449	920	800
Total	$41,396	$38,918	$9,116	$8,742

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

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 113 of our 2025 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2026, and December 31, 2025. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	March 31, 2026			December 31, 2025
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$60,560	$20	$2	$64,228	$(13)	$4
Derivatives not designated as hedging instruments:
Interest rate	74,208	95	580	74,994	145	573
Foreign exchange	6,180	90	84	5,767	83	80
Commodity	6,903	406	394	5,553	249	237
Credit	118	—	1	107	—	8
Other (b)	5,814	52	16	4,217	8	25
Total derivatives not designated as hedging instruments:	93,223	643	1,075	90,638	485	923
Total derivatives	153,783	663	1,077	154,866	472	927
Netting adjustments (c)	—	(295)	(485)	—	(297)	(274)
Net derivatives in the balance sheet	153,783	368	592	154,866	175	653
Other collateral (d)	—	—	(4)	—	(22)	(1)
Net derivative amounts	$153,783	$368	$588	$154,866	$153	$652

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of March 31, 2026, excess collateral that has not been offset against net derivative instrument positions totaled $246 million of cash collateral and $261 million of securities collateral posted as well as $9 million of cash collateral held. As of December 31, 2025, excess collateral that has not been offset against net derivative instrument positions totaled $165 million of cash collateral and $218 million of securities collateral posted as well as $3 million of cash collateral and $78 million of securities collateral held.
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

Fair value hedges. During the three months ended March 31, 2026, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2026, and December 31, 2025, related to cumulative basis adjustments for fair value hedges.

	March 31, 2026
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$9,185	$(228)	$(3)
Interest rate contracts	Securities Available for Sale(b)	13,147	(39)	14

	December 31, 2025
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$8,504	$(199)	$(3)
Interest rate contracts	Securities Available for Sale(b)	12,843	(100)	14
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Certain amounts are designed as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At March 31, 2026, and December 31, 2025, the amortized costs of the closed portfolios in these hedging relationships was $7 billion and $7 billion, respectively, of which $5.3 billion and $4.9 billion, respectively, were designated in a portfolio layer hedging relationship. At March 31, 2026, the cumulative basis adjustments associated with these amounts totaled $(1) million, which is comprised of $(15) million in active hedging relationships and $14 million for discontinued hedging relationships. At December 31, 2025, the cumulative basis adjustments associated with these amounts totaled $(35) million, which is comprised of $(50) million in active hedging relationships and $14 million for discontinued hedging relationships.

Cash flow hedges. During the three-month period ended March 31, 2026, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2026, we expect to reclassify an estimated $77 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2026. As of March 31, 2026, the maximum length of time over which we hedge forecasted transactions is 3.51 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2026, and March 31, 2025.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three Months Ended March 31, 2026
Total amounts presented in the consolidated statement of income	$(151)	$1,416	$370	$197

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	29	—	(61)	—
Recognized on derivatives designated as hedging instruments	(51)	—	51	—
Net income (expense) recognized on fair value hedges	$(22)	$—	$(10)	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(1)	$(36)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(36)	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three Months Ended March 31, 2025
Total amounts presented in the consolidated statement of income	$(193)	$1,401	$392	$175

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(153)	—	78	—
Recognized on derivatives designated as hedging instruments	108	—	(71)	—
Net income (expense) recognized on fair value hedges	$(45)	$—	$7	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(1)	$(93)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(93)	$—	$—

The following table summarizes the pre-tax effect of our cash flow hedges for the three-month periods ended March 31, 2026, and March 31, 2025.

Three months ended, Dollars in millions	March 31, 2026	March 31, 2025
Net Gains (Losses) Recognized in OCI
Interest income — Loans	$449	$241
Interest expense — Long-term debt	2	(1)
Total	$451	$240

Net Gains (Losses) Reclassified From AOCI Into Income
Interest income — Loans	$(36)	$(93)
Interest expense — Long-term debt	(1)	(1)
Total	$(37)	$(94)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2026, and March 31, 2025, and where they are recorded on the income statement.

	Three months ended March 31, 2026				Three months ended March 31, 2025
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	$—	$—	$8	$8	$—	$6	$14
Foreign exchange	13	—	—	13	12	—	—	12
Commodity	2	—	—	2	2	—	—	2
Credit	—	—	(8)	(8)	—	—	(12)	(12)
Other	—	2	50	52	—	—	5	5
Total net gains (losses)	$23	$2	$42	$67	$22	$—	$(1)	$21

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $45 million was netted against derivative assets on the balance sheet at March 31, 2026, compared to $103 million of cash collateral netted against derivative assets at December 31, 2025. The cash collateral netted against derivative liabilities totaled $235 million at March 31, 2026, and $80 million at December 31, 2025. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	March 31, 2026	December 31, 2025
Interest rate	$47	$82
Foreign exchange	58	39
Commodity	256	149
Other	52	8
Derivative assets before collateral	413	278
Plus(Less): Related collateral	(45)	(103)
Total derivative assets	$368	$175

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position as of March 31, 2026 and December 31, 2025. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2026, and December 31, 2025. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2026			December 31, 2025
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$4	4.66	2.49%	$9	3.62	1.76%
Total credit derivatives sold	$4	—	—	$9	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2026, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	March 31, 2026	December 31, 2025
Net derivative liabilities with credit-risk contingent features	$(130)	$(49)
Collateral posted	126	49

As of March 31, 2026, and December 31, 2025, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At March 31, 2026, and December 31, 2025, only KeyBank held derivative contracts with credit risk contingent features.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans from other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 114 of our 2025 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2026	2025
Balance at beginning of period	$577	$609
Servicing retained from loan sales	22	15
Purchases	4	4
Amortization	(31)	(31)
Balance at end of period	$572	$597
Fair value at end of period	$733	$805

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The sensitivity, range, and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2026, and December 31, 2025, along with the valuation techniques, are shown in the following table:

	March 31, 2026			December 31, 2025
Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Escrow earn rate	3.92%	4.11%	4.10%	3.94%	4.09%	4.08%
Effect on fair value from 10% adverse change			$(29)			$(29)
Effect on fair value from 20% adverse change			(57)			(57)
Residual cash flows discount rate	6.97%	10.83%	10.58%	6.96%	10.84%	10.58%
Effect on fair value from 10% adverse change			$(19)			$(19)
Effect on fair value from 20% adverse change			(36)			(36)
Expected defaults	1.00%	1.50%	1.03%	1.00%	2.00%	1.01%
Effect on fair value from 10% adverse change			$(2)			$(2)
Effect on fair value from 20% adverse change			(3)			(3)
Loan assumption rate	8.00%	45.00%	9.83%	8.00%	45.00%	10.05%
Effect on fair value from 10% adverse change			$(6)			$(6)
Effect on fair value from 20% adverse change			(12)			(13)

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

Assumptions and information for originated commercial mortgage servicing right additions for the year ended March 31, 2026 are shown in the following table:

Dollars in millions	March 31, 2026
Unpaid principal balance of loans sold during the period	$1,685
Pretax gains related to the sale of mortgage loans	30
Weighted average servicing fee rate	0.17%
Weighted average assumptions:
Escrow earn rate assumption	4.26%
Discount rate assumption	10.34%
Default rate assumption	1.02%
Prepayment rate assumption	12.26%

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $93 million for the three-month period ended March 31, 2026, and $107 million for the three-month period ended March 31, 2025. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
Dollars in millions	2026	2025
Balance at beginning of period	$112	$111
Servicing retained from loan sales	5	3
Amortization	(3)	(3)
Balance at end of period	$114	$111
Fair value at end of period	$140	$138

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The sensitivity, range, and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2026, and December 31, 2025, along with the valuation techniques, are shown in the following table:

	March 31, 2026			December 31, 2025
Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Prepayment speed	5.60%	32.73%	8.04%	6.01%	33.07%	8.33%
Effect on Fair Value of a 10% adverse change			$(4)			$(4)
Effect on Fair Value of a 20% adverse change			(8)			(8)
Discount rate	6.50%	8.75%	6.62%	6.50%	8.75%	6.62%
Effect on Fair Value of a 10% adverse change			$(4)			$(4)
Effect on Fair Value of a 20% adverse change			(7)			(7)
Servicing cost	$70.00	$4,332	$76.72	$70.00	$4,332	$76.47

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

The amortization of residential servicing assets for March 31, 2026, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $13 million for the three-month period ended March 31, 2026, and $9 million for the three-month period ended March 31, 2025. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 9 (“Leases”) beginning on page 147 of our 2025 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the Consolidated Statements of Income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the Consolidated Statements of Income. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
Dollars in millions	2026	2025
Sales-type and direct financing leases
Interest income on lease receivable	$12	$15
Interest income related to accretion of unguaranteed residual asset	2	2
Interest income on deferred fees and costs	6	5
Total sales-type and direct financing lease income	$20	$22
Operating leases
Operating lease income related to lease payments	$9	$12
Other operating leasing gains (losses)	(1)	(3)
Total operating lease income and other leasing gains	8	9
Total lease income	$28	$31

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

LIHTC and NMTC investments. We had $2.4 billion and $2.4 billion of investments in LIHTC operating partnerships at March 31, 2026, and December 31, 2025, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2026, and December 31, 2025, we had liabilities of $1.1 billion and $1.1 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2026, and December 31, 2025. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2026
LIHTC investments	$9,635	$4,252	$2,853
December 31, 2025
LIHTC investments	$11,212	$5,026	$2,913

We had $17 million and $18 million in NMTC investments at March 31, 2026 and December 31, 2025, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the three months ended March 31, 2026, we recognized $68 million of amortization, $68 million of tax credits and $17 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the three months ended March 31, 2025, we recognized $68 million of amortization, $66 million of tax credits and $17 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $8 million and $9 million at March 31, 2026 and December 31, 2025, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2026, and December 31, 2025.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2026
Indirect investments	$1,721	$1	$9
December 31, 2025
Indirect investments	$1,858	$3	$10

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2026, and December 31, 2025, that can be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2026, and December 31, 2025, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) beginning on page 131 and in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at March 31, 2026, and December 31, 2025. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Our maximum exposure to loss is equal to the value of the assets recorded. Of the total balance as of March 31, 2026, $41 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 12 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 152 of our 2025 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
March 31, 2026
Other unconsolidated VIEs	$477	$—
December 31, 2025
Other unconsolidated VIEs	$508	$—

11. Income Taxes

One Big Beautiful Bill Act

On July 4, 2025, new U.S. tax legislation was signed into law, OBBBA, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally effective in the current year. Key does not expect any material change to our ongoing tax rate or any material impact on our results of operations.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.7% for the first quarter of 2026 and 21.2% for the first quarter of 2025. The effective tax rates were less than our combined federal and state statutory tax rate of 24.2%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Deferred Taxes

At March 31, 2026, we had a net deferred tax asset of $1.2 billion, compared to a net deferred tax asset of $1.2 billion at December 31, 2025, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $5 million at March 31, 2026, and $5 million at December 31, 2025. The valuation allowance is associated with federal and state capital loss carryforwards, and state net operating loss carryforwards.

Unrecognized Tax Benefits

At March 31, 2026, Key’s unrecognized tax benefits were $3 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

12. Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2026, and December 31, 2025, approximately $194 million and $205 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

13. Borrowings

The following table presents a summary of our short-term borrowings:

Dollars in millions	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$34	$13
Other short-term borrowings	6,149	1,071

Long-term borrowings

The following table presents the contractual rates and maturity dates of our long-term debt as of March 31, 2026 and the carrying values as of March 31, 2026 and December 31, 2025. We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 7 (“Derivatives and Hedging Activities”).

	March 31, 2026		March 31, 2026	December 31, 2025
Dollars in millions	Stated Rate	Maturity	Carrying Value
Parent Company
Senior notes	2.25% - 6.40%	2027 - 2037	$5,394	$4,659
Junior subordinated debentures	4.66% - 7.75%	2028 - 2037	445	447
Total parent company			$5,839	$5,106

Subsidiaries
Senior notes	3.75% - 5.85%	2027 - 2039	$2,222	$2,229
Subordinated notes	3.40% - 6.95%	2026 - 2032	1,930	1,932
Federal Home Loan Bank advances	1.39% - 7.36%	2026 - 2042	808	560
Other long-term debt(a)			78	90
Total subsidiaries			$5,038	$4,811
Total long-term debt			$10,877	$9,917

(a)Includes debt associated with secured borrowings, investment fund financing, and capital lease obligations.

14. Contingent Liabilities and Guarantees

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2026. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2025 Form 10-K.

March 31, 2026	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$7,112	$78
Recourse agreement with FNMA	8,240	59
Residential mortgage reserve	3,438	8
Written options (a)	3,882	27
Total	$22,672	$172

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2026, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 166 of our 2025 Form 10-K.

Standby letters of credit. At March 31, 2026, our standby letters of credit had a remaining weighted-average life of 2.1 years, with remaining actual lives ranging from less than 1 year to 8.7 years.

Recourse agreement with FNMA. At March 31, 2026, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $25.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 32.7% of the principal balance of loans outstanding at March 31, 2026. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $59 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At March 31, 2026, the unpaid principal balance outstanding of loans sold by us in this program was $11.5 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2026.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $8 million at March 31, 2026. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2026, our written put options had an average life of 1.4 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 167 of our 2025 Form 10-K.

15. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2026, and March 31, 2025, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total

Balance at December 31, 2025	$(1,716)	$(7)	$(237)	$(1,960)
Other comprehensive income before reclassification, net of income taxes	(172)	(119)	—	(291)
Amounts reclassified from AOCI, net of income taxes (a)	—	28	2	30
Net current-period other comprehensive income, net of income taxes	(172)	(91)	2	(261)
Balance at March 31, 2026	$(1,888)	$(98)	$(235)	$(2,221)

Balance at December 31, 2025	$(2,734)	$(434)	$(302)	$(3,470)
Other comprehensive income before reclassification, net of income taxes	424	122	64	610
Amounts reclassified from AOCI, net of income taxes (a)	—	71	2	73
Net current-period other comprehensive income, net of income taxes	424	193	66	683
Balance at March 31, 2025	$(2,310)	$(241)	$(236)	$(2,787)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2026, and March 31, 2025, are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2026	2025
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(36)	$(93)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
	(37)	(94)	Income (loss) from continuing operations before income taxes
	(9)	(23)	Income taxes
	$(28)	$(71)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(2)	$(2)	Other expense
	(2)	(2)	Income (loss) from continuing operations before income taxes
	—	—	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

16. Shareholders' Equity

Comprehensive Capital Plan

On March 13, 2025, Key announced that its Board of Directors has authorized a share repurchase program pursuant to which we may purchase up to $1.0 billion of KeyCorp Common Shares, in the open market or in privately negotiated transactions.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis. During the first quarter of 2026, Key completed $389 million, or approximately 18 million shares, in share repurchases including $45 million, or approximately 2 million shares, from Scotiabank pursuant to our repurchase agreement described above. We also repurchased $46 million of shares related to equity compensation programs in the first quarter of 2026.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the first quarter of 2026.

Preferred Stock

The following table summarizes our preferred stock at March 31, 2026.

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2026 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

17. Business Segment Reporting

The following is a description of the segments and their primary businesses at March 31, 2026.

Consumer Bank

The Consumer Bank serves individuals and small businesses throughout our 15 state branch footprint as well as healthcare professionals nationally through our digital channel by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, mortgage and home equity, student loan refinancing, credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist institutional, non-profit, and high-net-worth clients with their banking, trust, portfolio management, charitable giving, and related needs.

Commercial Bank

The Commercial Bank is an aggregation of our Institutional and Commercial operating segments. The Commercial operating segment is a full-service corporate bank focused principally on serving the borrowing, cash management, and capital markets needs of middle market clients within Key’s 15 state branch footprint. The Institutional operating segment operates nationally, providing lending, equipment financing, and banking products and services to large corporate and institutional clients. The industry coverage and product teams have established expertise in the following sectors: Consumer, Energy, Healthcare, Industrial, Public Sector, Real Estate, and Technology. It is also a significant, national, commercial real estate lender and third-party master and special servicer of commercial mortgage loans. The operating segment also includes the KBCM platform which provides a broad suite of capital markets products and services including syndicated finance, debt and equity underwriting, fixed income and equity sales and trading, derivatives, foreign exchange, mergers & acquisition and other advisory, and public finance.

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

We use an internal FTP framework to measure the performance of its operating segments. Under this framework, business segments receive funding credits for liabilities generated and incur funding charges for assets held, based on market‑based funding assumptions, in order to isolate business operating performance from interest rate risk.

Interest rate risk is managed centrally. Because differences exist in the timing and repricing characteristics of assets and liabilities across the balance sheet, a residual impact from centrally managed interest rate risk is not allocated to the operating segments and is reflected within the Other segment.

Effective January 1, 2026, we revised our segment reporting presentation to reflect this residual impact within the Other segment. Previously, these residual amounts were included in net interest income for the Consumer and Commercial Bank segments. This change aligns segment reporting with how management evaluates performance and manages interest rate risk on a centralized basis and affects only the presentation of segment results. Prior period segment results have been recast to reflect this change in segment reporting presentation. There was no impact on the Company’s consolidated financial statements for any period presented.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2026, and March 31, 2025. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2026	2025	2026	2025	2026	2025	2026	2025
SUMMARY OF OPERATIONS
Net interest income (TE)	$738	$706	$672	$636	$(180)	$(237)	$1,230	$1,105
Noninterest income	240	226	445	411	38	31	723	668
Total revenue (TE) (a)	978	932	1,117	1,047	(142)	(206)	1,953	1,773
Provision for credit losses	40	43	70	75	(4)	—	106	118
Personnel expense	231	218	196	189	316	273	743	680
Other direct noninterest expense	133	142	66	77	239	232	438	451
Support and overhead	345	315	212	198	(557)	(513)	—	—
Income (loss) from continuing operations before income taxes (TE)	229	214	573	508	(136)	(198)	666	524
Allocated income taxes and TE adjustments	56	51	122	109	(34)	(42)	144	118
Income (loss) from continuing operations	173	163	451	399	(102)	(156)	522	406
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(1)	—	(1)
Net income (loss)	$173	$163	$451	$399	$(102)	$(157)	$522	$405

AVERAGE BALANCES (b)
Loans and leases	$34,005	$36,819	$73,146	$67,058	$586	$477	$107,737	$104,354
Total assets (a)	37,341	39,806	82,585	76,946	66,323	69,338	186,249	186,090
Deposits	87,796	88,306	58,929	57,481	574	2,755	147,299	148,542
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

18. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2026, and March 31, 2025. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended March 31, 2026			Three months ended March 31, 2025
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$129	$19	$148	$113	$19	$132
Investment banking and debt placement fees	—	152	152	—	127	127
Services charges on deposit accounts	34	43	77	33	35	68
Cards and payments income	40	42	82	42	40	82
Other noninterest income	3	—	3	2	—	2
Total revenue from contracts with customers	$206	$256	$462	$190	$221	$411

Other noninterest income (a)			$223			$226
Noninterest income from other segments(b)			38			31
Total noninterest income			$723			$668

(a)Noninterest income considered earned outside the scope of contracts with customers.
(b)Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Corporate treasury includes realized gains and losses from transactions associated with Key's investment securities portfolio. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 17 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities as of March 31, 2026 and March 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2026, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 23, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2026

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information presented in the Legal Proceedings section of Note 14 (“Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

Item 1A.    Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 11-24 of our 2025 Form 10-K; Part I, Item 1A. Risk Factors, on pages 25-43 of our 2025 Form 10-K; the section titled “Supervision and regulation” in this report; and our disclosure regarding forward-looking statements in this report.

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

During the first quarter of 2026, Key completed $389 million, or approximately 18 million shares, in share repurchases including $45 million, or approximately 2 million shares, from Scotiabank pursuant to our repurchase agreement described above. We also repurchased $46 million of shares related to equity compensation programs in the first quarter of 2026.

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2026. Refer to Note 16 (“Shareholders' Equity”) for more information regarding share repurchases made during the three months ended March 31, 2026.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
January 1 - 31	3,211,357	$21.30	3,204,855	$730,933,896
February 1 -28	12,602,456	21.99	10,444,920	500,561,934
March 1 - 31	4,319,273	20.90	4,319,070	410,283,042
Total	20,133,086	$21.65	17,968,845

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended March 31, 2026, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

10.1	Transition Letter, dated March 2, 2026, by and between Amy G. Brady and KeyCorp, filed as Exhibit 10.1 to Form 8-K on March 2, 2026).# ^
15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2025. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
^	Incorporated by reference. A copy of this Exhibit has been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

May 5, 2026	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)