Form 10-Q
period 2026-06-30
KEYCORP /NEW/
filed 2026-08-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,067,128,554 shares
Title of class	Outstanding at July 31, 2026

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2026, and June 30, 2025. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
•For regulatory purposes, capital is divided into Common Equity Tier 1 capital, Tier 1 capital, and Tier 2 capital. These components of regulatory capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. The “Capital” section of this report under the heading “Capital adequacy” provides more information on total capital, Tier 1 capital, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

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

Executive Overview

Key reported $472 million in net income from continuing operations attributable to Key common shareholders, or diluted earnings per share of $0.44, in the second quarter of 2026.

Our actions and results during the second quarter of 2026 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 51 of our 2025 Form 10-K.

•Relationship households increased approximately 3% year-over-year and commercial clients increased approximately 2% year-over-year, reflecting continued client acquisition and relationship deepening.
•Our priority fee-based businesses — investment banking, commercial payments, and wealth management – continued to contribute to revenue diversification, collectively growing 8% in the first half of 2026 compared with the prior-year period.
•We announced an agreement to acquire Clearwater U.K., which is expected to expand our middle-market mergers and acquisitions (“M&A”) advisory capabilities internationally and further support our priority fee-based business growth strategy.
•Our Assets Under Management were $74.2 billion for the second quarter of 2026, up 15.5% year-over-year, reflecting favorable market impacts as well as continued momentum in our wealth management business.
•Our continuous focus on maintaining our risk discipline has and should continue to position us to perform well through all business cycles. While nonperforming assets increased from idiosyncratic exposures, the broader portfolio performance remained within management’s expectations. Net charge-offs were 42 basis points in the second quarter and year-to-date charge-offs remained at the low end of the full-year outlook.
•We continued to deploy capital in a disciplined manner to support organic client growth, invest in the franchise, and return capital to shareholders. During the second quarter, we repurchased $341 million of common shares and remained on pace to complete at least $1.3 billion of share repurchases in 2026, while maintaining a strong capital position with a CET1 ratio of 11.2%(a), which positions us to continue to support existing and prospective clients.
(a) June 30, 2026 capital ratios are estimates

Business outlook

We increased our full-year 2026 outlook for revenue, net interest income, average loans, and average commercial loans to reflect stronger-than-expected commercial loan growth through the first half of the year, continued client acquisition and relationship expansion, and healthy commercial loan pipelines. Our outlook also assumes a stable competitive deposit environment, continued benefit from fixed-rate asset repricing and swap maturities, and disciplined deposit and balance sheet management. Actual results may differ from this outlook due to changes in interest rates, deposit pricing, client activity, credit performance, capital markets activity, and broader macroeconomic conditions. Consistent with the forward guidance we provided on July 21, 2026, we expect these current year results, that is, full year 2026 vs. full year 2025:

Category	2025 Baseline	FY2026 (vs FY 2025)(a)
Revenue (TE)(b)	$7,513 Million	up 7 - 8% (previously up ~7%)
Net interest income (TE) (b)	$4,671 Million	up 9 - 11% (previously up 9 - 10%)
Net interest margin		4Q exit rate: 3.00 - 3.05%(c)
Noninterest income	$2,842 Million	up 3 - 4%
Noninterest income on an adjusted basis(b)(d)	$2,495 Million	up 5 - 6%
Adjusted noninterest expense(b)	$4,729 Million	up 3 - 4%
Average loans	$105.7 Billion	up 4 - 5% (previously up 2 - 4%)
Average Commercial Loans	$74.5 Billion	up 8 - 10% (previously up 6 - 8%)
Net charge-offs to average loans		40 to 45 basis points
Effective tax rate		~22%
Tax-equivalent Effective Rate(e)		~23%
(a)    Ranges are shown on an operating basis.
(b)    Key is unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly related GAAP financial measures due to the difficulty in forecasting when future amounts may occur. Such unavailable information could be significant for future results.
(c)    Average earning assets growing $1Bn - $2Bn from 2Q26 (previously shown as 4Q exit rate: ~3.05% and average earning assets stable to 1Q26).
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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At June 30, 2026, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp June 30, 2026 (c)
Common Equity Tier 1	4.50%	3.20%	7.70%	11.17%
Tier 1 Capital	6.00	3.20	9.20	12.78
Total Capital	8.00	3.20	11.20	14.82
Leverage (a)	4.00	N/A	4.00	10.32
(a)As a Category IV banking organization, KeyCorp is not subject to the 3% supplementary leverage ratio requirement.
(b)Stress capital buffer must consist of Common Equity Tier 1 capital. As a Category IV banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization or a Category III banking organization under the Regulatory Capital Rules. KeyCorp’s buffer is 3.20% as of October 1, 2025.
(c)June 30, 2026 capital ratios are estimates.

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
(b)As a Category IV national bank, KeyBank is not subject to the 3% supplementary leverage ratio requirement.

As of June 30, 2026, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

CAMELS Rating System

On May 19, 2026, the Federal Financial Institutions Examination Council issued proposed revisions to the Uniform Financial Institutions Rating System, commonly known as CAMELS, that applies to certain financial institutions, including KeyBank. The proposal is intended to better focus ratings issued under CAMELS on factors that materially affect an institution’s financial condition and risk profile, and to improve transparency by more clearly articulating expectations for financial institutions.

FDIC Resolution Planning Requirements

On June 25, 2026, the FDIC proposed revisions to the resolution plan rules applicable to KeyBank and certain other insured depository institutions. Under the proposal, KeyBank would continue to file a full resolution plan with the FDIC every three years, but would no longer be required to file an interim supplement in years in which a full resolution plan is not required. The content requirements applicable to full resolution plan filings would also be modified and streamlined, to allow the FDIC to focus on information that most directly supports the FDIC’s ability to resolve an institution in a cost-effective manner. In connection with the proposal, the FDIC also approved an exemption from 2026 or 2027 FDIC resolution plan filing requirements for all insured depository institutions, including KeyBank.

FDIC Deposit Insurance Assessments

On June 25, 2026, the FDIC proposed revisions to its deposit insurance assessment regulations. The proposal would decrease KeyBank’s initial base assessment rate by one basis point, and would provide for a further decrease of up to an additional one basis point based on a “resolution readiness adjustment.” The resolution readiness adjustment would be voluntary and would have two components: (1) a virtual data room component that would test KeyBank’s ability to quickly populate a virtual data room with complete, timely and accurate information and (2) a data access component under which KeyBank would agree to provide the FDIC with access to KeyBank’s service providers and/or internal systems. For each component, compliance would result in a 0.5 basis point reduction in KeyBank’s initial base assessment rate. Because the two components would be considered separately, KeyBank could elect to voluntarily comply with one of them without being required to comply with the other.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the three months ended June 30, 2025, to the three months ended June 30, 2026 (dollars in millions):
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

Net interest income (TE) was $1.26 billion for the second quarter of 2026 and the net interest margin was 2.89%. Compared to the second quarter of 2025, net interest income (TE) increased $108 million and net interest margin increased by 23 basis points. These increases were driven by a reduction in deposit costs as a result of declining interest rates and proactive deposit beta management, the reinvestment of proceeds from maturing low-yielding investment securities and fixed-rate swaps into higher yielding investments, and a shift in the balance sheet composition to a more favorable mix of higher-yielding commercial and industrial loans. These benefits were partially offset by the impact of lower interest rates on repricing earning assets.

For the six months ended June 30, 2026, net interest income (TE) was $2.5 billion and the net interest margin was 2.88%. Compared to the same period in 2025, net interest income (TE) increased $233 million and net interest margin increased by 26 basis points. These increases were driven by a reduction in deposit costs as a result of declining interest rates and proactive deposit beta management, the reinvestment of proceeds from maturing low-yielding investment securities and fixed-rate swaps into higher yielding investments, and a shift in the balance sheet composition to a more favorable mix of higher-yielding commercial and industrial loans, partially offset by the impact of lower interest rates on repricing earning assets.
Average loans were $110.1 billion for the second quarter of 2026, an increase of $4.4 billion compared to the second quarter of 2025. Average commercial loans increased by $6.7 billion, primarily due to an increase in commercial and industrial loans. Average consumer loans declined by $2.3 billion, reflective of the intentional run-off of low-yielding loans.

Average deposits totaled $147.6 billion for the second quarter of 2026, an increase of $131 million compared to the year-ago quarter, reflecting growth in demand deposits, partially offset by a decline in time deposits.

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

	Three months ended June 30, 2026			Three months ended June 30, 2025			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$62,134	$896	5.78%	$55,604	$838	6.04%	$95	$(37)	$58
Real estate — commercial mortgage	13,911	197	5.68	13,311	200	6.02	9	(12)	(3)
Real estate — construction	2,816	46	6.53	2,873	50	6.95	(1)	(3)	(4)
Commercial lease financing	2,117	20	3.77	2,524	22	3.59	(4)	2	(2)
Total commercial loans	80,978	1,159	5.73	74,312	1,110	5.99	99	(50)	49
Real estate — residential mortgage	18,305	153	3.35	19,446	162	3.34	(10)	1	(9)
Home equity loans	5,470	73	5.33	6,091	86	5.63	(8)	(5)	(13)
Other consumer loans	4,410	57	5.18	4,946	63	5.09	(7)	1	(6)
Credit cards	909	29	12.67	920	31	13.44	—	(2)	(2)
Total consumer loans	29,094	312	4.29	31,403	342	4.36	(25)	(5)	(30)
Total loans	110,072	1,471	5.35	105,715	1,452	5.51	74	(55)	19
Loans held for sale	1,085	15	5.68	770	11	5.72	4	—	4
Securities available for sale (b), (e)	38,518	367	3.58	40,714	411	3.76	(22)	(22)	(44)
Held-to-maturity securities (b)	9,425	95	4.05	7,038	61	3.46	23	11	34
Trading account assets	797	10	5.30	1,259	16	5.32	(6)	—	(6)
Short-term investments	10,705	101	3.79	13,489	157	4.67	(29)	(27)	(56)
Other investments	1,214	8	2.66	1,015	8	3.41	1	(1)	—
Total earning assets	171,816	2,067	4.75	170,000	2,116	4.90	45	(94)	(49)
Allowance for loan and lease losses	(1,442)			(1,424)
Accrued income and other assets	17,926			18,224
Discontinued assets	192			239
Total assets	$188,492			$187,039

LIABILITIES
Money market deposits	$42,843	$225	2.11%	$42,586	$276	2.60%	$2	$(53)	$(51)
Demand deposits	61,013	280	1.84	57,155	309	2.17	20	(49)	(29)
Savings deposits	4,406	1	0.04	4,631	1	0.06	—	—	—
Time deposits	11,749	94	3.21	15,601	144	3.70	(32)	(18)	(50)
Total interest-bearing deposits	120,011	600	2.01	119,973	730	2.44	(10)	(120)	(130)
Federal funds purchased and securities sold under repurchase agreements	2,002	19	3.71	415	4	4.28	15	—	15
Bank notes and other short-term borrowings	4,179	35	3.33	3,288	34	4.27	8	(7)	1
Long-term debt (f)	10,694	155	5.84	12,088	198	6.55	(22)	(21)	(43)
Total interest-bearing liabilities	136,886	809	2.37	135,764	966	2.86	(9)	(148)	(157)
Noninterest-bearing deposits	27,566			27,473
Accrued expense and other liabilities	3,901			4,295
Discontinued liabilities (f)	192			239
Total liabilities	168,545			167,771
EQUITY
Key shareholders’ equity	19,947			19,268
Total liabilities and equity	$188,492			$187,039

Interest rate spread (TE)			2.38%			2.04%
Net interest income (TE) and net interest margin (TE)		$1,258	2.89%		$1,150	2.66%	$54	$54	108
TE adjustment (b)		8			9
Net interest income, GAAP basis		$1,250			$1,141

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2026, and June 30, 2025.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $209 million and $218 million of assets from commercial credit cards for the three months ended June 30, 2026, and June 30, 2025, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $41.0 billion and $43.8 billion for the three months ended June 30, 2026 and June 30, 2025, respectively. Yield based on the fair value of securities available for sale was 3.81% and 4.03% for the three months ended June 30, 2026 and June 30, 2025, respectively.
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

	Six months ended June 30, 2026			Six months ended June 30, 2025			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$60,650	$1,739	5.77%	$54,680	$1,638	6.04%	$173	$(72)	$101
Real estate — commercial mortgage	13,906	395	5.72	13,187	392	5.99	21	(18)	3
Real estate — construction	2,810	91	6.52	2,889	99	6.91	(3)	(5)	(8)
Commercial lease financing	2,165	41	3.79	2,588	46	3.55	(8)	3	(5)
Total commercial loans	79,531	2,266	5.73	73,344	2,175	5.98	183	(92)	91
Real estate — residential mortgage	18,448	308	3.35	19,591	327	3.34	(19)	—	(19)
Home equity loans	5,539	147	5.34	6,169	172	5.62	(17)	(8)	(25)
Other consumer loans	4,483	115	5.17	5,016	126	5.05	(14)	3	(11)
Credit cards	910	59	12.95	919	62	13.74	(1)	(2)	(3)
Total consumer loans	29,380	629	4.30	31,695	687	4.35	(51)	(7)	(58)
Total loans	108,911	2,895	5.34	105,039	2,862	5.49	132	(99)	33
Loans held for sale	1,088	29	5.33	792	25	6.23	8	(4)	4
Securities available for sale (b), (e)	38,958	737	3.58	40,021	803	3.73	(21)	(45)	(66)
Held-to-maturity securities (b)	9,112	181	3.98	7,156	124	3.46	37	20	57
Trading account assets	831	21	5.13	1,277	33	5.26	(11)	(1)	(12)
Short-term investments	10,918	204	3.77	14,345	331	4.65	(71)	(56)	(127)
Other investments	1,145	13	2.33	975	17	3.57	3	(7)	(4)
Total earning assets	170,963	4,080	4.73	169,605	4,195	4.88	77	(192)	(115)
Allowance for loan and lease losses	(1,431)			(1,413)
Accrued income and other assets	17,748			18,254
Discontinued assets	198			246
Total assets	$187,478			$186,692

LIABILITIES
Money market deposits	$42,788	$448	2.12%	$42,298	$551	2.63%	$6	$(109)	$(103)
Demand deposits	61,244	559	1.84	57,307	619	2.18	41	(101)	(60)
Savings deposits	4,392	2.04		4,620	2.06		—	—	—
Time deposits	11,763	189	3.23	16,110	311	3.90	(75)	(47)	(122)
Total interest-bearing deposits	120,187	1,198	2.01	120,335	1,483	2.49	(28)	(257)	(285)
Federal funds purchased and securities sold under repurchase agreements	1,772	33	3.70	258	5	4.22	28	—	28
Bank notes and other short-term borrowings	3,386	55	3.28	2,784	61	4.47	12	(18)	(6)
Long-term debt (f)	10,442	306	5.90	11,934	391	6.58	(46)	(39)	(85)
Total interest-bearing liabilities	135,787	1,592	2.36	135,311	1,940	2.89	(34)	(314)	(348)
Noninterest-bearing deposits	27,251			27,655
Accrued expense and other liabilities	4,073			4,528
Discontinued liabilities (f)	198			246
Total liabilities	167,309			167,740
EQUITY
Key shareholders’ equity	20,169			18,952
Total liabilities and equity	$187,478			$186,692

Interest rate spread (TE)			2.37%			1.99%
Net interest income (TE) and net interest margin (TE)		$2,488	2.88%		$2,255	2.62%	$111	$122	$233
TE adjustment (b)		16			18
Net interest income, GAAP basis		$2,472			$2,237

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the six months ended June 30, 2026, and June 30, 2025, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $207 million and $216 million of assets from commercial credit cards for the six months ended June 30, 2026, and June 30, 2025, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $41.3 billion and $43.2 billion for the six months ended June 30, 2026, and June 30, 2025, respectively. Yield based on the fair value of securities available for sale was 3.78% and 4.01% for the six months ended June 30, 2026, and June 30, 2025, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $92 million for the three months ended June 30, 2026, compared to $138 million for the three months ended June 30, 2025. The provision for credit losses was $198 million for the six months ended June 30, 2026, compared to $256 million for the six months ended June 30, 2025. The decrease compared to the prior year periods was primarily driven by reserve builds recorded in 2025 in response to more adverse and uncertain economic conditions, while the outlook in 2026 has been more resilient. The provision for credit losses in the second quarter of 2026 reflected net loan charge-offs of $115 million and a net reserve release of $23 million, as the favorable impact of an improved commercial portfolio mix more than offset the effects of loan growth, credit migration, and economic uncertainty.

Noninterest income

As shown in Figure 4, noninterest income was $706 million for the second quarter of 2026, compared to $690 million for the year-ago quarter. Noninterest income was $1.4 billion for the six months ended June 30, 2026, compared to $1.4 billion for the six months ended June 30, 2025.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
Dollars in millions	2026	2025		2026	2025
Trust and investment services income	$159	$146	8.9%	$316	$285	10.9%
Investment banking and debt placement fees	169	178	(5.1)	366	353	3.8
Cards and payments income	94	85	10.6	180	167	7.8
Service charges on deposit accounts	77	73	5.5	154	142	8.5
Corporate services income	80	76	5.3	151	141	7.1
Commercial mortgage servicing fees	49	70	(30.0)	111	146	(24.0)
Corporate-owned life insurance income	33	32	3.1	67	65	3.1
Consumer mortgage income	17	15	13.3	30	28	7.1
Operating lease income and other leasing gains	10	14	(28.6)	18	23	(21.7)
Other income	15	1	N/M	33	8	N/M
Net securities gains (losses)	3	—	N/M	3	—	N/M
Total noninterest income	$706	$690	2.3%	$1,429	$1,358	5.2%

N/M = Not Meaningful

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management or administration that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended June 30, 2026, trust and investment services income was up $13 million, or 8.9%, compared to the same period one year ago. For the six months ended June 30, 2026, trust and investment services income was up $31 million, or 10.9%, compared to the same period one year ago. These increases were primarily attributable to higher investment management and trust income and brokerage income, reflecting higher assets under management and favorable market performance.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at June 30, 2026, our bank, trust, and registered investment advisory subsidiaries had assets under management of $74.2 billion, up 15.5% compared to June 30, 2025. The increase was driven by constructive market performance.

Figure 5. Assets Under Management or Administration

Dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Discretionary assets under management by investment type:
Equity	$40,763	$37,071	$37,433	$37,919	$35,987
Fixed income	16,514	16,100	15,500	15,183	14,591
Money market	6,099	7,180	8,144	6,595	6,420
Total discretionary assets under management	63,376	60,351	61,077	59,697	56,998
Non-discretionary assets under administration	10,828	9,405	8,887	8,158	7,246
Total	$74,204	$69,756	$69,964	$67,855	$64,244

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended June 30, 2026, investment banking and debt placement fees were down $9 million, or 5.1%, compared to the same period a year ago due to lower merger and acquisition advisory fees, commercial mortgage gains on sale, and loan syndication fees, partially offset by higher debt and equity origination activity. The decline also reflected uneven middle-market transaction activity and delays in M&A closings. For the six months ended June 30, 2026, investment banking and debt placement fees increased $13 million, or 3.8%, driven by stronger first-quarter activity and year-to-date growth in investment banking pipelines, despite softer second-quarter M&A activity.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $9 million or 10.6% for the three months ended June 30, 2026, compared to the same period one year ago. For the six months ended June 30, 2026, cards and payments income increased $13 million, or 7.8%, from the same period a year ago. The increases were driven by higher commercial payments activity, including growth in merchant services, embedded banking, purchase card volume, and prepaid card-related fees, as well as higher consumer debit and credit card spend volumes. These increases were partially offset by lower interchange fees in certain consumer card categories and higher rewards costs.

Service charges on deposit accounts

Service charges on deposit accounts increased $4 million, or 5.5%, for the three months ended June 30, 2026, compared to the same period one year ago. For the six months ended June 30, 2026, service charges on deposit accounts increased by $12 million, or 8.5%, from the same period one year ago. The increases were primarily driven by higher account analysis fees, reflecting growth in fee-equivalent revenue, partially offset by higher deposit premiums and lower consumer overdraft-related fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains (losses), and other income. Net other noninterest income for the three months ended June 30, 2026, decreased $1 million, or .5%, from the year-ago quarter. This net change resulted from lower commercial mortgage servicing fees reflective of lower special servicing and other miscellaneous ancillary fees offset by higher corporate services income reflective of growth in loan commitment fees, and non-yield loan fees. For the six months ended June 30, 2026, other noninterest income increased $2 million, or 0.5%, from the same period a year ago, driven by higher corporate services income reflective of growth in loan commitment fees, foreign exchange trading gains, and non-yield loan fees, coupled with higher other noninterest income from increases in deposit network fees and lower realized losses on non-customer derivatives activity. Partially offsetting this net increase were lower commercial mortgage servicing fees reflective of lower special servicing and other miscellaneous ancillary fees.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.2 billion for the second quarter of 2026, compared to $1.2 billion for the second quarter of 2025. Noninterest expense was $2.4 billion for the six months ended June 30, 2026, compared to $2.3 billion for the six months ended June 30, 2025.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
Dollars in millions	2026	2025		2026	2025
Personnel	$786	$705	11.5%	$1,529	$1,385	10.4%
Net occupancy	68	69	(1.4)	136	136	—
Computer processing	108	107	0.9	219	214	2.3
Business services and professional fees	46	48	(4.2)	82	88	(6.8)
Equipment	22	21	4.8	41	41	—
Operating lease expense	7	10	(30.0)	14	21	(33.3)
Marketing	22	24	(8.3)	40	45	(11.1)
Other expense	158	170	(7.1)	337	355	(5.1)
Total noninterest expense	$1,217	$1,154	5.5%	$2,398	$2,285	4.9%

Personnel

Personnel expense, the largest category of our noninterest expense, increased by $81 million, or 11.5%, for the three months ended June 30, 2026, compared to the same period one year ago. For the six months ended June 30, 2026, personnel expense was up $144 million, or 10.4%, compared to the same period one year ago. The increases were driven by higher salaries, incentive and stock-based compensation reflective of current year merit increases, higher headcount and growth in the fee businesses.

Figure 7. Personnel Expense

Dollars in millions	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Salaries and contract labor	$448	$427	4.9%	$887	$832	6.6%
Incentive and stock-based compensation (a)	194	168	15.5	366	326	12.3
Employee benefits	140	108	29.6	267	217	23.0
Severance	4	2	100.0	9	10	(10.0)
Total personnel expense	$786	$705	11.5%	$1,529	$1,385	10.4%

(a)Excludes directors’ stock-based compensation of $2 million and $2 million for the three months ended June 30, 2026, and June 30, 2025, respectively, and $3 million and $2 million for the six months ended June 30, 2026 and June 30, 2025, respectively, reported as “other expense” in Figure 6.

Nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended June 30, 2026, decreased $18 million, or 4.0%, from the year-ago quarter. For the six months ended June 30, 2026, other nonpersonnel expense decreased $31 million, or 3.4%, from the six months ended June 30, 2025. The decreases were driven by lower business services and professional fees, operating lease expense, marketing expense, and other miscellaneous expense categories, partially offset by slight increases in computer processing and equipment. Lower professional fees reflected reduced consulting and legal services in several areas, while lower operating lease expense reflected continued runoff of the operating lease portfolio.

Income taxes

We recorded tax expense of $139 million for the second quarter of 2026 and tax expense of $116 million for the second quarter of 2025. We recorded tax expense of $275 million for the six months ended June 30, 2026, compared to $225 million for the six months ended June 30, 2025.

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

Consumer Bank

Summary of operations

	Three Months Ended June 30,		Percent
Dollars in millions	2026	2025	Change
Summary of operations
Net interest income (TE)	$757	$731	3.6%
Noninterest income	253	235	7.7
Total revenue (TE)	1,010	966	4.6
Provision for credit losses	26	55	(52.7)
Noninterest expense	716	693	3.3
Income (loss) before income taxes (TE)	268	218	22.9
Allocated income taxes (benefit) and TE adjustments	65	53	22.6
Net income (loss) attributable to Key	$203	$165	23.0%

Average loans and leases
Real estate — residential mortgage	$18,302	$19,440	(5.9)%
Home equity loans	5,424	6,057	(10.5)
Other consumer loans	4,423	4,938	(10.4)
Credit cards	909	920	(1.2)
Commercial loans	4,205	4,782	(12.1)
Total loans and leases	$33,263	$36,138	(8.0)%

Average deposits
Money market deposits	$36,116	$34,524	4.6%
Demand deposits	22,861	22,784	.3
Savings deposits	4,238	4,406	(3.8)
Time deposits	10,102	11,907	(15.2)
Noninterest-bearing deposits	14,082	14,381	(2.1)
Total deposits	$87,399	$88,002	(.7)%

Credit-related statistics
Nonperforming assets at period end	$253	$269
Net loan charge-offs	45	40
Net loan charge-offs to average total loans	0.54%	0.44%

•Net income attributable to Key of $203 million for the second quarter of 2026, compared to $165 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank increased $26 million, or 3.6%, compared to the second quarter of 2025
•Average loans and leases decreased $2.9 billion, or 8.0%, from the second quarter of 2025, reflective of the intentional run-off of low-yielding loans
•Average deposits decreased $603 million, or 0.7%, from the second quarter of 2025, driven by lower time deposits, partially offset by an increase in money market deposits
•Provision for credit losses decreased $29 million compared to the second quarter of 2025, primarily driven by favorable economic assumptions and portfolio credit trends
•Noninterest income increased $18 million, or 7.7%, from the second quarter of 2025, primarily driven by higher trust and investment services income
•Noninterest expense increased $23 million, or 3.3%, from the second quarter of 2025, primarily driven by higher personnel expense

Commercial Bank

Summary of operations

	Three Months Ended June 30,		Percent
Dollars in millions	2026	2025	Change
Summary of operations
Net interest income (TE)	$697	$649	7.4%
Noninterest income	411	425	(3.3)
Total revenue (TE)	1,108	1,074	3.2
Provision for credit losses	67	84	(20.2)
Noninterest expense	503	451	11.5
Income (loss) before income taxes (TE)	538	539	(.2)
Allocated income taxes (benefit) and TE adjustments	115	116	(.9)
Net income (loss) attributable to Key	$423	$423	—%

Average loans and leases
Commercial and industrial	$58,676	$51,819	13.2%
Real estate — commercial mortgage	12,729	11,986	6.2
Real estate — construction	2,719	2,769	(1.8)
Commercial lease financing	2,108	2,506	(15.9)
Other loans	6	9	(33.3)
Total loans and leases	$76,238	$69,089	10.3%

Average deposits
Money market deposits	$6,726	$8,026	(16.2)%
Demand deposits	38,714	34,692	11.6
Other deposits	412	559	(26.3)
Noninterest-bearing deposits	13,043	12,649	3.1
Total deposits	$58,895	$55,927	5.3%

Credit-related statistics
Nonperforming assets at period end	$565	$438
Net loan charge-offs	71	62
Net loan charge-offs to average total loans	0.37%	0.36%

•Net income attributable to Key of $423 million for the second quarter of 2026, compared to $423 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Commercial Bank increased $48 million or 7.4%, compared to the second quarter of 2025
•Average loan and lease balances increased $7.1 billion, or 10.3%, compared to the second quarter of 2025, driven by an increase in commercial and industrial loans
•Average deposit balances increased $3.0 billion, or 5.3%, compared to the second quarter of 2025, driven by higher client deposits
•Provision for credit losses decreased $17 million compared to the second quarter of 2025, driven by the impact to reserves due to improved economic assumptions
•Noninterest income decreased $14 million, or 3.3%, from the second quarter of 2025, primarily driven by a decrease in commercial mortgage servicing fees
•Noninterest expense increased $52 million, or 11.5%, compared to the second quarter of 2025, driven by an increase in personnel expense and support and overhead expense

Financial Condition

Loans and loans held for sale

Figure 8. Composition of Loans at June 30, 2026

	June 30, 2026		December 31, 2025
Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$62,734	56.8%	$57,688	54.1%
Commercial real estate:
Commercial mortgage	13,941	12.7	13,707	12.9
Construction	2,896	2.6	2,844	2.7
Total commercial real estate loans	16,837	15.3	16,551	15.6
Commercial lease financing	1,997	1.8	2,270	2.1
Total commercial loans	81,568	73.9	76,509	71.8
CONSUMER
Real estate — residential mortgage	18,178	16.5	18,732	17.6
Home equity loans	5,408	4.9	5,703	5.3
Other consumer loans	4,349	3.9	4,644	4.4
Credit cards	927	0.8	953	0.9
Total consumer loans	28,862	26.1	30,032	28.2
Total loans (b)	$110,430	100.0%	$106,541	100.0%

(a)Loan balances include $208 million and $205 million of commercial credit card balances at June 30, 2026, and December 31, 2025, respectively.
(b)Total loans exclude loans of $182 million at June 30, 2026, and $205 million at December 31, 2025, related to the discontinued operations of the education lending business.

At June 30, 2026, total loans outstanding from continuing operations were $110.4 billion, compared to $106.5 billion at December 31, 2025. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 108 of our 2025 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $81.6 billion at June 30, 2026, an increase of $5.1 billion, or 6.6%, compared to December 31, 2025, primarily driven by growth in the commercial and industrial loan portfolios.

Figure 9 provides our commercial loan portfolios by industry classification at June 30, 2026, and December 31, 2025.

Figure 9. Commercial Loans by Industry

June 30, 2026	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$988	$106	$72	$1,166	1.4%
Automotive	2,370	643	2	3,015	3.7
Business services	3,536	239	100	3,875	4.8
Commercial real estate	8,910	12,235	1	21,146	25.9
Construction materials and contractors	2,516	259	128	2,903	3.6
Consumer goods	3,803	587	153	4,543	5.6
Consumer services	4,383	739	246	5,368	6.6
Equipment	1,692	158	37	1,887	2.3
Finance	13,473	121	106	13,700	16.8
Healthcare	2,509	1,257	102	3,868	4.7
Materials and extraction	2,136	254	93	2,483	3.0
Oil and gas	2,048	55	11	2,114	2.6
Public exposure	1,717	3	265	1,985	2.4
Technology	1,454	16	62	1,532	1.9
Transportation	1,116	129	286	1,531	1.9
Utilities	9,767	—	333	10,100	12.4
Other	316	36	—	352	0.4
Total	$62,734	$16,837	$1,997	$81,568	100.0%

December 31, 2025	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$908	$110	$76	$1,094	1.4%
Automotive	2,475	610	—	3,085	4.0
Business services	3,228	227	85	3,540	4.6
Commercial real estate	8,124	12,045	1	20,170	26.4
Construction materials and contractors	1,978	238	153	2,369	3.1
Consumer goods	3,541	547	213	4,301	5.6
Consumer services	4,081	799	251	5,131	6.7
Equipment	1,586	153	45	1,784	2.3
Finance	12,165	96	167	12,428	16.3
Healthcare	2,714	1,334	133	4,181	5.5
Materials and extraction	2,105	177	104	2,386	3.1
Oil and gas	2,051	28	13	2,092	2.7
Public exposure	1,654	7	306	1,967	2.6
Technology	1,009	17	82	1,108	1.5
Transportation	1,022	121	276	1,419	1.9
Utilities	8,686	—	358	9,044	11.8
Other	361	42	7	410	0.5
Total	$57,688	$16,551	$2,270	$76,509	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 57% of our total loan portfolio at June 30, 2026, and 54% at December 31, 2025. This portfolio is approximately 93% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $62.7 billion at June 30, 2026, an increase of $5.0 billion, or 8.7%, compared to December 31, 2025. The increase was broad-based across multiple industry categories.

Commercial real estate loans. Our commercial real estate portfolio includes project loans primarily focused in market-rate and affordable multi-family housing loans, owner-occupied commercial and industrial operating company buildings, and community center grocer-anchored retail centers. These three commercial real estate segments make up 71% of our commercial real estate portfolio. Our non-owner-occupied portfolio is focused on operators of commercial real estate who not only utilize our loan products, but also utilize our broader industry-focused products and services and provide consistent pipelines into our agency, CMBS, and other long-term market take out products. This focus ensures our relationship clients foster and build portfolios with stable, recurring cash flows, with adequate, balanced cash reserves to support our balance sheet exposures through the economic cycle.

At June 30, 2026, commercial real estate loans totaled $16.8 billion, which includes $13.9 billion of mortgage loans and $2.9 billion of construction loans. Compared to December 31, 2025, this portfolio increased $286 million, or 1.7%. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at June 30, 2026.

Our overall construction loans constitute 17% of commercial real estate loans as of June 30, 2026 and December 31, 2025, respectively. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of June 30, 2026, 75% of our construction portfolio are multi-family project loans. Our office exposure only represents 4% of commercial real estate loans at period end.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2026
Nonowner-occupied:
Data Center	$—	$—	$211	$—	$41	$—	$514	$766	4.5%	$385	$381
Diversified	1	—	—	29	—	7	198	235	1.4	—	235
Industrial	38	1	89	160	264	174	269	995	5.9	62	933
Land & Residential	9	5	3	3	3	19	—	42	0.2	25	17
Lodging	1	—	—	4	28	87	66	186	1.1	—	186
Medical Office	14	2	30	1	—	71	—	118	0.7	17	101
Multifamily	1,205	291	1,318	1,285	1,799	1,221	427	7,546	44.8	2,167	5,379
Office	71	—	79	57	84	195	113	599	3.6	—	599
Retail	95	40	131	210	101	179	249	1,005	6.0	25	980
Self Storage	27		13	—	32	16	104	192	1.1	3	189
Senior Housing	106	95	19	49	92	57	200	618	3.7	31	587
Skilled Nursing	—		—	—	133	206	363	702	4.2	—	702
Student Housing	62	6	13	47	—	—	—	128	0.8	—	128
Other	1	9	111	39	53	27	133	373	2.2	1	372
Total nonowner-occupied	1,630	449	2,017	1,884	2,630	2,259	2,636	13,505	80.2	2,716	10,789
Owner-occupied	1,042	—	349	609	175	976	181	3,332	19.8	180	3,152
Total	$2,672	$449	$2,366	$2,493	$2,805	$3,235	$2,817	$16,837	100.0%	$2,896	$13,941

Nonperforming loans	$7	$—	$24	$99	$113	$13	$—	$256	N/M	$—	$256
Accruing loans past due 90 days or more	2	—	1	1	—	5	—	9	N/M	1	8
Accruing loans past due 30 through 89 days	4	—	11	2	—	11	1	29	N/M	—	29

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
December 31, 2025
Nonowner-occupied:
Data Center	$—	$—	$—	$—	$24	$—	$671	$695	4.2%	$272	$423
Diversified	1	—	—	29	—	10	176	216	1.3	—	216
Industrial	37	1	77	154	262	166	211	908	5.5	72	836
Land & Residential	9	6	13	3	6	19	—	56	0.3	38	18
Lodging	1	—	8	4	33	40	60	146	0.9	—	146
Medical Office	35	—	31	1	20	63	43	193	1.2	9	184
Multifamily	1,303	356	1,328	1,201	1,762	1,228	404	7,582	45.8	2,150	5,432
Office	79	1	90	70	84	200	114	638	3.9	—	638
Retail	90	40	91	226	87	185	230	949	5.7	20	929
Self Storage	36	—	15	6	50	16	157	280	1.7	20	260
Senior Housing	90	95	35	103	181	81	192	777	4.7	94	683
Skilled Nursing	—	—	—	—	181	220	242	643	3.9	—	643
Student Housing	73	6	13	46	—	—	—	138	0.8	—	138
Other	5	8	12	27	47	31	129	259	1.6	—	259
Total nonowner-occupied	1,759	513	1,713	1,870	2,737	2,259	2,629	13,480	81.4	2,675	10,805
Owner-occupied	1,026	—	316	519	124	929	157	3,071	18.6	169	2,902
Total	$2,785	$513	$2,029	$2,389	$2,861	$3,188	$2,786	$16,551	100.0%	$2,844	$13,707

Nonperforming loans	$8	$—	$25	$68	$48	$7	$1	$157	N/M	$—	$157
Accruing loans past due 90 days or more	—	—	2	1	26	5	—	34	N/M	1	33
Accruing loans past due 30 through 89 days	1	—	1	1	56	8	—	67	N/M	—	67

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions
N/M = not meaningful

Consumer loan portfolio

Consumer loans outstanding as of June 30, 2026, totaled $28.9 billion, a decrease of $1.2 billion, or 3.9%, from December 31, 2025. The decrease was driven by declines across all consumer loan categories reflective of the intentional run-off of low-yielding loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of June 30, 2026, representing 63% of consumer loans outstanding. This is followed by our home equity portfolio representing 19% of consumer loans outstanding at June 30, 2026.

We held the first lien position for approximately 62% of the home equity portfolio at June 30, 2026 and December 31, 2025, respectively. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2025 Form 10-K.

Figure 11 presents our consumer loans by geography.

Figure 11. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
June 30, 2026
Washington	$3,852	$820	$191	$84	$4,947
Ohio	2,601	682	64	187	3,534
New York	579	1,520	680	318	3,097
Colorado	2,715	227	110	29	3,081
California	2,012	14	369	3	2,398
Oregon	1,116	466	81	40	1,703
Pennsylvania	358	372	278	61	1,069
Utah	748	202	50	17	1,017
Florida	650	35	316	12	1,013
Connecticut	596	189	97	28	910
Other	2,951	881	2,113	148	6,093
Total	$18,178	$5,408	$4,349	$927	$28,862

December 31, 2025
Washington	$4,030	$844	$202	$85	$5,161
Ohio	2,613	758	66	195	3,632
New York	626	1,587	702	326	3,241
Colorado	2,769	236	118	29	3,152
California	2,056	13	399	3	2,471
Oregon	1,145	487	85	41	1,758
Pennsylvania	378	395	296	62	1,131
Florida	675	36	343	13	1,067
Utah	759	215	53	17	1,044
Connecticut	618	200	100	29	947
Other	3,063	932	2,280	153	6,428
Total	$18,732	$5,703	$4,644	$953	$30,032

Figure 12 summarizes our loan sales for the six months ended June 30, 2026, and all of 2025.

Figure 12. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2026
Second quarter	$77	$1,342	$42	$333	$1,794
First quarter	36	1,667	122	411	2,236
Total	$113	$3,009	$164	$744	$4,030
2025
Fourth quarter	$81	$2,804	$50	$331	$3,266
Third quarter	79	2,513	61	359	3,012
Second quarter	239	1,465	—	338	2,042
First quarter	89	1,355	27	260	1,731
Total	$488	$8,137	$138	$1,288	$10,051

Figure 13 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

Dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Commercial real estate loans	$588,546	$580,860	$566,567	$569,430	$576,703
Residential mortgage	11,459	11,488	11,419	11,440	11,383
Education loans	136	143	152	161	170
Commercial lease financing	1,542	1,639	1,719	1,815	1,815
Commercial loans	570	572	576	585	589
Consumer direct	227	242	258	273	290
Consumer indirect	31	53	83	122	174
Total	$602,511	$594,997	$580,774	$583,826	$591,124

In the event of default by a borrower, we are subject to recourse with respect to approximately $8.2 billion of the $602.5 billion of loans administered or serviced at June 30, 2026. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

We manage our securities portfolio according to the following priorities: 1) store of liquidity, 2) interest rate risk management tool, and 3) source of earnings. In keeping with the first priority, the portfolio provides securities to meet our pledging requirements. Our securities portfolio totaled $48.0 billion at June 30, 2026, compared to $48.2 billion at December 31, 2025. Available-for-sale securities were $38.5 billion at June 30, 2026, compared to $39.6 billion at December 31, 2025. Held-to-maturity securities were $9.5 billion at June 30, 2026, and $8.6 billion at December 31, 2025.

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(c)
June 30, 2026
Remaining maturity:
One year or less	$3,237	$4	$43	$67	$3,351	4.30%
After one through five years	3,728	1,108	3,331	1,144	9,311	3.37
After five through ten years	41	6,470	11,971	2,188	20,670	3.65
After ten years	69	413	4,263	382	5,127	4.12
Fair value	$7,075	$7,995	$19,608	$3,781	$38,459
Amortized cost(b)	$7,102	$9,726	$20,028	$4,148	$41,004	3.70%
Weighted-average yield(c)	4.11%	1.92%	4.59%	2.90%	3.70%	—
Weighted-average maturity	1.3 years	7.7 years	10.3 years	6.6 years	7.8 years	—
December 31, 2025
Fair value	$7,886	$8,565	$19,195	$3,950	$39,596
Amortized cost	7,842	10,269	19,451	4,284	41,846	3.67%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $(26) million and $99 million as of June 30, 2026 and December 31, 2025, respectively. The securities being hedged are primarily U.S. Treasuries, Agency RMBS, and Agency CMBS.
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
June 30, 2026
Remaining maturity:
One year or less	$19	$—	$245	$17	$9	$290	2.94%
After one through five years	1,018	484	558	2	12	2,074	3.64
After five through ten years	2,667	3,389	191	—	—	6,247	4.44
After ten years	50	62	792	—	—	904	3.31
Amortized cost	$3,754	$3,935	$1,786	$19	$21	$9,515	4.11%
Fair value	$3,548	$3,896	$1,642	$18	$20	$9,124
Weighted-average yield(b)	3.79%	4.92%	3.03%	1.88%	4.48%	4.11%	—
Weighted-average maturity	6.3 years	6.2 years	9.3 years	0.9 years	1.2 years	6.8 years	—
December 31, 2025
Amortized cost	$4,026	$2,374	$2,121	$77	$24	$8,622	3.87%
Fair value	3,858	2,373	1,983	75	24	8,313
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at June 30, 2026
The following table presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	June 30, 2026	December 31, 2025
Money market deposits	$43.2	$42.7
Demand deposits	62.6	61.3
Savings deposits	4.4	4.4
Time deposits	12.0	12.7
Noninterest bearing deposits	30.9	27.6
Total	$153.1	$148.7

Our highly diversified deposit base is our primary source of funding. At June 30, 2026, our deposits totaled $153.1 billion, an increase of $4.4 billion, compared to December 31, 2025.

Uninsured deposits totaled $68.8 billion and $66.2 billion at June 30, 2026 and December 31, 2025, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 17 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 17. Estimated Uninsured Deposits

Dollars in billions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Uninsured deposits(a)	$68.8	$66.5	$66.2	$66.5	$61.8
Total deposits	153.1	147.8	148.7	150.8	146.9
Uninsured % of Deposits	45%	45%	45%	44%	42%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$13.3	$12.9	$12.8	$13.2	$12.5

As of June 30, 2026, approximately $13.0 billion of uninsured deposits were collateralized by government-backed securities compared to $12.0 billion as of December 31, 2025.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.7 billion at June 30, 2026, compared to $11.0 billion at December 31, 2025. The change primarily reflects increases in bank notes and short-term borrowings, as well as issuances of long-term debt during 2026. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part I, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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

$227
$—
2Q25
$228
$—
3Q25
$227
$199
4Q25
$223
$386
1Q26
$222
$341
2Q26
COMMON SHARE REPURCHASES (a)
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a) Excludes shares repurchased related to equity compensation programs and share repurchase excise tax.

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the second quarter of 2026. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning, stress testing, and stress capital buffer” beginning on page 14 in the “Supervision and Regulation” section of our 2025 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 25,066 holders of record at June 30, 2026. Our book value per Common Share was $16.19 based on 1.1 billion shares outstanding at June 30, 2026, compared to $16.27 per Common Share based on 1.1 billion shares outstanding at December 31, 2025. At June 30, 2026, our tangible book value per Common Share was $13.62, compared to $13.77 per Common Share at December 31, 2025.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2026		2025
In thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	1,087,293	1,102,401	1,112,952	1,112,453	1,111,986
Share repurchases	(15,531)	(17,969)	(11,109)	—	—
Shares issued under employee compensation plans (net of cancellations and returns)	273	2,861	558	499	467
Shares outstanding at end of period	1,072,035	1,087,293	1,102,401	1,112,952	1,112,453

In May, 2026, the Board of Directors authorized a new share repurchase program pursuant to which KeyCorp may purchase up to $3.0 billion of KeyCorp common shares. The new repurchase authorization replaces KeyCorp's existing $1.0 billion share repurchase authorization. Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

As shown in Figure 18 above, Common Shares outstanding decreased by 15 million shares during the second quarter of 2026, primarily attributed to shares repurchased in the open market partially offset by shares issued under employee compensation plans. Open market share repurchases, inclusive of shares repurchased from Scotiabank, totaled approximately $341 million in the second quarter of 2026.

At June 30, 2026, we had 184.7 million treasury shares, compared to 154.3 million treasury shares at December 31, 2025. The increase in treasury shares was primarily attributable to open market share repurchases. From time to time, we may reissue treasury shares in connection with stock-based compensation awards or for other corporate purposes.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2026. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2025 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.3% and 11.1% at June 30, 2026, and December 31, 2025, respectively. Our tangible common equity to tangible assets ratio was 7.7% and 8.4% at June 30, 2026, and December 31, 2025, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at June 30, 2026, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at June 30, 2026, and December 31, 2025, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 21 (“Shareholders' Equity”) beginning on page 169 of our 2025 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	June 30, 2026	December 31, 2025
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$19,798	$20,381
Less:	Preferred Stock (a)	2,446	2,446
	Common Equity Tier 1 capital before adjustments and deductions	17,352	17,935
Less:	Goodwill, net of deferred taxes	2,548	2,556
	Intangible assets, net of deferred taxes	3	7
	Deferred tax assets	139	136
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(1,919)	(1,789)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(200)	68
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(235)	(238)
	Total Common Equity Tier 1 capital	$17,016	$17,195
TIER 1 CAPITAL
Common Equity Tier 1		$17,016	$17,195
Additional Tier 1 capital instruments and related surplus		2,446	2,446
Less:	Deductions	—	—
	Total Tier 1 capital	$19,462	$19,641
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,390	$1,522
Allowance for losses on loans and liability for losses on lending-related commitments (b)		1,725	1,747
Less:	Deductions	—	—
	Total Tier 2 capital	3,115	3,269
	Total risk-based capital	$22,577	$22,910

RISK-WEIGHTED ASSETS (d)		$152,317	$145,933

AVERAGE QUARTERLY TOTAL ASSETS		$188,501	$187,035
CAPITAL RATIOS (d)
Tier 1 risk-based capital		12.78%	13.46%
Total risk-based capital		14.82%	15.70%
Leverage (c)		10.32%	10.50%
Common Equity Tier 1		11.17%	11.78%
(a)Net of capital surplus.
(b)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $9 million and $11 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2026, and December 31, 2025, respectively.
(c)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(d)June 30, 2026 capital ratios and risk weighted assets are estimates.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At June 30, 2026, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit spread risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

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

MTRM backtests the VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Backtesting exceptions occur when daily held profit and loss exceeds VaR. There was one backtesting exception for KeyCorp during the past 250 trading days ended June 30, 2026, generally caused by interest rate volatility. All KeyCorp backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was less than $1 million at June 30, 2026, and $2.4 million at June 30, 2025. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2026, and June 30, 2025.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2026				2025
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$.6	$0.2	$0.3	$0.3	$2.3	$1.2	$1.7	$2.1
Derivatives:
Interest rate	$0.2	$0.1	$0.2	$0.2	$0.2	$0.1	$0.1	$0.2

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $1.2 million at June 30, 2026, and $4.4 million at June 30, 2025. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one-day holding period for significant portfolios of covered positions for the three months ended June 30, 2026, and June 30, 2025. Changes in VaR are dependent on portfolio composition, inventory levels, and other market factors.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2026				2025
	Three months ended June 30,				Three months ended June 30,
Dollars in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.1	$.6	$1.0	$.8	$5.2	$2.9	$3.7	$4.0
Derivatives:
Interest rate	$0.3	$0.1	$0.2	$0.2	$0.2	$0.1	$0.1	$0.2

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was zero at June 30, 2026. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by MTRM in accordance with the Market Risk Rule.

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

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee, the ALCO, and the Treasury Risk Oversight Committee (“TROC”) review reports on the interest rate risk exposures described above. In addition, the ALCO and the TROC review reports on stress tests and sensitivity analyses related to interest rate risk. These committees review and monitor strategies to manage nontrading market risk and oversee compliance with established tolerance ranges. The A/LM policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. The MTRM, as the second line of defense, provides additional oversight.

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

Figure 22 presents the results of the simulation analysis at June 30, 2026, and June 30, 2025. At June 30, 2026, our simulated exposure to changes in interest rates remained neutral. The exposure to declining rates has changed from (0.48)% as of June 30, 2025 to 0.15% as of June 30, 2026, while the exposure to rising rates has changed from 0.78% as of June 30, 2025 to 0.17% as of June 30, 2026.

We are actively managing the balance sheet to maintain desired IRR positioning in the current environment. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would reduce net interest income over the same period by more than 5.0%. Current modeled exposure is within Board-approved tolerances.

Figure 22. Simulated Change in Net Interest Income

	June 30, 2026		June 30, 2025
Basis point change assumption	-200	+200	-200	+200
Tolerance level	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Interest rate risk assessment	0.15%	0.17%	(0.48)%	0.78%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of June 30, 2026.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2026
			Weighted-Average			December 31, 2025
Dollars in millions	Notional Amount	Fair Value(a)	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value(a)
Receive fixed/pay variable — conventional loans	$40,250	$(262)	1.6	3.4%	3.6%	$37,050	$66
Receive fixed/pay variable — conventional debt	8,921	(292)	4.4	2.9	3.7	8,722	(198)
Receive fixed/pay variable — forward loans	3,250	9	4.2	4.0	3.6	2,200	40
Pay fixed/receive variable — conventional debt	50	1	2.0	3.9	3.6	50	—
Pay fixed/receive variable — securities	10,281	25	2.2	3.6	4.0	10,194	(100)
Total portfolio swaps	$62,752	$(519)	2.2	3.4%	3.7%	$58,216	$(192)

Floors — forward purchased	$—	$—	—	—%	—%	$3,250	$—
Floors — forward sold	—	—	—	—	—	3,250	—
Total floors	$—	$—	—	—%	—%	$6,500	$—

(a)Excludes accrued interest of $271 million at June 30, 2026, and accrued interest of $173 million at December 31, 2025.

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

Our credit ratings and rating agency outlooks at June 30, 2026, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

June 30, 2026	Outlook	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Positive	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Stable	P-2	N/A	Baa2	Baa2	Baa3	Ba1
Fitch Ratings, Inc.	Stable	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Positive	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Stable	P-2	P-1/A2	Baa1	Baa2	N/A	N/A
Fitch Ratings, Inc.	Stable	F1	F1/A+	A-	BBB+	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.
On July 15, 2026, Moody’s upgraded all long-term ratings and assessments of KeyCorp (long-term issuer rating to “Baa1” from “Baa2”) and its subsidiaries. The upgrades also include KeyBank’s Baseline Credit Assessment (BCA) to “a3” from “baa1” and its long-term deposit rating to “A1” from “A2”. The outlook on Key’s long-term issuer and senior unsecured ratings was changed to “stable” from “ratings under review”.

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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 73% as of June 30, 2026. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Additionally, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a stress period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at June 30, 2026, and December 31, 2025. As of June 30, 2026, our secured term borrowings were $4.3 billion, an increase compared to the fourth quarter 2025. The change reflected a shift in wholesale funding mix, while overall wholesale funding continued to supplement client deposit funding to support seasonal deposit activity and strong loan growth during the quarter.

Figure 25. Available Contingent Liquidity

Dollars in billions	June 30, 2026	December 31, 2025
Available contingent liquidity:
Unpledged securities	$29.9	$29.4
Net balances of federal funds sold and balances in our Federal Reserve account	11.7	9.3
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	38.1	39.5
Unused secured borrowing capacity at the FHLB	14.4	18.9
Total	$94.1	$97.0

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities and dividends for the next 24 months. At June 30, 2026, KeyCorp held $5.3 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with the proceeds from term debt issuances. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the second quarter of 2026, KeyBank paid $600 million in cash dividends to KeyCorp. As of June 30, 2026, KeyBank had regulatory capacity to pay $797 million in dividends to KeyCorp without prior regulatory approval.

During the second quarter, there were no notes issued under the Medium-Term Note (“MTN”) Program. Effective June 10, 2026, a new MTN Program was established, which has $15.0 billion available for issuance as of June 30, 2026.

There were no bank note issuances during the second quarter. At June 30, 2026, there is $20.0 billion available for issuance under the KeyBank Bank Note Program.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2026, and June 30, 2025.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2025 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at June 30, 2026, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $18 million, or 1.3%, from December 31, 2025. The increase in the ALLL from continuing operations primarily reflects the addition of qualitative reserves to account for elevated economic uncertainty driven by geopolitical tensions and potential downside risks from energy price volatility. These increases were partially offset by continued improvement in the commercial portfolio mix. The commercial ALLL increased by $29 million, or 2.7%, from December 31, 2025, through June 30, 2026. Our consumer ALLL decreased $11 million, or 3.2%, from December 31, 2025, through June 30, 2026. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2026			December 31, 2025
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$805	55.7%	56.8%	$745	52.2%	54.1%
Commercial real estate:
Commercial mortgage	242	16.7	12.7	252	17.6	12.9
Construction	37	2.6	2.6	55	3.9	2.7
Total commercial real estate loans	279	19.3	15.3	307	21.5	15.6
Commercial lease financing	23	1.6	1.8	26	1.8	2.1
Total commercial loans	1,107	76.6	73.9	1,078	75.5	71.8
Real estate — residential mortgage	67	4.7	16.5	66	4.6	17.6
Home equity loans	48	3.3	4.9	52	3.7	5.3
Other consumer loans	142	9.8	3.9	149	10.5	4.4
Credit cards	81	5.6	0.8	82	5.7	0.9
Total consumer loans	338	23.4	26.1	349	24.5	28.2
Total ALLL — continuing operations (a)	$1,445	100.0%	100.0%	$1,427	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $9 million at June 30, 2026, and $11 million at December 31, 2025.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended June 30, 2026, increased $13 million compared to the year-ago quarter.

Figure 27. Net Loan Charge-offs (Recoveries) from Continuing Operations

	2026		2025
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$75	$80	$62	$66	$75
Commercial real estate:
Commercial mortgage	19	1	19	27	5
Construction	—	—	—	—	—
Total commercial real estate loans	19	1	19	27	5
Commercial lease financing	1	—	4	—	2
Total commercial loans	95	81	85	93	82
Real estate — residential mortgage	—	(1)	—	(1)	(1)
Home equity loans	—	—	—	—	(1)
Other consumer loans	11	13	12	13	11
Credit cards	9	8	7	9	11
Total consumer loans	20	20	19	21	20
Total net loan charge-offs	$115	$101	$104	$114	$102

Figure 28. Net Loan Charge-offs (Recoveries) to Average Loans from Continuing Operations

	2026		2025
Dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	0.48%	0.55%	0.43%	0.46%	0.54%
Commercial real estate:
Commercial mortgage	0.55	0.03	0.56	0.78	0.18
Construction	—	—	—	0.04	—
Total commercial real estate loans	0.46	0.02	0.46	0.66	0.15
Commercial lease financing	0.05	0.01	0.73	0.03	0.27
Total commercial loans	0.46	0.42	0.44	0.49	0.44
Real estate — residential mortgage	(0.01)	(0.02)	(0.01)	(0.01)	(0.02)
Home equity loans	0.02	—	0.05	(0.04)	(0.02)
Other consumer loans	1.02	1.16	0.96	0.98	0.92
Credit cards	3.98	3.77	3.44	4.00	4.24
Total consumer loans	0.27	0.28	0.26	0.26	0.25
Total net loan charge-offs to average loans	0.42%	0.38%	0.39%	0.42%	0.39%

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2026	2025	2026	2025
Average loans outstanding	$110,072	$105,715	$108,911	$105,039
Allowance for loan and lease losses at beginning of period	$1,449	$1,429	$1,427	$1,409
Loans charged off:
Commercial and industrial	$84	$94	$174	$156
Commercial real estate:
Commercial mortgage	20	6	21	42
Construction	—	—	—	—
Total commercial real estate loans(a)	20	6
Commercial lease financing	1	2	1	2
Total commercial loans	105	102	196	200
Real estate — residential mortgage	1	—	1	1
Home equity loans	—	—	1	1
Other consumer loans	14	13	29	27
Credit cards	11	12	21	24
Total consumer loans	26	25	52	53
Total loans charged off	131	127	248	253
Recoveries:
Commercial and industrial	9	19	19	29
Commercial real estate:
Commercial mortgage	1	1	1	1
Construction	—	—	—	—
Total commercial real estate loans(a)	1	1	1	1
Commercial lease financing	—	—	—	—
Total commercial loans	10	20	20	30
Real estate — residential mortgage	1	1	2	2
Home equity loans	—	1	1	2
Other consumer loans	3	2	5	4
Credit cards	2	1	4	3
Total consumer loans	6	5	12	11
Total recoveries	16	25	32	41
Net loan charge-offs	(115)	(102)	(216)	(212)
Provision (credit) for loan and lease losses	111	119	234	249
Allowance for loan and lease losses at end of period	$1,445	$1,446	$1,445	$1,446
Liability for credit losses on lending-related commitments at beginning of period	$296	$278	$313	$290
Provision (credit) for losses on lending-related commitments	(19)	19	(36)	7
Other	—	—	—	—
Liability for credit losses on lending-related commitments at end of period(b)	$277	$297	$277	$297
Total allowance for credit losses at end of period	$1,722	$1,743	$1,722	$1,743
Net loan charge-offs to average total loans	0.42%	0.39%	0.40%	0.41%
Allowance for loan and lease losses to period-end loans	1.31	1.36	1.31	1.36
Allowance for credit losses to period-end loans	1.56	1.64	1.56	1.64
Allowance for loan and lease losses to nonperforming loans	178.6	207.8	178.6	207.8
Allowance for credit losses to nonperforming loans	212.9	250.4	212.9	250.4

Discontinued operations — education lending business:
Loans charged off	$—	$1	$1	$1
Recoveries	—	—	—	—
Net loan charge-offs	$—	$(1)	$(1)	$(1)

(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at June 30, 2026, increased $191 million from December 31, 2025. The increase was driven by idiosyncratic exposures within select commercial and industrial industries and multifamily real estate. Management does not view this activity as indicative of broader credit deterioration, and these exposures are actively managed and appropriately reserved.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2025 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Commercial and industrial	$358	$284	$256	$253	$280
Commercial real estate:
Commercial mortgage	256	190	157	214	226
Construction	—	—	—	—	—
Total commercial real estate loans(a)	256	190	157	214	226
Commercial lease financing	6	6	7	—	—
Total commercial loans(b)	620	480	420	467	506
Real estate — residential mortgage	100	115	104	98	95
Home equity loans	79	76	80	82	84
Other consumer loans	4	4	4	4	4
Credit cards	6	7	7	7	7
Total consumer loans	189	202	195	191	190
Total nonperforming loans	809	682	615	658	696
OREO	9	10	9	10	11
Nonperforming loans held for sale	—	—	3	—	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$818	$692	$627	$668	$707
Accruing loans past due 90 days or more	$85	$153	$99	$110	$74
Accruing loans past due 30 through 89 days	138	137	220	254	266
Nonperforming assets from discontinued operations — education lending business	1	2	2	2	2
Nonperforming loans to period-end portfolio loans	0.73%	0.62%	0.58%	0.62%	0.65%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	0.74	0.63	0.59	0.63	0.66
(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2026		2025
Dollars in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$682	$615	$658	$696	$686
Loans placed on nonaccrual status	365	253	248	210	233
Charge-offs	(131)	(117)	(124)	(140)	(127)
Loans sold	(33)	(2)	(7)	(13)	—
Payments	(38)	(37)	(124)	(68)	(74)
Transfers to OREO	(1)	(1)	(1)	(1)	(1)
Loans returned to accrual status	(35)	(29)	(35)	(26)	(21)
Balance at end of period	$809	$682	$615	$658	$696

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

		Three months ended					Six months ended
Dollars in millions		6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025
Net interest income (GAAP)		$1,250	$1,222	$1,215	$1,184	$1,141	$2,472	$2,237
Add:	Taxable-equivalent adjustment	8	8	8	9	9	16	18
	Noninterest income (GAAP)	706	723	782	702	690	1,429	1,358
Less:	Noninterest expense (GAAP)	1,217	1,181	1,241	1,177	1,154	2,398	2,285
Pre-provision net revenue from continuing operations (non-GAAP)		$747	$772	$764	$718	$686	$1,519	$1,328

Net income (loss) attributable to Key common shareholders (GAAP)		$473	$486	$475	$453	$389	$959	$758

Average Key shareholders’ equity (GAAP)		$19,947	$20,392	$20,388	$19,664	$19,268	$20,169	$18,952
Less:	Intangible assets (average)	2,756	2,758	2,762	2,767	2,772	2,757	2,774
	Preferred stock (average)	2,500	2,500	2,500	2,500	2,500	2,500	2,500
	Average tangible common equity (non-GAAP) (A)	$14,691	$15,134	$15,126	$14,397	$13,996	$14,912	$13,678

Key shareholders’ equity (GAAP)		$19,798	$19,987	$20,381	$20,102	$19,484
Less:	Intangible assets	2,755	2,757	2,760	2,765	2,770
	Preferred stock (a)	2,446	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP) (B)	$14,597	$14,784	$15,175	$14,891	$14,268

Total assets (GAAP)		$191,317	$188,663	$184,381	$187,409	$185,499
Less:	Intangible assets	2,755	2,757	2,760	2,765	2,770
	Tangible assets (non-GAAP) (C)	$188,562	$185,906	$181,621	$184,644	$182,729

Tangible common equity to tangible assets ratio (non-GAAP) (B/C)		7.7%	8.0%	8.4%	8.1%	7.8%

Income (loss) from continuing operations attributable to Key common shareholders (GAAP) (D)		$472	$486	$474	$454	$387	$958	$757
Return on average tangible common equity from continuing operations (non-GAAP) (D/A)		12.9%	13.0%	12.4%	12.5%	11.1%	13.0%	11.2%

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

	Three months ended					Six months ended
Dollars in millions	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025
Adjusted noninterest expense
Noninterest expense (GAAP)	$1,217	$1,181	$1,241	$1,177	$1,154	$2,398	$2,285
Adjustments:
FDIC special assessment (other expense)	—	—	21	5	—	—	—
Adjusted noninterest expense (non-GAAP)	$1,217	$1,181	$1,262	$1,182	$1,154	$2,398	$2,285

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

In our opinion, some accounting policies are more likely than others to have a critical effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may prove to be inaccurate, or we may find it necessary to change them. We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 95 of our 2025 Form 10-K. During the three and six months ended June 30, 2026, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2026

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 and ASU 2025-01 Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance could be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans	January 1, 2027 Early adoption is permitted.	This guidance expands the types of acquired financial assets that must use the gross‑up approach under ASC 326. Certain non‑PCD loans considered “seasoned” are now accounted for using the gross‑up approach at acquisition. All non‑PCD loans acquired in a business combination are considered “seasoned” and other acquired loans are considered “seasoned” if they were purchased at least 90 days after origination and the acquirer did not originate the loans.

		This guidance must be applied prospectively to loans that are acquired on or after the initial application date.	Adoption of this ASU will impact our financial condition and results of operations on a prospective basis only when loans are acquired.
ASU 2025-09 Derivatives and Hedging (Topic 815) Hedge Accounting Improvements	January 1, 2027 Early adoption is permitted.	The accounting update expands cash flow hedge accounting by allowing the grouping of forecasted transactions with similar risk exposures. It introduces a model that allows entities to hedge forecasted interest payments on certain variable rate debt using simplified assumptions. The guidance also broadens hedge accounting for nonfinancial forecasted transactions, permitting eligible components of spot and forward purchases or sales to be designated as hedged risks. The amendments update hedge accounting for net written options to better reflect changes in interest rate markets proceeding the discontinuation of LIBOR. Further, this new guidance improves accounting for dual hedge strategies involving foreign currency debt by eliminating recognition mismatches and better reflecting the economics of combined interest rate and foreign exchange risk management.

		The guidance should be applied on a prospective basis.	We will early adopt this guidance in 2026 and do not expect it to have a material impact on our financial condition or results of operations.
ASU 2025-06 - Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)	January 1, 2028 Early adoption permitted.	The guidance revises the accounting for internal-use software by replacing prescriptive development stage guidance with a principle-based capitalization threshold. Entities are required to begin capitalizing costs when management commits funding and it is probable the software will be completed and used as intended.

		This guidance may be applied on a prospective, retrospective or modified retrospective basis.	Key is currently evaluating the impact of this guidance on its financial condition and results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$1,711	$1,287
Short-term investments	12,416	10,163
Trading account assets	936	1,061
Securities available for sale	38,459	39,596
Held-to-maturity securities (fair value: $9,124 and $8,313)	9,515	8,622
Other investments	1,230	949
Loans, net of unearned income of $269 and $303	110,430	106,541
Less: Allowance for loan and lease losses	(1,445)	(1,427)
Net loans	108,985	105,114
Loans held for sale (a)	1,198	1,077
Premises and equipment	620	628
Goodwill	2,752	2,752
Other intangible assets	3	8
Corporate-owned life insurance	4,456	4,432
Accrued income and other assets	8,848	8,481
Discontinued assets	188	211
Total assets	$191,317	$184,381
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$122,196	$121,100
Noninterest-bearing deposits	30,893	27,613
Total deposits	153,089	148,713
Federal funds purchased and securities sold under repurchase agreements	5	13
Bank notes and other short-term borrowings	3,680	1,071
Accrued expense and other liabilities	3,778	4,286
Long-term debt	10,967	9,917
Total liabilities	171,519	164,000
EQUITY
Preferred stock	2,500	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,702,081 shares	1,257	1,257
Capital surplus	6,014	6,035
Retained earnings	15,873	15,359
Treasury stock, at cost (184,667,530 and 154,301,387 shares)	(3,492)	(2,810)
Accumulated other comprehensive income (loss)	(2,354)	(1,960)
Total equity	19,798	20,381
Total liabilities and equity	$191,317	$184,381

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $204 million at June 30, 2026, and $149 million at December 31, 2025.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2026	2025	2026	2025
INTEREST INCOME
Loans	$1,463	$1,443	$2,879	$2,844
Loans held for sale	15	11	29	25
Securities available for sale	367	411	737	803
Held-to-maturity securities	95	61	181	124
Trading account assets	10	16	21	33
Short-term investments	101	157	204	331
Other investments	8	8	13	17
Total interest income	2,059	2,107	4,064	4,177
INTEREST EXPENSE
Deposits	600	730	1,198	1,483
Federal funds purchased and securities sold under repurchase agreements	19	4	33	5
Bank notes and other short-term borrowings	35	34	55	61
Long-term debt	155	198	306	391
Total interest expense	809	966	1,592	1,940
NET INTEREST INCOME	1,250	1,141	2,472	2,237
Provision for credit losses	92	138	198	256
Net interest income after provision for credit losses	1,158	1,003	2,274	1,981
NONINTEREST INCOME
Trust and investment services income	159	146	316	285
Investment banking and debt placement fees	169	178	366	353
Cards and payments income	94	85	180	167
Service charges on deposit accounts	77	73	154	142
Corporate services income	80	76	151	141
Commercial mortgage servicing fees	49	70	111	146
Corporate-owned life insurance income	33	32	67	65
Consumer mortgage income	17	15	30	28
Operating lease income and other leasing gains	10	14	18	23
Other income	15	1	33	8
Net securities gains (losses)	3	—	3	—
Total noninterest income	706	690	1,429	1,358
NONINTEREST EXPENSE
Personnel	786	705	1,529	1,385
Net occupancy	68	69	136	136
Computer processing	108	107	219	214
Business services and professional fees	46	48	82	88
Equipment	22	21	41	41
Operating lease expense	7	10	14	21
Marketing	22	24	40	45
Other expense	158	170	337	355
Total noninterest expense	1,217	1,154	2,398	2,285
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	647	539	1,305	1,054
Income taxes	139	116	275	225
INCOME (LOSS) FROM CONTINUING OPERATIONS	508	423	1,030	829
Income (loss) from discontinued operations	1	2	1	1
NET INCOME (LOSS)	$509	$425	$1,031	$830
Income (loss) from continuing operations attributable to Key common shareholders	$472	$387	$958	$757
Net income (loss) attributable to Key common shareholders	473	389	959	758
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.35	$.89	$.69
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.44	.35	.89	.69
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.35	$.88	$.69
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.44	.35	.88	.69

Weighted-average Common Shares outstanding (000)	1,071,229	1,100,033	1,077,977	1,098,453
Effect of Common Share options and other stock awards	8,779	7,177	9,435	8,331
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	1,080,008	1,107,210	1,087,412	1,106,784

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2026	2025	2026	2025
Net income (loss)	$509	$425	$1,031	$830
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $17, $(48), $72, and $(184)	(51)	152	(223)	576
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $27, $(43), $56, and $(105)	(83)	133	(174)	326
Net pension and postretirement benefit costs, net of income taxes of $0, $0, $(1), and $(21)	1	1	3	67
Total other comprehensive income (loss), net of tax	(133)	286	(394)	969
Comprehensive income (loss) attributable to Key	$376	$711	$637	$1,799

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2025	1,996	1,102,401	$2,500	$1,257	$6,035	$15,359	$(2,810)	$(1,960)	$20,381
Net income (loss)						1,031			1,031
Other comprehensive income (loss)								(394)	(394)
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.410 per share)						(445)			(445)
Series D Preferred Stock ($25.00 per depositary share)						(13)			(13)
Series E Preferred Stock ($.766 per depositary share)						(15)			(15)
Series F Preferred Stock ($.706 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703 per depositary share)						(13)			(13)
Series H Preferred Stock ($.775 per depositary share)						(19)			(19)
Common Share repurchases (a)		(33,500)			—		(727)		(727)
Excise tax on share repurchases		—			—		(6)		(6)
Employee equity compensation program Common Share repurchases		(2,170)			—		(47)		(47)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,304			(20)		98		78
BALANCE AT JUNE 30, 2026	1,996	1,072,035	$2,500	$1,257	$6,014	$15,873	$(3,492)	$(2,354)	$19,798

BALANCE AT MARCH 31, 2026	1,996	1,087,293	$2,500	$1,257	$5,981	$15,622	$(3,152)	$(2,221)	$19,987
Net income (loss)						509			509
Other comprehensive income (loss)								(133)	(133)
Deferred compensation					1				1
Cash dividends declared
Common Shares ($.205 per share)						(222)			(222)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(6)			(6)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(11)			(11)
Common Share repurchases (a)		(15,531)			—		(341)		(341)
Excise tax on share repurchases		—			—		(3)		(3)
Employee equity compensation program Common Share repurchases		(6)			—		(1)		(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		279			32		5		37
BALANCE AT JUNE 30, 2026	1,996	1,072,035	$2,500	$1,257	$6,014	$15,873	$(3,492)	$(2,354)	$19,798

(a) Includes open market repurchases and shares purchased pursuant to the share repurchase agreement with Scotiabank.
See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176
Net income (loss)						830			830
Other comprehensive income (loss)								969	969
Deferred compensation					(1)				(1)
Common Shares ($.410 per share)						(456)			(456)
Series D Preferred Stock ($25.00 per depositary share)						(13)			(13)
Series E Preferred Stock ($.766 per depositary share)						(15)			(15)
Series F Preferred Stock ($.706 per depositary share)						(12)			(12)
Series G Preferred Stock ($.703 per depositary share)						(13)			(13)
Series H Preferred Stock ($.775 per depositary share)						(19)			(19)
Employee equity compensation program Common Share repurchases		(1,961)			—		(35)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,628			(66)		139		73
BALANCE AT JUNE 30, 2025	1,996	1,112,453	$2,500	$1,257	$5,971	$14,886	$(2,629)	$(2,501)	$19,484

BALANCE AT MARCH 31, 2025	1,996	1,111,986	$2,500	$1,257	$5,946	$14,724	$(2,637)	$(2,787)	$19,003
Net income (loss)						425			425
Other comprehensive income (loss)								286	286
Common Shares ($.205 per share)						(227)			(227)
Series D Preferred Stock ($12.50 per depositary share)						(6)			(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)			(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)			(7)
Series H Preferred Stock ($.387500 per depositary share)						(10)			(10)
Employee equity compensation program Common Share repurchases		(3)			—		—		—
Common Shares reissued (returned) for stock options and other employee benefit plans		470			25		8		33
BALANCE AT JUNE 30, 2025	1,996	1,112,453	$2,500	$1,257	$5,971	$14,886	$(2,629)	$(2,501)	$19,484

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Six months ended June 30,
(Unaudited)	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$1,031	$830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	198	256
Depreciation, amortization, and accretion, net	(10)	11
Increase in cash surrender value of corporate-owned life insurance	(60)	(59)
Stock-based compensation expense	64	63
Deferred income taxes (benefit)	51	16
Proceeds from sales of loans held for sale	3,987	3,767
Originations of loans held for sale, net of repayments	(4,020)	(3,506)
Net losses (gains) on sales of loans held for sale	(66)	(60)
Net losses (gains) on leased equipment	(1)	—
Net securities and other investments losses (gains)	(3)	—
Net losses (gains) on sales of fixed assets	1	—
Net change in:
Trading account assets	125	(91)
Accrued income and other assets	(417)	95
Accrued expense and other liabilities	(529)	(733)
Other operating activities, net	(154)	505
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	197	1,094
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(2,253)	5,940
Purchases of securities available for sale	(2,956)	(5,419)
Proceeds from sales of securities available for sale	650	—
Proceeds from prepayments and maturities of securities available for sale	3,200	3,256
Proceeds from prepayments and maturities of held-to-maturity securities	843	484
Purchases of held-to-maturity securities	(1,732)	—
Net decrease (increase) in other investments	(281)	(16)
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(4,178)	(2,294)
Proceeds from sales of portfolio loans	108	66
Proceeds from corporate-owned life insurance	36	30
Purchases of premises, equipment, and software	(38)	(33)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,601)	2,017
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,376	(2,855)
Net increase (decrease) in short-term borrowings	2,601	630
Net proceeds from issuance of long-term debt	2,119	1,411
Payments on long-term debt	(984)	(1,714)
Common Share repurchases (a)	(727)	—
Employee equity compensation program Common Share repurchases	(47)	(35)
Net proceeds from reissuance of Common Shares	7	3
Cash dividends paid	(517)	(528)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,828	(3,088)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	424	23
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,287	1,743
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,711	$1,766
Additional disclosures relative to cash flows:
Interest paid	$1,533	$1,912
Income taxes paid (refunded)	101	4
Noncash items:
Reduction of secured borrowing and related collateral	$1	$1
Loans transferred to portfolio from held for sale	13	71
Loans transferred to held for sale from portfolio	34	6
Loans transferred to OREO	2	2

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions, except per share amounts	2026	2025	2026	2025
EARNINGS
Income (loss) from continuing operations	$508	$423	$1,030	$829
Less: Dividends on Preferred Stock	36	36	72	72
Income (loss) from continuing operations attributable to Key common shareholders	472	387	958	757
Income (loss) from discontinued operations, net of taxes	1	2	1	1
Net income (loss) attributable to Key common shareholders	$473	$389	$959	$758
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,071,229	1,100,033	1,077,977	1,098,453
Effect of Common Share options and other stock awards	8,779	7,177	9,435	8,331
Weighted-average Common Shares and potential Common Shares outstanding (000)(a)	1,080,008	1,107,210	1,087,412	1,106,784
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.35	$.89	$.69
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.44	.35	.89	.69

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.44	$.35	$.88	$.69
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders—assuming dilution(b)	.44	.35	.88	.69
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

Dollars in millions	June 30, 2026	December 31, 2025
Commercial and industrial (b)	$62,734	$57,688
Commercial real estate:
Commercial mortgage	13,941	13,707
Construction	2,896	2,844
Total commercial real estate loans	16,837	16,551
Commercial lease financing	1,997	2,270
Total commercial loans	81,568	76,509

Real estate — residential mortgage	18,178	18,732
Home equity loans	5,408	5,703
Total residential loans	23,586	24,435
Other consumer loans	4,349	4,644
Credit cards	927	953
Total consumer loans	28,862	30,032
Total loans (c)	$110,430	$106,541

(a)Accrued interest of $453 million and $459 million at June 30, 2026, and December 31, 2025, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $208 million and $205 million of commercial credit card balances at June 30, 2026, and December 31, 2025, respectively.
(c)Total loans exclude loans of $182 million at June 30, 2026, and $205 million at December 31, 2025, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

We have access to secured borrowings from the Federal Reserve and advances from the FHLB. As of June 30, 2026 and December 31, 2025, loans and leases totaling $70.6 billion and $71.0 billion, respectively, were pledged to the FRB and FHLB for access to these contingent funding sources.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 109 of our 2025 Form 10-K.

The ALLL at June 30, 2026, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2026:

Dollars in millions	March 31, 2026	Provision		Charge-offs	Recoveries	June 30, 2026
Commercial and Industrial	$767	$113		$(84)	$9	$805
Commercial real estate:
Real estate — commercial mortgage	253	8		(20)	1	242
Real estate — construction	51	(14)		—	—	37
Total commercial real estate loans	304	(6)		(20)	1	279
Commercial lease financing	26	(2)		(1)	—	23
Total commercial loans	1,097	105		(105)	10	1,107
Real estate — residential mortgage	69	(2)		(1)	1	67
Home equity loans	51	(3)		—	—	48
Other consumer loans	148	5		(14)	3	142
Credit cards	84	6		(11)	2	81
Total consumer loans	352	6		(26)	6	338
Total ALLL — continuing operations	1,449	111	(a)	(131)	16	1,445
Discontinued operations	11	(2)		—	—	9
Total ALLL — including discontinued operations	$1,460	$109		$(131)	$16	$1,454

(a)Excludes a credit related to reserves on lending-related commitments of $19 million.

Three months ended June 30, 2025:

Dollars in millions	March 31, 2025	Provision		Charge-offs	Recoveries	June 30, 2025
Commercial and Industrial	$669	$84		$(94)	$19	$678
Commercial real estate:
Real estate — commercial mortgage	297	27		(6)	1	319
Real estate — construction	57	—		—	—	57
Total commercial real estate loans	354	27		(6)	1	376
Commercial lease financing	34	—		(2)	—	32
Total commercial loans	1,057	111		(102)	20	1,086
Real estate — residential mortgage	71	(4)		—	1	68
Home equity loans	75	(7)		—	1	69
Other consumer loans	143	9		(13)	2	141
Credit cards	83	10		(12)	1	82
Total consumer loans	372	8		(25)	5	360
Total ALLL — continuing operations	1,429	119	(a)	(127)	25	1,446
Discontinued operations	13	—		(1)	—	12
Total ALLL — including discontinued operations	$1,442	$119		$(128)	$25	$1,458

(a)Excludes a provision related to reserves on lending-related commitments of $19 million.

Six months ended June 30, 2026:

Dollars in millions	December 31, 2025	Provision		Charge-offs	Recoveries	June 30, 2026
Commercial and Industrial	$745	$215		$(174)	$19	$805
Commercial real estate:
Real estate — commercial mortgage	252	10		(21)	1	242
Real estate — construction	55	(18)		—	—	37
Total commercial real estate loans	307	(8)		(21)	1	279
Commercial lease financing	26	(2)		(1)	—	23
Total commercial loans	1,078	205		(196)	20	1,107
Real estate — residential mortgage	66	—		(1)	2	67
Home equity loans	52	(4)		(1)	1	48
Other consumer loans	149	17		(29)	5	142
Credit cards	82	16		(21)	4	81
Total consumer loans	349	29		(52)	12	338
Total ALLL — continuing operations	1,427	234	(a)	(248)	32	1,445
Discontinued operations	11	(1)		(1)	—	9
Total ALLL — including discontinued operations	$1,438	$233		$(249)	$32	$1,454

(a)Excludes a credit related to reserves on lending-related commitments of $36 million.

Six months ended June 30, 2025:

Dollars in millions	December 31, 2024	Provision		Charge-offs	Recoveries	June 30, 2025
Commercial and Industrial	$639	$166		$(156)	$29	$678
Commercial real estate:
Real estate — commercial mortgage	320	40		(42)	1	319
Real estate — construction	51	6		—	—	57
Total commercial real estate loans	371	46		(42)	1	376
Commercial lease financing	27	7		(2)	—	32
Total commercial loans	1,037	219		(200)	30	1,086
Real estate — residential mortgage	90	(23)		(1)	2	68
Home equity loans	70	(2)		(1)	2	69
Other consumer loans	136	28		(27)	4	141
Credit cards	76	27		(24)	3	82
Total consumer loans	372	30		(53)	11	360
Total ALLL — continuing operations	1,409	249	(a)	(253)	41	1,446
Discontinued operations	13	—		(1)	—	12
Total ALLL — including discontinued operations	$1,422	$249		$(254)	$41	$1,458

(a)Excludes a provision related to reserves on lending-related commitments of $7 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2025 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current economic and portfolio conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two-year reasonable and supportable period across all products. Following this two-year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20-year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four-quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two-year reasonable and supportable period.

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

Economic Outlook

We utilized the Moody’s May 2026 Consensus forecast as the baseline forecast to estimate our expected credit losses as of June 30, 2026. This baseline scenario reflects slow growth over the next two years, but no recession. U.S. GDP is expected to grow at an annual rate of 2.0% for 2026 and 2.0% in 2027. The expected National Unemployment Rate is forecasted to remain close to 4.5% through 2026. The U.S. Consumer Price Index will remain close to 3%, while interest rates are expected to remain higher for longer, with the Federal Funds rate flat over the next year.

Evolving market conditions may not be fully captured in the baseline forecast as of quarter-end. The geopolitical environment remains uncertain, especially its impact on inflation and the path of rates, and poses potential downside-risks to the economic outlook over the next two years. These economic uncertainties continue to be addressed through qualitative reserve adjustments, which leverage downside economic assumptions.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our June 30, 2026 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased $10 million, or 0.9%, from March 31, 2026. The increasing reserve levels are reflective of loan growth and credit migration, particularly in the Commercial and Industrial portfolio segments. These reserve increases are partially offset by resilient economic forecasts and ongoing runoff in high-reserve segments of the portfolio.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $14 million, or 4.0%,from March 31, 2026. The decreasing reserve levels are reflective of loan runoff impacts, paired with a stable economic outlook and continued strong credit performance.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of June 30, 2026	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2026	2025	2024	2023	2022	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$5,938	$9,900	$5,330	$1,971	$4,180	$5,473	$26,095	$262	$59,149
Criticized (Accruing)	17	244	178	206	427	728	1,414	13	3,227
Criticized (Nonaccruing)	4	3	8	18	50	62	213	—	358
Total commercial and industrial	5,959	10,147	5,516	2,195	4,657	6,263	27,722	275	62,734
Annual gross write-offs	—	1	1	8	17	20	127	—	174
Real estate — commercial mortgage
Risk Rating:
Pass	1,232	3,028	781	474	1,527	3,890	1,649	69	12,650
Criticized (Accruing)	1	93	62	119	302	432	18	8	1,035
Criticized (Nonaccruing)	—	—	53	7	127	65	4	—	256
Total real estate — commercial mortgage	1,233	3,121	896	600	1,956	4,387	1,671	77	13,941
Annual gross write-offs	—	—	6	—	10	5	—	—	21
Real estate — construction
Risk Rating:
Pass	35	786	712	482	241	62	345	—	2,663
Criticized (Accruing)	—	14	2	35	—	179	—	3	233
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	35	800	714	517	241	241	345	3	2,896
Annual gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	145	246	207	255	366	713	—	—	1,932
Criticized (Accruing)	1	4	2	18	17	17	—	—	59
Criticized (Nonaccruing)	—	—	—	4	1	1	—	—	6
Total commercial lease financing	146	250	209	277	384	731		—	1,997
Annual gross write-offs	—	—	—	—	—	1	—	—	1
Total commercial loans	$7,373	$14,318	$7,335	$3,589	$7,238	$11,622	$29,738	$355	$81,568
Total commercial loan annual gross write-offs	$—	$1	$7	$8	$27	$26	$127	$—	$196

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$9,473	$5,864	$2,263	$5,313	$2,648	$4,115	$24,267	$174	$54,117
Criticized (Accruing)	139	218	171	463	259	493	1,535	37	3,315
Criticized (Nonaccruing)	1	14	18	54	21	33	115	—	256
Total commercial and industrial	9,613	6,096	2,452	5,830	2,928	4,641	25,917	211	57,688
Annual gross write-offs	13	27	22	27	8	28	187	—	312
Real estate — commercial mortgage
Risk Rating:
Pass	3,246	826	651	1,911	1,519	2,997	1,366	29	12,545
Criticized (Accruing)	8	99	60	326	237	246	20	9	1,005
Criticized (Nonaccruing)	—	16	3	95	31	9	3	—	157
Total real estate — commercial mortgage	3,254	941	714	2,332	1,787	3,252	1,389	38	13,707
Annual gross write-offs	19	14	1	18	29	10	3	—	94
Real estate — construction
Risk Rating:
Pass	468	565	771	262	130	72	296	2	2,566
Criticized (Accruing)	—	—	20	95	36	127	—	—	278
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	468	565	791	357	166	199	296	2	2,844
Annual gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	322	228	293	433	249	609	—	—	2,134
Criticized (Accruing)	5	4	26	55	18	21	—	—	129
Criticized (Nonaccruing)	—	—	5	2	—	—	—	—	7
Total commercial lease financing	327	232	324	490	267	630	—	—	2,270
Annual gross write-offs	—	—	3	1	—	2	—	—	6
Total commercial loans	$13,662	$7,834	$4,281	$9,009	$5,148	$8,722	$27,602	$251	$76,509
Total commercial loan annual gross write-offs	$32	$41	$26	$46	$37	$40	$190	$—	$412

(a)Accrued interest of $338 million and $338 million as of June 30, 2026, and December 31, 2025, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the six months ended June 30, 2026 and the twelve months ended December 31, 2025.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of June 30, 2026	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2026	2025	2024	2023	2022	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$228	$315	$165	$539	$5,028	$9,506	$—	$—	$15,781
660 to 749	56	55	34	92	567	1,187	—	—	1,991
Less than 660	2	6	13	26	104	240	—	—	391
No Score	—	2	2	1	1	7	2	—	15
Total real estate — residential mortgage	286	378	214	658	5,700	10,940	2	—	18,178
Annual gross write-offs	—	—	—	—	—	1	—	—	1
Home equity loans
FICO Score:
750 and above	16	40	22	19	108	1,714	1,736	153	3,808
660 to 749	5	16	12	11	36	375	664	49	1,168
Less than 660	—	2	3	5	15	140	241	19	425
No Score	—	1	—	—	—	1	5	—	7
Total home equity loans	21	59	37	35	159	2,230	2,646	221	5,408
Annual gross write-offs	—	—	—	—	—	—	1	—	1
Other consumer loans
FICO Score:
750 and above	83	144	59	87	906	1,474	78	—	2,831
660 to 749	50	92	40	59	198	353	160	—	952
Less than 660	5	19	10	20	49	87	50	—	240
No Score	2	5	7	5	9	9	289	—	326
Total consumer direct loans	140	260	116	171	1,162	1,923	577	—	4,349
Annual gross write-offs	—	3	2	3	5	10	6	—	29
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	471	—	471
660 to 749	—	—	—	—	—	—	351	—	351
Less than 660	—	—	—	—	—	—	104	—	104
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	927	—	927
Annual gross write-offs	—	—	—	—	—	—	21	—	21
Total consumer loans	$447	$697	$367	$864	$7,021	$15,093	$4,152	$221	$28,862
Total consumer loan annual gross write-offs	$—	$3	$2	$3	$5	$11	$28	$—	$52

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$358	$224	$607	$5,342	$6,738	$3,403	$—	$—	$16,672
660 to 749	69	36	86	504	582	420	—	—	1,697
Less than 660	2	11	23	87	73	149	—	—	345
No Score	2	2	2	1	—	9	2	—	18
Total real estate — residential mortgage	431	273	718	5,934	7,393	3,981	2	—	18,732
Annual gross write-offs	—	—	—	—	—	2	—	—	2
Home equity loans
FICO Score:
750 and above	43	26	23	117	676	1,164	1,749	179	3,977
660 to 749	18	13	13	41	149	258	718	58	1,268
Less than 660	2	3	5	15	44	109	253	21	452
No Score	—	—	—	—	—	1	5	—	6
Total home equity loans	63	42	41	173	869	1,532	2,725	258	5,703
Annual gross write-offs	—	—	—	—	—	—	2	—	2
Other consumer loans
FICO Score:
750 and above	175	73	104	986	1,032	595	81	—	3,046
660 to 749	112	48	74	220	218	179	172	—	1,023
Less than 660	17	12	21	54	52	46	54	—	256
No Score	12	8	5	10	13	6	265	—	319
Total consumer direct loans	316	141	204	1,270	1,315	826	572	—	4,644
Annual gross write-offs	4	5	7	9	9	7	15	—	56
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	479	—	479
660 to 749	—	—	—	—	—	—	364	—	364
Less than 660	—	—	—	—	—	—	108	—	108
No Score	—	—	—	—	—	—	2	—	2
Total credit cards	—	—	—	—	—	—	953	—	953
Annual gross write-offs	—	—	—	—	—	—	45	—	45
Total consumer loans	$810	$456	$963	$7,377	$9,577	$6,339	$4,252	$258	$30,032
Total consumer annual gross write-offs	$4	$5	$7	$9	$9	$9	$62	$—	$105

(a)Accrued interest of $114 million and $121 million as of June 30, 2026, and December 31, 2025, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the six months ended June 30, 2026 and the twelve months ended December 31, 2025.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2025 Form 10-K.

The following aging analysis of past due and current loans as of June 30, 2026, and December 31, 2025, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of June 30, 2026	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$62,303	$24	$13	$36	$358	$431	$62,734
Commercial real estate:
Commercial mortgage	13,648	7	22	8	256	293	13,941
Construction	2,895	—	—	1	—	1	2,896
Total commercial real estate loans	16,543	7	22	9	256	294	16,837
Commercial lease financing	1,990	—	—	1	6	7	1,997
Total commercial loans	$80,836	$31	$35	$46	$620	$732	$81,568
Real estate — residential mortgage	$18,052	$12	$5	$9	$100	$126	$18,178
Home equity loans	5,302	19	5	3	79	106	5,408
Other consumer loans	4,304	14	9	18	4	45	4,349
Credit cards	904	5	3	9	6	23	927
Total consumer loans	$28,562	$50	$22	$39	$189	$300	$28,862
Total loans	$109,398	$81	$57	$85	$809	$1,032	$110,430

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $453 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $54 million in Commercial mortgage and $5 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
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

At June 30, 2026, the carrying amount of our commercial nonperforming loans outstanding represented 74% of their original contractual amount owed, total nonperforming loans outstanding represented 78% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $13 million and $25 million for the three and six months ended June 30, 2026, respectively, and $13 million and $27 million for the three and six months ended June 30, 2025, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $357 million at June 30, 2026 and $386 million at December 31, 2025.

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

At June 30, 2026 and June 30, 2025, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was $70 million and $65 million, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three and six months ended June 30, 2026.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months of the noted periods. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of June 30, 2026, there were 132 loans totaling $20 million in a trial modification period. As of June 30, 2025, there were 91 loans totaling $12 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $75 million and $98 million at June 30, 2026 and June 30, 2025, respectively.

As of June 30, 2026	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$2	$294	$32	$60	$388	0.62%
Commercial real estate:
Commercial mortgage	—	99	19	2	120	0.86
Total commercial real estate loans	—	99	19	2	120	0.71
Total commercial loans	$2	$393	$51	$62	$508	0.62%

Real estate — residential mortgage	$3	$1	$—	$6	$10	0.06%
Home equity loans	4	1	1	3	9	0.17
Other consumer loans	—	1	—	2	3	0.07
Credit cards	—	—	—	2	2	0.22
Total consumer loans	$7	$3	$1	$13	$24	0.08%
Total loans	$9	$396	$52	$75	$532	0.48%

As of June 30, 2025	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$109	$37	$19	$165	0.29%
Commercial real estate:
Commercial mortgage	—	212	17	52	281	2.03
Construction	—	34	—	—	34	1.20
Total commercial real estate loans	—	246	17	52	315	1.89
Total commercial loans	$—	$355	$54	$71	$480	0.64%

Real estate — residential mortgage	$2	$—	$—	$13	$15	0.08%
Home equity loans	4	1	2	5	12	0.18
Other consumer loans	—	3	—	2	5	0.10
Credit cards	—	—	—	4	4	0.43
Total consumer loans	$6	$4	$2	$24	$36	0.12%
Total loans	$6	$359	$56	$95	$516	0.49%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods. For the three and six months ended June 30, 2026, the weighted-average interest rate change for commercial and industrial loans was comprised solely of modifications of commercial credit card balances.

Three months ended June 30, 2026	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(25.53)%	1.08
Commercial mortgage	—%	1.09
Real estate — residential mortgage	(2.22)%	10.38
Home equity loans	(1.55)%	3.29
Other consumer loans	(2.36)%	0.61
Credit cards	(20.07)%	0.25

Three months ended June 30, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(30.00)%	0.65
Commercial mortgage	—%	1.74
Real estate — residential mortgage	(2.06)%	6.10
Home equity loans	(2.06)%	5.96
Other consumer loans	(3.25)%	0.80
Credit cards	(2.08)%	0.25

Six months ended June 30, 2026	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(25.53)%	1.09
Commercial mortgage	—%	0.83
Real estate — residential mortgage	(2.33)%	9.03
Home equity loans	(3.30)%	8.05
Other consumer loans	(4.80)%	0.75
Credit cards	(20.31)%	0.50

Six months ended June 30, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(20.24)%	0.64
Commercial mortgage	—%	1.44
Construction	—%	0.50
Real estate — residential mortgage	(1.69)%	5.59
Home equity loans	(2.57)%	6.38
Other consumer loans	(3.38)%	0.73
Credit cards	(5.24)%	0.50

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

Three months ended June 30, 2026
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$2	$—	$—	$2
Total commercial loans	—	2	—	—	2
Total loans	$—	$2	$—	$—	$2

Three months ended June 30, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$1	$2	$—	$3
Total commercial loans	—	1	2	—	3
Credit cards	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$1	$2	$1	$4

Six months ended June 30, 2026
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$2	$—	$—	$2
Commercial real estate
Commercial mortgage	—	39	2	—	41
Total commercial loans	—	41	2	—	43
Home equity loans	—	—	—	1	1
Total consumer loans	$—	$—	$—	$1	$1
Total loans	$—	$41	$2	$1	$44

Six months ended June 30, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$1	$2	$—	$3
Commercial real estate
Commercial mortgage	$—	$19	$—	$—	$19
Total commercial real estate loans	—	19	—	—	19
Total commercial loans	—	20	2	—	22
Total loans	$—	$20	$2	$—	$22

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the amortized cost as of June 30, 2026, of loans modified during the 12 months then ended, by aging.

As of June 30, 2026	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$365	$14	$9	$388
Commercial real estate
Commercial mortgage	76	—	44	120
Total commercial real estate loans	76	—	44	120
Total commercial loans	$441	$14	$53	$508

Real estate — residential mortgage	$9	$1	$—	$10
Home equity loans	8	1	—	9
Other consumer loans	3	—	—	3
Credit cards	2	—	—	2
Total consumer loans	$22	$2	$—	$24
Total loans	$463	$16	$53	$532

The following table presents the amortized cost as of June 30, 2025, of loans modified during the twelve months then ended, by aging.

As of June 30, 2025	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$149	$13	$3	$165
Commercial real estate
Commercial mortgage	210	50	21	281
Construction	34	—	—	34
Total commercial real estate loans	244	50	21	315
Total commercial loans	$393	$63	$24	$480

Real estate — residential mortgage	$14	$2	$—	$16
Home equity loans	10	—	1	11
Other consumer loans	5	—	—	5
Credit cards	4	—	—	4
Total consumer loans	$33	$2	$1	$36
Total loans	$426	$65	$25	$516

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

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2026	2025	2026	2025
Balance at beginning of period	$296	$278	$313	$290
Provision (credit) for losses on lending-related commitments	(19)	19	(36)	7
Balance at end of period	$277	$297	$277	$297

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 5 (“Fair Value Measurements”) in our 2025 Form 10-K. The following tables present these assets and liabilities at June 30, 2026, and December 31, 2025.

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$434	$—	$434	$—	$674	$—	$674
States and political subdivisions	—	20	—	20	—	60	—	60
Other mortgage-backed securities	—	430	—	430	—	316	—	316
Other securities	—	45	—	45	—	6	—	6
Total trading account securities	—	929	—	929	—	1,056	—	1,056
Commercial loans	—	7	—	7	—	5	—	5
Total trading account assets	—	936	—	936	—	1,061	—	1,061
Securities available for sale:
U.S. Treasury, agencies and corporations	—	7,075	—	7,075	—	7,886	—	7,886
Agency residential collateralized mortgage obligations	—	7,995	—	7,995	—	8,565	—	8,565
Agency residential mortgage-backed securities	—	19,608	—	19,608	—	19,195	—	19,195
Agency commercial mortgage-backed securities	—	3,781	—	3,781	—	3,950	—	3,950
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	38,459	—	38,459	—	39,596	—	39,596
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	—	—	—	7	—	—	—	9
Total principal investments	—	—	—	7	—	—	—	9
Equity investments:
Direct	—	4	2	6	—	—	3	3
Direct (measured at NAV) (a)	—	—	—	78	—	—	—	71
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	3
Total equity investments	—	4	2	87	—	—	3	77
Total other investments	—	4	2	94	—	—	3	86
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	204	—	204	—	149	—	149
Derivative assets:
Interest rate	—	105	(1)	104	—	135	(3)	132
Foreign exchange	66	33	—	99	39	44	—	83
Commodity	—	284	—	284	—	249	—	249
Other	—	54	2	56	—	7	1	8
Derivative assets	66	476	1	543	39	435	(2)	472
Netting adjustments (b)	—	—	—	(347)	—	—	—	(297)
Total derivative assets	66	476	1	196	39	435	(2)	175
Total assets on a recurring basis at fair value	$66	$40,079	$14	$39,900	$39	$41,241	$12	$41,078
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$668	$262	$—	$930	$412	$409	$—	$821
Derivative liabilities:
Interest rate	—	635	—	635	—	577	—	577
Foreign exchange	61	34	—	95	36	44	—	80
Commodity	—	273	—	273	—	237	—	237
Credit	—	5	—	5	—	8	—	8
Other	—	9	—	9	—	25	—	25
Derivative liabilities	61	956	—	1,017	36	891	—	927
Netting adjustments (b)	—	—	—	(323)	—	—	—	(274)
Total derivative liabilities	61	956	—	694	36	891	—	653
Total liabilities on a recurring basis at fair value	$729	$1,218	$—	$1,624	$448	$1,300	$—	$1,474

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

The fair value and related unfunded commitments of our indirect principal investments and direct equity investments measured at net asset value as a practical expedient at June 30, 2026, was $7 million and $50 million, respectively.

Changes in Level 3 Fair Value Measurements

The change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2026, and June 30, 2025 was not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 5 (“Fair Value Measurements”) in our 2025 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2026, and December 31, 2025.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2026, and December 31, 2025:

	June 30, 2026				December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$186	$186	$—	$—	$56	$56
Accrued income and other assets	—	—	14	14	—	—	32	32
Total assets on a nonrecurring basis at fair value	$—	$—	$200	$200	$—	$—	$88	$88

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2026, and December 31, 2025, the carrying amount of equity investments under this method was $503 million and $467 million, respectively. We had no adjustments or impairments for the six months ended June 30, 2026.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at June 30, 2026, and December 31, 2025, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	June 30, 2026	December 31, 2025			June 30, 2026	December 31, 2025
Recurring
Loans, net of unearned income (residential)	$11	$11	Market comparable pricing	Comparability factor	74.40 - 95.00% (84.09%)	74.30-99.00% (84.99%)
Derivative instruments:
Interest rate	(1)	(3)	Discounted cash flows	Probability of default	.02 - 100% (4.20%)	.02 - 100% (4.40%)
				Loss given default	0 - 1 (.411)	0 - 1 (.485)
Insignificant level 3 assets, net of liabilities(c)	4	4
Nonrecurring
Collateral-dependent loans	186	56	Fair value of collateral	Credit and liquidity discount	0 - 72.00% (22.00%)	0 - 100.00% (40.00%)
Accrued income and other assets: (d)
OREO and other Level 3 assets	11	8	Appraised value	Appraised value	N/M	N/M

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
(d)Excludes $3 million pertaining to mortgage servicing assets measured on a nonrecurring basis as of June 30, 2026. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2026, and December 31, 2025, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2026
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$14,127	$14,127	$—	$—	$14,127
Held-to-maturity securities (b)	9,515	—	9,124	—	9,124
Other investments (c)	1,139	—	4	1,135	1,139
Loans, net of unearned income (d)	108,974	—	—	105,930	105,930
Loans held for sale (c)	994	—	—	994	994
FINANCIAL LIABILITIES
Time deposits (e)	$12,014	$—	$12,063	$—	$12,063
Short-term borrowings (a)	2,755	—	2,755	—	2,755
Long-term debt (e)	10,967	10,025	1,711	—	11,736
Deposits with no stated maturity (a)	141,075	—	141,075	—	141,075

	December 31, 2025
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$11,450	$11,450	$—	$—	$11,450
Held-to-maturity securities (b)	8,622	—	8,313	—	8,313
Other investments (c)	863	—	—	863	863
Loans, net of unearned income (d)	105,103	—	—	101,946	101,946
Loans held for sale (c)	928	—	—	928	928
FINANCIAL LIABILITIES
Time deposits (e)	$12,680	$—	$12,731	$—	$12,731
Short-term borrowings (a)	263	—	263	—	263
Long-term debt (e)	9,917	9,318	$729	—	10,047
Deposits with no stated maturity (a)	136,033	—	136,033	—	136,033
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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $182 million ($138 million at fair value) at June 30, 2026, and $205 million ($155 million at fair value) at December 31, 2025.

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

	June 30, 2026				December 31, 2025
Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$7,102	$11	$38	$7,075	$7,842	$61	$17	$7,886
Agency residential collateralized mortgage obligations	9,726	9	1,740	7,995	10,269	4	1,708	8,565
Agency residential mortgage-backed securities	20,028	122	542	19,608	19,451	201	457	19,195
Agency commercial mortgage-backed securities	4,148	—	367	3,781	4,284	1	335	3,950
Total securities available for sale	$41,004	$142	$2,687	$38,459	$41,846	$267	$2,517	$39,596

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,754	$2	$208	$3,548	$4,026	$8	$176	$3,858
Agency residential mortgage-backed securities	3,935	5	44	3,896	2,374	12	13	2,373
Agency commercial mortgage-backed securities	1,786	—	144	1,642	2,121	1	139	1,983
Asset-backed securities (c)	19	—	1	18	77	—	2	75
Other securities	21	—	1	20	24	—	—	24
Total held-to-maturity securities	$9,515	$7	398	$9,124	$8,622	$21	$330	$8,313

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “Accrued income and other assets” on the balance sheet. At June 30, 2026, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $115 million and $32 million, respectively. At December 31, 2025, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $121 million and $26 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $(26) million and $99 million as of June 30, 2026 and December 31, 2025, respectively. The securities being hedged are primarily U.S. Treasuries, Agency RMBS, and Agency CMBS.
(c)Amortized cost includes $16 million of securities as of June 30, 2026, and $74 million of securities as of December 31, 2025, related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2026, and December 31, 2025.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
Securities available for sale:
U.S. Treasury, agencies, and corporations	$2,082	$18	$522	$20	$2,604	$38
Agency residential collateralized mortgage obligations	—	—	7,219	1,740	7,219	1,740
Agency residential mortgage-backed securities	7,268	85	3,793	457	11,061	542
Agency commercial mortgage-backed securities	250	3	3,531	364	3,781	367
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	493	7	2,854	201	3,347	208
Agency residential mortgage-backed securities	3,056	33	118	11	3,174	44
Agency commercial mortgage-backed securities	—	—	1,574	144	1,574	144
Asset-backed securities	—	—	18	1	18	1
Other securities	12	—	3	1	15	1
Total securities in an unrealized loss position	$13,161	$146	$19,632	$2,939	$32,793	$3,085
December 31, 2025
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—	$525	$17	$525	$17
Agency residential collateralized mortgage obligations	—	—	7,677	1,708	7,677	1,708
Agency residential mortgage-backed securities	1,226	7	5,583	450	6,809	457
Agency commercial mortgage-backed securities	7	—	3,777	335	3,784	335
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	240	2	3,023	174	3,263	176
Agency residential mortgage-backed securities	526	2	125	11	651	13
Agency commercial mortgage-backed securities	—	—	1,914	139	1,914	139
Asset-backed securities	—	—	75	2	75	2
Other securities	5	—	6	—	11	—
Total securities in an unrealized loss position	$2,004	$11	$22,705	$2,836	$24,709	$2,847

Based on our evaluation at June 30, 2026, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The security issuers continue to make timely principal and interest payments.

For the three months ended June 30, 2026, we recognized no gross realized gains or losses from the sale of securities available for sale. For the three months ended June 30, 2025, we recognized no gross realized gains or losses from the sale of securities available for sale.

For the six months ended June 30, 2026, we recognized no gross realized gains or losses from the sale of securities available for sale. For the six months ended June 30, 2025, we recognized no gross realized gains or losses from the sale of securities available for sale.

At June 30, 2026 and December 31, 2025, securities available for sale and held-to-maturity securities totaling $18.0 billion and $18.7 billion, respectively, were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at June 30, 2026. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

June 30, 2026	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,347	$3,351	$290	$286
Due after one through five years	9,715	9,311	2,074	2,007
Due after five through ten years	22,458	20,670	6,247	6,048
Due after ten years	5,484	5,127	904	783
Total	$41,004	$38,459	$9,515	$9,124

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2026, and December 31, 2025. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	June 30, 2026			December 31, 2025
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$62,787	$(22)	$10	$64,228	$(13)	$4
Derivatives not designated as hedging instruments:
Interest rate	74,644	126	625	74,994	145	573
Foreign exchange	6,437	99	95	5,767	83	80
Commodity	6,058	284	273	5,553	249	237
Credit	88	—	5	107	—	8
Other (b)	5,409	56	9	4,217	8	25
Total derivatives not designated as hedging instruments:	92,636	565	1,007	90,638	485	923
Total derivatives	155,423	543	1,017	154,866	472	927
Netting adjustments (c)	—	(347)	(323)	—	(297)	(274)
Net derivatives in the balance sheet	155,423	196	694	154,866	175	653
Other collateral (d)	—	—	—	—	(22)	(1)
Net derivative amounts	$155,423	$196	$694	$154,866	$153	$652

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of June 30, 2026, excess collateral that has not been offset against net derivative instrument positions totaled $122 million of cash collateral and $225 million of securities collateral posted as well as $11 million of cash collateral held. As of December 31, 2025, excess collateral that has not been offset against net derivative instrument positions totaled $165 million of cash collateral and $218 million of securities collateral posted as well as $3 million of cash collateral and $78 million of securities collateral held.
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

Fair value hedges. During the six months ended June 30, 2026, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2026, and December 31, 2025, related to cumulative basis adjustments for fair value hedges.

	June 30, 2026
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$8,609	$(292)	$(3)
Interest rate contracts	Securities Available for Sale(b)	12,830	25	14

	December 31, 2025
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$8,504	$(199)	$(3)
Interest rate contracts	Securities Available for Sale(b)	12,843	(100)	14
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Certain amounts are designated as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At June 30, 2026, and December 31, 2025, the amortized costs of the closed portfolios in these hedging relationships was $8.1 billion and $6.7 billion, respectively, of which $5.8 billion and $4.9 billion, respectively, were designated in a portfolio layer hedging relationship. At June 30, 2026, the cumulative basis adjustments associated with these amounts totaled $46 million, which is comprised of $32 million in active hedging relationships and $14 million for discontinued hedging relationships. At December 31, 2025, the cumulative basis adjustments associated with these amounts totaled $(35) million, which is comprised of $(50) million in active hedging relationships and $14 million for discontinued hedging relationships.

Cash flow hedges. During the six-month period ended June 30, 2026, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2026, we expect to reclassify an estimated $136 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we do not expect to reclassify any net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2026. As of June 30, 2026, the maximum length of time over which we hedge forecasted transactions is 4.30 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2026, and June 30, 2025.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended June 30, 2026
Total amounts presented in the consolidated statement of income	$(155)	$1,463	$367	$169

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$64	$—	$(64)	$—
Recognized on derivatives designated as hedging instruments	(84)	—	54	—
Net income (expense) recognized on fair value hedges	$(20)	$—	$(10)	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(28)	$—	$1
Net income (expense) recognized on cash flow hedges	$—	$(28)	$—	$1

Three months ended June 30, 2025
Total amounts presented in the consolidated statement of income	$(198)	$1,443	$411	$178

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$(99)	$—	$37	$—
Recognized on derivatives designated as hedging instruments	51	—	(31)	—
Net income (expense) recognized on fair value hedges	$(48)	$—	$6	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(90)	$—	$—
Net income (expense) recognized on cash flow hedges	$(1)	$(90)	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Six Months Ended June 30, 2026
Total amounts presented in the consolidated statement of income	$(306)	$2,879	$737	$366

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$93	$—	$(125)	$—
Recognized on derivatives designated as hedging instruments	(135)	—	105	—
Net income (expense) recognized on fair value hedges	$(42)	$—	$(20)	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(1)	$(64)	$—	$1
Net income (expense) recognized on cash flow hedges	$(1)	$(64)	$—	$1

Six Months Ended June 30, 2025
Total amounts presented in the consolidated statement of income	$(391)	$2,844	$803	$353

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(252)	$—	$115	$—
Recognized on derivatives designated as hedging instruments	159	—	(102)	—
Net income (expense) recognized on fair value hedges	$(93)	$—	$13	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(183)	$—	$—
Net income (expense) recognized on cash flow hedges	$(2)	$(183)	$—	$—

The following table summarizes the pre-tax effect of our cash flow hedges for the three- and six-month periods ended June 30, 2026, and June 30, 2025.

Three months ended, Dollars in millions	June 30, 2026	June 30, 2025
Net Gains (Losses) Recognized in OCI
Interest income — Loans	$(202)	$122
Investment banking and debt placement fees	1	—
Total	$(201)	$122

Net Gains (Losses) Reclassified From AOCI Into Income
Interest income — Loans	$(28)	$(90)
Interest expense — Long-term debt	—	(1)
Investment banking and debt placement fees	1	—
Total	$(27)	$(91)

Six months ended, Dollars in millions	June 30, 2026	June 30, 2025
Net Gains (Losses) Recognized in OCI
Interest income — Loans	$247	$363
Interest expense — Long-term debt	2	(1)
Investment banking and debt placement fees	1	—
Total	$250	$362

Net Gains (Losses) Reclassified From AOCI Into Income
Interest income — Loans	$(64)	$(183)
Interest expense — Long-term debt	(1)	(2)
Investment banking and debt placement fees	1	—
Total	$(64)	$(185)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2026, and June 30, 2025, and where they are recorded on the income statement.

	Three months ended June 30, 2026				Three months ended June 30, 2025
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$13	$—	$—	$13	$13	$—	$—	$13
Foreign exchange	12	—	—	12	15	—	—	15
Commodity	1	—	—	1	2	—	—	2
Credit	—	—	(10)	(10)	—	—	(7)	(7)
Other	—	(2)	17	15	—	—	(14)	(14)
Total net gains (losses)	$26	$(2)	$7	$31	$30	$—	$(21)	$9

	Six months ended June 30, 2026				Six months ended June 30, 2025
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$21	$—	$—	$21	$21	$—	$6	$27
Foreign exchange	25	—	—	25	27	—	—	27
Commodity	3	—	—	3	4	—	—	4
Credit	—	—	(18)	(18)	—	—	(19)	(19)
Other	—	—	67	67	—	—	(9)	(9)
Total net gains (losses)	$49	$—	$49	$98	$52	$—	$(22)	$30

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $134 million was netted against derivative assets on the balance sheet at June 30, 2026, compared to $103 million of cash collateral netted against derivative assets at December 31, 2025. The cash collateral netted against derivative liabilities totaled $110 million at June 30, 2026, and $80 million at December 31, 2025. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	June 30, 2026	December 31, 2025
Interest rate	$33	$82
Foreign exchange	62	39
Commodity	179	149
Other	56	8
Derivative assets before collateral	330	278
Plus(Less): Related collateral	(134)	(103)
Total derivative assets	$196	$175

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position as of June 30, 2026 and December 31, 2025. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2026, and December 31, 2025. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	June 30, 2026			December 31, 2025
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$3	5.51	3.73%	$9	3.62	1.76%
Total credit derivatives sold	$3	—	—	$9	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2026, KeyBank’s rating was “Baa1” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa2” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	June 30, 2026	December 31, 2025
Net derivative liabilities with credit-risk contingent features	$(54)	$(49)
Collateral posted	43	49

As of June 30, 2026, and December 31, 2025, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At June 30, 2026, and December 31, 2025, only KeyBank held derivative contracts with credit risk contingent features.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2026	2025	2026	2025
Balance at beginning of period	$572	$597	$577	$609
Servicing retained from loan sales	12	17	34	32
Purchases	—	4	4	8
Amortization	(32)	(31)	(63)	(62)
Balance at end of period	$552	$587	$552	$587
Fair value at end of period	$777	$787	$777	$787

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The sensitivity, range, and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2026, and December 31, 2025, along with the valuation techniques, are shown in the following table:

	June 30, 2026			December 31, 2025
Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Escrow earn rate	4.42%	4.59%	4.58%	3.94%	4.09%	4.08%
Effect on fair value from 10% adverse change			$(32)			$(29)
Effect on fair value from 20% adverse change			(65)			(57)
Residual cash flows discount rate	7.01%	10.74%	10.46%	6.96%	10.84%	10.58%
Effect on fair value from 10% adverse change			$(19)			$(19)
Effect on fair value from 20% adverse change			(37)			(36)
Expected defaults	1.00%	1.50%	1.04%	1.00%	2.00%	1.01%
Effect on fair value from 10% adverse change			$(2)			$(2)
Effect on fair value from 20% adverse change			(4)			(3)
Loan assumption rate	8.00%	45.00%	9.78%	8.00%	45.00%	10.05%
Effect on fair value from 10% adverse change			$(7)			$(6)
Effect on fair value from 20% adverse change			(14)			(13)

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

Assumptions and information for originated commercial mortgage servicing right additions for the six-month period ended June 30, 2026 are shown in the following table:

Dollars in millions	June 30, 2026
Unpaid principal balance of loans sold during the period	$3,118
Pretax gains related to the sale of mortgage loans	53
Weighted average servicing fee rate	0.16%
Weighted average assumptions:
Escrow earn rate assumption	4.28%
Discount rate assumption	9.77%
Default rate assumption	1.03%
Prepayment rate assumption	11.94%

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $174 million for the six-month period ended June 30, 2026, and $209 million for the six-month period ended June 30, 2025. This fee income was offset by $63 million of amortization for the six-month period ended June 30, 2026, and $62 million for the six-month period ended June 30, 2025. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2026	2025	2026	2025
Balance at beginning of period	$114	$111	$112	$111
Servicing retained from loan sales	4	4	9	7
Amortization	(4)	(3)	(7)	(6)
Balance at end of period	$114	$112	$114	$112
Fair value at end of period	$140	$136	$140	$136

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The sensitivity, range, and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2026, and December 31, 2025, along with the valuation techniques, are shown in the following table:

	June 30, 2026			December 31, 2025
Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Prepayment speed	5.57%	32.55%	8.06%	6.01%	33.07%	8.33%
Effect on Fair Value of a 10% adverse change			$(4)			$(4)
Effect on Fair Value of a 20% adverse change			(8)			(8)
Discount rate	6.50%	8.75%	6.62%	6.50%	8.75%	6.62%
Effect on Fair Value of a 10% adverse change			$(4)			$(4)
Effect on Fair Value of a 20% adverse change			(7)			(7)
Servicing cost	$70.00	$4,332	$75.96	$70.00	$4,332	$76.47

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

The amortization of residential servicing assets for June 30, 2026, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $17 million for the six-month period ended June 30, 2026, and $20 million for the six-month period ended June 30, 2025. This fee income was offset by $7 million of amortization for the six-month period ended June 30, 2026, and $6 million for the six-month period ended June 30, 2025. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the Consolidated Statements of Income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the Consolidated Statements of Income. The components of equipment leasing income are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
Dollars in millions	2026	2025	2026	2025
Sales-type and direct financing leases
Interest income on lease receivable	$11	$14	$23	$29
Interest income related to accretion of unguaranteed residual asset	2	2	4	4
Interest income on deferred fees and costs	5	5	11	10
Total sales-type and direct financing lease income	$18	$21	$38	$43
Operating leases
Operating lease income related to lease payments	$8	$11	$17	$23
Other operating leasing gains (losses)	2	3	1	—
Total operating lease income and other leasing gains	10	14	18	23
Total lease income	$28	$35	$56	$66

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

LIHTC and NMTC investments. We had $2.3 billion and $2.4 billion of investments in LIHTC operating partnerships at June 30, 2026, and December 31, 2025, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2026, and December 31, 2025, we had liabilities of $1.1 billion and $1.1 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2026, and December 31, 2025. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2026
LIHTC investments	$9,634	$4,266	$2,863
December 31, 2025
LIHTC investments	$11,212	$5,026	$2,913

We had $17 million and $18 million in NMTC investments at June 30, 2026 and December 31, 2025, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the six months ended June 30, 2026, we recognized $136 million of amortization, $134 million of tax credits and $33 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the six months ended June 30, 2025, we recognized $134 million of amortization, $130 million of tax credits and $33 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $7 million and $9 million at June 30, 2026 and December 31, 2025, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2026, and December 31, 2025.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2026
Indirect investments	$1,516	$1	$8
December 31, 2025
Indirect investments	$1,858	$3	$10

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2026, and December 31, 2025, that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2026, and December 31, 2025, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) beginning on page 131 and in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at June 30, 2026, and December 31, 2025. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Our maximum exposure to loss is equal to the value of the assets recorded. Of the total balance as of June 30, 2026, $16 million related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans. Additional information pertaining to our other unconsolidated VIEs is included in Note 12 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 152 of our 2025 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
June 30, 2026
Other unconsolidated VIEs	$452	$—
December 31, 2025
Other unconsolidated VIEs	$508	$—

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 21.6% for the second quarter of 2026 and 21.4% for the second quarter of 2025. The effective tax rates were less than our combined federal and state statutory tax rate of 24.2%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Deferred Taxes

We had a net deferred tax asset of $1.2 billion at both June 30, 2026 and December 31, 2025, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $5 million at June 30, 2026, and $5 million at December 31, 2025. The valuation allowance is associated with federal and state capital loss carryforwards, and state net operating loss carryforwards.

Unrecognized Tax Benefits

At June 30, 2026, Key’s unrecognized tax benefits were $3 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

12. Acquisitions & Discontinued Operations

Acquisitions

Clearwater Corporate Finance LLP. On April 22, 2026, KeyCorp announced a definitive agreement to acquire Clearwater Corporate Finance LLP (Clearwater UK), a leading UK-based middle market investment banking advisory firm. The acquisition closed on August 3, 2026.

Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At June 30, 2026, and December 31, 2025, approximately $182 million and $205 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

13. Borrowings

The following table presents a summary of our short-term borrowings:

Dollars in millions	June 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$5	$13
Other short-term borrowings	3,680	1,071

Long-term borrowings

The following table presents the contractual rates and maturity dates of our long-term debt as of June 30, 2026 and the carrying values as of June 30, 2026 and December 31, 2025. We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 7 (“Derivatives and Hedging Activities”).

	June 30, 2026		June 30, 2026	December 31, 2025
Dollars in millions	Stated Rate	Maturity	Carrying Value
Parent Company
Senior notes	2.25% - 6.40%	2027 - 2037	$5,358	$4,659
Junior subordinated debentures	4.69% - 7.75%	2028 - 2037	445	447
Total parent company			$5,803	$5,106

Subsidiaries
Senior notes	3.76% - 5.85%	2027 - 2039	$2,210	$2,229
Subordinated notes	3.90% - 6.95%	2028 - 2032	1,322	1,932
Federal Home Loan Bank advances	1.39% - 7.36%	2026 - 2042	1,556	560
Other long-term debt(a)			76	90
Total subsidiaries			$5,164	$4,811
Total long-term debt			$10,967	$9,917

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2026. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2025 Form 10-K.

June 30, 2026	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$6,934	$72
Recourse agreement with FNMA	8,200	62
Residential mortgage reserve	3,431	7
Written options (a)	4,000	35
Total	$22,565	$176

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2026, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 166 of our 2025 Form 10-K.

Standby letters of credit. At June 30, 2026, our standby letters of credit had a remaining weighted-average life of 2.1 years, with remaining actual lives ranging from less than 1 year to 10.0 years.

Recourse agreement with FNMA. At June 30, 2026, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $25.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 32.7% of the principal balance of loans outstanding at June 30, 2026. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $62 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At June 30, 2026, the unpaid principal balance outstanding of loans sold by us in this program was $11.4 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2026.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $7 million at June 30, 2026. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2026, our written put options had an average life of 1.3 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

15. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2026, and June 30, 2025, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Net pension and postretirement benefit costs	Total
Balance at March 31, 2026	$(1,888)	$(98)	$(235)	$(2,221)
Other comprehensive income (loss) before reclassification, net of income taxes	(51)	(103)	(1)	(155)
Amounts reclassified from AOCI, net of income taxes (a)	—	20	2	22
Net current-period other comprehensive income (loss), net of income taxes	(51)	(83)	1	(133)
Balance at June 30, 2026	$(1,939)	$(181)	$(234)	$(2,354)

Balance at March 31, 2025	$(2,310)	$(241)	$(236)	$(2,787)
Other comprehensive income (loss) before reclassification, net of income taxes	152	64	(1)	215
Amounts reclassified from AOCI, net of income taxes (a)	—	69	2	71
Net current-period other comprehensive income (loss), net of income taxes	152	133	1	286
Balance at June 30, 2025	$(2,158)	$(108)	$(235)	$(2,501)

Balance at December 31, 2025	$(1,716)	$(7)	$(237)	$(1,960)
Other comprehensive income (loss) before reclassification, net of income taxes	(223)	(223)	—	(446)
Amounts reclassified from AOCI, net of income taxes (a)	—	49	3	52
Net current-period other comprehensive income (loss), net of income taxes	(223)	(174)	3	(394)
Balance at June 30, 2026	$(1,939)	$(181)	$(234)	$(2,354)

Balance at December 31, 2024	$(2,734)	$(434)	$(302)	$(3,470)
Other comprehensive income (loss) before reclassification, net of income taxes	576	186	66	828
Amounts reclassified from AOCI, net of income taxes (a)	—	140	1	141
Net current-period other comprehensive income (loss), net of income taxes	576	326	67	969
Balance at June 30, 2025	$(2,158)	$(108)	$(235)	$(2,501)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2026, and June 30, 2025, are as follows:

	Three months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2026	2025
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(28)	$(90)	Interest income — Loans
Interest rate	—	(1)	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	(27)	(91)	Income (loss) from continuing operations before income taxes
	(7)	(22)	Income taxes
	$(20)	$(69)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(2)	Other expense
Amortization of unrecognized prior service credit	1	—	Other expense
	(2)	(2)	Income (loss) from continuing operations before income taxes
	—	—	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

	Six months ended June 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2026	2025
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(64)	$(183)	Interest income — Loans
Interest rate	(1)	(2)	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	(64)	(185)	Income (loss) from continuing operations before income taxes
	(15)	(45)	Income taxes
	$(49)	$(140)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(5)	$(3)	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(4)	(2)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(3)	$(1)	Income (loss) from continuing operations

16. Shareholders' Equity

Comprehensive Capital Plan

On May 13, 2026, our Board of Directors authorized a new share repurchase program pursuant to which KeyCorp may purchase up to $3.0 billion of KeyCorp common shares, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms that management deems to be advisable. The new repurchase authorization replaced KeyCorp’s previous $1.0 billion share repurchase authorization.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis. During the second quarter of 2026, Key completed $341 million, or approximately 16 million shares, in share repurchases including $49 million, or approximately 2 million shares, from Scotiabank pursuant to our repurchase agreement described above. We also repurchased $1 million of shares related to equity compensation programs in the second quarter of 2026.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the second quarter of 2026.

Preferred Stock

The following table summarizes our preferred stock at June 30, 2026.

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2026 dividends paid per depositary share
5.000% Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	$519	21,000	$1	$25,000	1/25th	$1,000	$12.50
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

17. Business Segment Reporting

The following is a description of the segments and their primary businesses at June 30, 2026.

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2026, and June 30, 2025. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2026	2025	2026	2025	2026	2025	2026	2025
SUMMARY OF OPERATIONS
Net interest income (TE)	$757	$731	$697	$649	$(196)	$(230)	$1,258	$1,150
Noninterest income	253	235	411	425	42	30	706	690
Total revenue (TE) (a)	1,010	966	1,108	1,074	(154)	(200)	1,964	1,840
Provision for credit losses	26	55	67	84	(1)	(1)	92	138
Personnel expense	239	222	203	179	344	304	786	705
Other direct noninterest expense	138	140	75	69	218	240	431	449
Support and overhead	339	331	225	203	(564)	(534)	—	—
Income (loss) from continuing operations before income taxes (TE)	268	218	538	539	(151)	(209)	655	548
Allocated income taxes and TE adjustments	65	53	115	116	(33)	(44)	147	125
Income (loss) from continuing operations	203	165	423	423	(118)	(165)	508	423
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	2	1	2
Net income (loss)	$203	$165	$423	$423	$(117)	$(163)	$509	$425

AVERAGE BALANCES (b)
Loans and leases	$33,263	$36,138	$76,238	$69,089	$571	$488	$110,072	$105,715
Total assets (a)	36,630	39,156	85,793	78,624	65,877	69,019	188,300	186,800
Deposits	87,399	88,002	58,895	55,927	1,283	3,517	147,577	147,446
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2026	2025	2026	2025	2026	2025	2026	2025
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,495	$1,437	$1,371	$1,288	$(378)	$(470)	$2,488	$2,255
Noninterest income	492	460	856	835	81	63	1,429	1,358
Total revenue (TE) (a)	1,987	1,897	2,227	2,123	(297)	(407)	3,917	3,613
Provision for credit losses	66	97	137	159	(5)	—	198	256
Personnel expense	471	440	398	368	660	577	1,529	1,385
Other direct noninterest expense	271	283	141	146	457	471	869	900
Support and overhead	682	645	437	402	(1,119)	(1,047)	—	—
Income (loss) from continuing operations before income taxes (TE)	497	432	1,114	1,048	(290)	(408)	1,321	1,072
Allocated income taxes and TE adjustments	120	105	239	225	(68)	(87)	291	243
Income (loss) from continuing operations	377	327	875	823	(222)	(321)	1,030	829
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	1	1	1
Net income (loss)	377	327	875	823	(221)	(320)	1,031	830

AVERAGE BALANCES (b)
Loans and leases	$33,630	$36,476	$74,692	$68,077	$589	$486	$108,911	$105,039
Total assets (a)	36,984	39,479	84,133	77,725	66,163	69,242	187,280	186,446
Deposits	87,598	88,153	58,912	56,657	929	3,180	147,438	147,990
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

18. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2026, and June 30, 2025. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended June 30, 2026			Three months ended June 30, 2025
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$135	$19	$154	$118	$18	$136
Investment banking and debt placement fees	—	123	123	—	130	130
Service charges on deposit accounts	33	44	77	35	38	73
Cards and payments income	44	48	92	44	40	84
Other noninterest income	3	—	3	2	—	2
Total revenue from contracts with customers	$215	$234	$449	$199	$226	$425

Other noninterest income (a)			$215			$235
Noninterest income from other segments(b)			42			30
Total noninterest income			$706			$690

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

	Six months ended June 30, 2026			Six months ended June 30, 2025
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$264	$38	$302	$231	$37	$268
Investment banking and debt placement fees	—	275	275	—	258	258
Service charges on deposit accounts	67	87	154	68	74	142
Cards and payments income	85	90	175	86	80	166
Other noninterest income	5	—	5	4	—	4
Total revenue from contracts with customers	$421	$490	$911	$389	$449	$838

Other noninterest income (a)			$437			$457
Noninterest income from other segments(b)			81			63
Total noninterest income			$1,429			$1,358

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

We had no material contract assets or contract liabilities as of June 30, 2026 and June 30, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2026, the related consolidated statements of income, comprehensive income, changes in equity for the three- and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 23, 2026, except for Note 23 and Note 25, as to which the date is June 3, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 4, 2026

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

On May 13, 2026, our Board of Directors authorized a new share repurchase program pursuant to which KeyCorp may purchase up to $3.0 billion of KeyCorp common shares, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms that management deems to be advisable. The new repurchase authorization replaced KeyCorp’s previous $1.0 billion share repurchase authorization. The timing and price of repurchases as well as the actual number of shares repurchased under the new program will depend on a variety of factors, including general market conditions, the stock price, regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. During the second quarter of 2026, Key adopted a Rule 10b5-1 trading arrangement to facilitate repurchases of its common stock under its share repurchase authorization.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis.

During the second quarter of 2026, Key completed $341 million, or approximately 16 million shares, in share repurchases including $49 million, or approximately 2 million shares, from Scotiabank pursuant to our repurchase agreement described above. We also repurchased $1 million of shares related to equity compensation programs in the second quarter of 2026.

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2026. Refer to Note 16 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and six months ended June 30, 2026.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
April 1 - 30	2,837,030	$21.99	2,833,620	$347,951,620
May 1 - 31	5,206,374	21.53	5,204,729	2,944,398,442
June 1 - 30	7,493,776	22.22	7,492,968	2,777,926,421
Total	15,537,180	$21.95	15,531,317

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended June 30, 2026, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

10.1	KeyCorp 2026 Equity Compensation Plan, filed as Exhibit 10.1 to Form 8-K on May 14, 2026. # ^
10.2	Form of Restricted Share Unit Award Agreement (New Hire/Retention) (2026 Equity Compensation Plan), filed as Exhibit 10.2 to Form 8-K on May 14, 2026. # ^
15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2025. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
^	Incorporated by reference. A copy of this Exhibit has been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

August 4, 2026	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)