Form 10-Q
period 2026-09-30
KEYCORP /NEW/
filed 2026-11-03
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,055,979,769 shares
Title of class	Outstanding at October 30, 2026

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2.    Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2026, and September 30, 2025. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
CFTC: Commodity Futures Trading Commission.
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

Executive Overview

Key reported $537 million in net income from continuing operations attributable to Key common shareholders, or diluted earnings per share of $0.51, in the third quarter of 2026.

Our actions and results during the third quarter of 2026 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 51 of our 2025 Form 10-K.

•Relationship households increased approximately 2% and commercial clients increased approximately 3% year-over-year, reflecting continued client acquisition and relationship deepening.
•Our priority fee-based businesses — investment banking, commercial payments, and wealth management – continued to contribute to revenue diversification, collectively growing approximately 12% in the third quarter 2026 compared with the prior-year period.
•We closed on our acquisition of Clearwater UK, which is expected to expand our middle-market mergers and acquisitions (“M&A”) advisory capabilities internationally and further support our priority fee-based business growth strategy.
•Our Assets Under Management were $74.5 billion for the third quarter of 2026, up 9.7% year-over-year, reflecting favorable market impacts as well as continued momentum in our wealth management business.
•Our continuous focus on disciplined client selection, prudent underwriting standards and deep domain expertise in helping clients navigate the uncertain environment was evident this quarter. Net charge-offs were 32 basis points in the third quarter.
•We continued to deploy capital in a disciplined manner to support organic client growth, invest in the franchise, and return capital to shareholders. During the third quarter, we repurchased $320 million of common shares and remain on pace to complete $1.3 billion of share repurchases in 2026, while maintaining a strong capital position with a CET1 ratio of 11.1%(a), which positions us to continue to support existing and prospective clients.
(a) September 30, 2026 capital ratios are estimates

Business outlook

We tightened our full-year 2026 outlook for net interest income, average loans, and average commercial loans to reflect stronger-than-expected commercial loan growth through the first nine months of the year, continued client acquisition and relationship expansion, and healthy commercial loan pipelines. Our full-year outlook for net charge-offs to average loans was updated to reflect improving credit trends in our portfolio to date. Our outlook also assumes a stable competitive deposit environment, continued benefit from fixed-rate asset repricing and swap maturities, and disciplined deposit and balance sheet management. Actual results may differ from this outlook due to changes in interest rates, deposit pricing, client activity, credit performance, capital markets activity, and broader macroeconomic conditions. Consistent with the forward guidance we provided on October 20, 2026, we expect these current year results, that is, full year 2026 vs. full year 2025:

Category	2025 Baseline	FY2026 (vs FY 2025)(a)
Revenue (TE)(b)	$7,513 Million	up ~8%
Net interest income (TE) (b)	$4,671 Million	up ~10% (previously up 9 - 11%)
Net interest margin		4Q exit rate: ~3.00%(c)
Noninterest income	$2,842 Million	up 4 - 5%
Noninterest income on an adjusted basis(b)(d)	$2,495 Million	up 6 - 7%
Adjusted noninterest expense(b)	$4,729 Million	up ~4%
Average loans	$105.7 Billion	up ~5% (previously up 4 - 5%)
Average Commercial Loans	$74.5 Billion	up ~10% (previously up 8 - 10%)
Net charge-offs to average loans		37 - 39 bps (previously 40 - 45 bps)
Effective tax rate		~22%
Tax-equivalent Effective Rate(e)		~23%
(a)    Ranges are shown on an operating basis.
(b)    Key is unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly related GAAP financial measures due to the difficulty in forecasting when future amounts may occur. Such unavailable information could be significant for future results.
(c)    Average earning assets growing $1,5Bn - $2Bn from 3Q26 (previously shown as 4Q exit rate: 3.00 - 3.05% and average earning assets growing $1Bn - $2Bn from 2Q26).
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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 1 below. At September 30, 2026, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules were as set forth in Figure 1.

Figure 1. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum Stress Capital Buffer	KeyCorp September 30, 2026 (c)
Common Equity Tier 1	4.50%	3.20%	7.70%	11.08%
Tier 1 Capital	6.00	3.20	9.20	12.33
Total Capital	8.00	3.20	11.20	14.34
Leverage (a)	4.00	N/A	4.00	9.92
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
(c)September 30, 2026 capital ratios are estimates.

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

As of September 30, 2026, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Stress Testing and Stress Capital Buffer

On September 30, 2026, the Federal Reserve adopted two final rules related to supervisory stress testing and stress capital buffer (“SCB”) requirements. One of the final rules codifies a process under which the Federal Reserve will annually disclose and seek public comment on the models and scenarios used in the supervisory stress test. The other final rule (the “SCB Averaging Rule”) is intended to reduce year-over-year volatility in capital requirements by revising the Federal Reserve’s approach to calculating SCBs for certain firms.

Under the Federal Reserve’s previous rules, and subject to a floor of 2.5%, the SCB of a firm subject to an annual supervisory stress test was calculated as the sum of the difference between the firm's starting and minimum projected CET1 capital ratio under the severely adverse scenario in the supervisory stress test (the “stress capital decline component”) plus four quarters of planned common stock dividends as a percentage of risk-weighted assets (the “dividend add-on component”). Under the SCB Averaging Rule, the Federal Reserve will generally calculate the stress capital decline component for a firm that is subject to the Federal Reserve’s supervisory stress test in two consecutive years by taking the average of the firm’s stress capital decline component over those two years. That average stress capital decline will then be added to the dividend add-on component from the current year to produce the firm’s final SCB, subject to a floor of 2.5%.

The SCB Averaging Rule also includes other changes to the Federal Reserve’s rules relating to SCBs, including a change that will make new SCBs effective January 1 of the year following the year in which the SCB was calculated, rather than October 1 of the year in which the SCB was calculated. The change to SCB effective dates will be effective for the 2027 supervisory stress test, but the Federal Reserve will not begin to implement SCB averaging until after the 2028 supervisory stress test. Accordingly, beginning January 1, 2029, the SCB assigned to a firm that was subject to both the 2027 and 2028 supervisory stress test will be calculated using the averaging approach described above. A firm that was subject to the 2028 supervisory stress test but not the 2027 supervisory stress test will be assigned an SCB calculated using only the results of the 2028 supervisory stress test.

As a Category IV banking organization, KeyCorp is not required to participate in the 2027 supervisory stress test, but may elect by January 5, 2027, to opt in to the 2027 test. If KeyCorp opts in to the 2027 test, it will receive a new SCB, effective January 1, 2028, equal to KeyCorp’s stress capital decline component calculated based on the results of the 2027 stress test, plus an updated dividend add-on component. If KeyCorp does not opt in to the 2027 test, KeyCorp’s new SCB, effective January 1, 2028, is expected to be equal to KeyCorp’s current SCB, as adjusted to reflect an updated dividend add-on component.

Community Reinvestment Act

Rules adopted by the federal banking regulators under the Community Reinvestment Act (“CRA”) require depository institutions to help meet the credit needs of the communities that they serve, including low- and moderate-income neighborhoods. In October 2023 the federal banking agencies adopted a final rule to substantially revise their regulations implementing the CRA. Various trade associations filed a lawsuit in the United States District Court for the Northern District of Texas against the rule, and in March 2024 the court in that case issued a preliminary injunction. The decision was appealed to the United States Court of Appeals for the Fifth Circuit, but the appeal was subsequently stayed after the federal banking agencies indicated that they intended to issue a proposal to rescind the 2023 rule and to generally reinstate the CRA framework that was in place prior to the issuance of that rule (the “rescission proposal”). The rescission proposal was issued on July 16, 2025.

On July 31, 2026, the FDIC and OCC withdrew the rescission proposal and instead proposed changes that, while reinstating the general framework of CRA rules that was in place prior to 2023 rule, would also make certain substantive changes to those rules. For example, the proposal would modify the criteria that would need to be satisfied for a bank to receive CRA credit for certain activities. The proposal would also change the thresholds for the application of certain CRA requirements to certain banks, but would not change the applicability of the CRA rules to KeyBank.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income (loss) from continuing operations attributable to Key common shareholders for the three months ended September 30, 2025, to the three months ended September 30, 2026 (dollars in millions):
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

Net interest income (TE) was $1.31 billion for the third quarter of 2026 and the net interest margin was 2.95%. Compared to the third quarter of 2025, net interest income (TE) increased $115 million and net interest margin increased by 20 basis points. These increases reflected a reduction in deposit costs as a result of declining interest rates and proactive deposit beta management, the reinvestment of proceeds from maturing low-yielding investment securities and fixed-rate swaps into higher yielding investments, an expanding balance sheet, and a continued strategic shift towards higher-yielding commercial and industrial loans. These benefits were partially offset by the impact of lower interest rates on repricing earning assets.

For the nine months ended September 30, 2026, net interest income (TE) was $3.8 billion and the net interest margin was 2.91%. Compared to the same period in 2025, net interest income (TE) increased $348 million and net interest margin increased by 25 basis points. These increases were driven by a reduction in deposit costs as a result of declining interest rates and proactive deposit beta management, the reinvestment of proceeds from maturing low-yielding investment securities and fixed-rate swaps into higher yielding investments, and a strategic shift in the balance sheet composition to higher-yielding commercial and industrial loans. These increases were partially offset by the impact of lower interest rates on repricing earning assets.
Average loans were $111.6 billion for the third quarter of 2026, an increase of $5.4 billion compared to the third quarter of 2025. Average commercial loans increased by $7.7 billion, primarily due to an increase in commercial and industrial loans. Average consumer loans declined by $2.3 billion, reflecting continued run-off across all consumer loan categories.

Average deposits totaled $151.2 billion for the third quarter of 2026, an increase of $801 million compared to the year-ago quarter, reflecting growth in demand deposits and money market deposits, partially offset by a decline in time deposits. The rate paid on interest-bearing deposits decreased 39 basis points to 2.04%, while the overall cost of deposits declined 31 basis points to 1.66%.

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

	Three months ended September 30, 2026			Three months ended September 30, 2025			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$64,421	$942	5.82%	$56,571	$858	6.02%	$116	$(32)	$84
Real estate — commercial mortgage	13,781	201	5.80	13,697	208	6.02	1	(8)	(7)
Real estate — construction	2,938	48	6.49	2,744	48	6.96	3	(3)	—
Commercial lease financing	1,937	19	3.87	2,385	22	3.62	(4)	1	(3)
Total commercial loans	83,077	1,210	5.79	75,397	1,136	5.98	116	(42)	74
Real estate — residential mortgage	17,988	152	3.37	19,140	160	3.34	(10)	2	(8)
Home equity loans	5,330	72	5.37	5,934	84	5.65	(8)	(4)	(12)
Other consumer loans	4,278	56	5.20	4,825	63	5.17	(7)	—	(7)
Credit cards	912	29	12.94	931	32	13.50	(1)	(2)	(3)
Total consumer loans	28,508	309	4.33	30,830	339	4.38	(26)	(4)	(30)
Total loans	111,585	1,519	5.42	106,227	1,475	5.51	90	(46)	44
Loans held for sale	1,523	22	5.70	1,291	18	5.81	3	1	4
Securities available for sale (b), (e)	37,960	373	3.64	40,310	408	3.77	(23)	(12)	(35)
Held-to-maturity securities (b)	9,488	98	4.13	7,168	64	3.59	23	11	34
Trading account assets	795	12	5.78	922	11	4.61	(2)	3	1
Short-term investments	11,198	107	3.80	13,463	156	4.60	(24)	(25)	(49)
Other investments	1,216	10	3.33	966	8	3.29	2	—	2
Total earning assets	173,765	2,141	4.82	170,347	2,140	4.92	69	(68)	1
Allowance for loan and lease losses	(1,441)			(1,443)
Accrued income and other assets	18,295			18,234
Discontinued assets	182			227
Total assets	$190,801			$187,365

LIABILITIES
Money market deposits	$43,996	$241	2.17%	$41,953	$265	2.51%	$12	$(36)	$(24)
Demand deposits	62,773	293	1.85	60,597	346	2.26	12	(65)	(53)
Savings deposits	4,348	1	0.06	4,478	1	0.05	—	—	—
Time deposits	12,050	99	3.28	15,239	136	3.54	(27)	(10)	(37)
Total interest-bearing deposits	123,167	634	2.04	122,267	748	2.43	(3)	(111)	(114)
Federal funds purchased and securities sold under repurchase agreements	1,275	11	3.74	368	4	4.32	8	(1)	7
Bank notes and other short-term borrowings	3,233	25	3.10	1,372	14	3.91	15	(4)	11
Long-term debt (f)	11,198	163	5.77	11,071	181	6.53	2	(20)	(18)
Total interest-bearing liabilities	138,873	833	2.38	135,078	947	2.78	22	(136)	(114)
Noninterest-bearing deposits	28,008			28,107
Accrued expense and other liabilities	4,431			4,289
Discontinued liabilities (f)	182			227
Total liabilities	171,494			167,701
EQUITY
Key shareholders’ equity	19,307			19,664
Total liabilities and equity	$190,801			$187,365

Interest rate spread (TE)			2.44%			2.14%
Net interest income (TE) and net interest margin (TE)		$1,308	2.95%		$1,193	2.75%	$47	$68	115
TE adjustment (b)		8			9
Net interest income, GAAP basis		$1,300			$1,184

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2026, and September 30, 2025.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $204 million and $214 million of assets from commercial credit cards for the three months ended September 30, 2026, and September 30, 2025, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $40.8 billion and $43.1 billion for the three months ended September 30, 2026 and September 30, 2025, respectively. Yield based on the fair value of securities available for sale was 3.93% and 4.05% for the three months ended September 30, 2026 and September 30, 2025, respectively.
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

	Nine months ended September 30, 2026			Nine months ended September 30, 2025			Change in Net interest income due to
Dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$61,921	$2,681	5.78%	$55,317	$2,496	6.03%	$289	$(104)	$185
Real estate — commercial mortgage	13,864	596	5.75	13,359	600	6.00	22	(26)	(4)
Real estate — construction	2,853	139	6.51	2,840	147	6.92	1	(9)	(8)
Commercial lease financing	2,088	60	3.82	2,520	68	3.58	(12)	4	(8)
Total commercial loans	80,726	3,476	5.75	74,036	3,311	5.98	300	(135)	165
Real estate — residential mortgage	18,293	460	3.36	19,439	487	3.34	(29)	2	(27)
Home equity loans	5,468	219	5.35	6,090	256	5.63	(25)	(12)	(37)
Other consumer loans	4,415	171	5.18	4,951	189	5.09	(21)	3	(18)
Credit cards	910	88	12.95	923	94	13.66	(1)	(5)	(6)
Total consumer loans	29,086	938	4.31	31,403	1,026	4.36	(76)	(12)	(88)
Total loans	109,812	4,414	5.37	105,439	4,337	5.50	224	(147)	77
Loans held for sale	1,235	51	5.48	960	43	6.03	12	(4)	8
Securities available for sale (b), (e)	38,622	1,110	3.60	40,118	1,211	3.74	(44)	(57)	(101)
Held-to-maturity securities (b)	9,239	279	4.03	7,160	188	3.50	60	31	91
Trading account assets	818	33	5.34	1,158	44	5.08	(14)	3	(11)
Short-term investments	11,013	311	3.78	14,048	487	4.63	(95)	(81)	(176)
Other investments	1,169	23	2.68	972	25	3.47	5	(7)	(2)
Total earning assets	171,908	6,221	4.76	169,855	6,335	4.89	148	(262)	(114)
Allowance for loan and lease losses	(1,434)			(1,423)
Accrued income and other assets	17,931			18,247
Discontinued assets	192			240
Total assets	$188,597			$186,919

LIABILITIES
Money market deposits	$43,195	$689	2.13%	$42,182	$816	2.59%	$19	$(146)	$(127)
Demand deposits	61,759	852	1.85	58,416	965	2.21	53	(166)	(113)
Savings deposits	4,377	3.05		4,572	3.06		—	—	—
Time deposits	11,860	288	3.25	15,816	447	3.78	(102)	(57)	(159)
Total interest-bearing deposits	121,191	1,832	2.02	120,986	2,231	2.47	(30)	(369)	(399)
Federal funds purchased and securities sold under repurchase agreements	1,604	44	3.71	295	9	4.26	36	(1)	35
Bank notes and other short-term borrowings	3,335	80	3.22	2,308	75	4.35	28	(23)	5
Long-term debt (f)	10,697	469	5.85	11,643	572	6.57	(44)	(59)	(103)
Total interest-bearing liabilities	136,827	2,425	2.37	135,232	2,887	2.85	(10)	(452)	(462)
Noninterest-bearing deposits	27,506			27,807
Accrued expense and other liabilities	4,194			4,447
Discontinued liabilities (f)	192			240
Total liabilities	168,719			167,726
EQUITY
Key shareholders’ equity	19,878			19,193
Total liabilities and equity	$188,597			$186,919

Interest rate spread (TE)			2.40%			2.04%
Net interest income (TE) and net interest margin (TE)		$3,796	2.91%		$3,448	2.66%	$158	$190	$348
TE adjustment (b)		24			27
Net interest income, GAAP basis		$3,772			$3,421

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (f) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2026, and September 30, 2025, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $206 million and $215 million of assets from commercial credit cards for the nine months ended September 30, 2026, and September 30, 2025, respectively.
(e)Yield presented is calculated on the basis of amortized cost excluding fair value hedge basis adjustments. The average amortized cost for securities available for sale was $41.1 billion and $43.2 billion for the nine months ended September 30, 2026, and September 30, 2025, respectively. Yield based on the fair value of securities available for sale was 3.83% and 4.02% for the nine months ended September 30, 2026, and September 30, 2025, respectively.
(f)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.
(g)Average balances presented are based on daily average balances over the respective stated period.

Provision for credit losses

Key’s provision for credit losses was $61 million for the three months ended September 30, 2026, compared to $107 million for the three months ended September 30, 2025. The provision for credit losses was $259 million for the nine months ended September 30, 2026, compared to $363 million for the nine months ended September 30, 2025. The decrease compared to the prior year periods was primarily driven by reserve releases in 2026, reflective of favorable portfolio trends and a more stable economic outlook, in addition to lower net loan charge-offs. The provision for credit losses in the third quarter of 2026 reflected net loan charge-offs of $89 million and a net reserve release of $28 million, as the impact of an improved commercial portfolio mix continues to offset the effects of loan growth, credit migration, and economic uncertainty.

Noninterest income

As shown in Figure 4, noninterest income was $744 million for the third quarter of 2026, compared to $702 million for the year-ago quarter. Noninterest income was $2.2 billion for the nine months ended September 30, 2026, compared to $2.1 billion for the nine months ended September 30, 2025.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 4. Noninterest Income

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
Dollars in millions	2026	2025		2026	2025
Investment banking and debt placement fees	$214	$184	16.3%	$580	$537	8.1%
Trust and investment services income	165	150	10.0	481	435	10.6
Cards and payments income	93	86	8.1	273	253	7.9
Service charges on deposit accounts	79	75	5.3	233	217	7.4
Corporate services income	72	72	—	223	213	4.7
Commercial mortgage servicing fees	53	73	(27.4)	164	219	(25.1)
Corporate-owned life insurance income	35	35	—	102	100	2.0
Consumer mortgage income	14	14	—	44	42	4.8
Operating lease income and other leasing gains	9	11	(18.2)	27	34	(20.6)
Other income	9	8	12.5	42	16	162.5
Net securities gains (losses)	1	(6)	(116.7)	4	(6)	(166.7)
Total noninterest income	$744	$702	6.0%	$2,173	$2,060	5.5%

N/M = Not Meaningful
Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity securities underwriting fees, merger and acquisition and financial advisory fees, gains on sales of commercial mortgages, and agency origination fees. For the three months ended September 30, 2026, investment banking and debt placement fees were up $30 million, or 16.3%, compared to the same period a year ago mainly due to increased merger and acquisition advisory fees, and loan syndication fees, partially offset by lower commercial mortgage fees. For the nine months ended September 30, 2026, investment banking and debt placement fees increased $43 million, or 8.1%, driven by year-to-date growth in merger and acquisition advisory fees and syndication fees.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management or administration that primarily generate certain trust and asset management fees are shown in Figure 5. For the three months ended September 30, 2026, trust and investment services income was up $15 million, or 10.0%, compared to the same period one year ago. For the nine months ended September 30, 2026, trust and investment services income was up $46 million, or 10.6%, compared to the same period one year ago. These increases were primarily attributable to higher investment management brokerage income, reflecting higher assets under management and favorable market performance.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. As shown in Figure 5, at September 30, 2026, our bank, trust, and registered investment advisory subsidiaries had assets under management of $74.5 billion, up 9.7% compared to September 30, 2025. The increase was driven by constructive market performance.

Figure 5. Assets Under Management or Administration

Dollars in millions	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Discretionary assets under management by investment type:
Equity	$40,789	$40,763	$37,071	$37,433	$37,919
Fixed income	16,428	16,514	16,100	15,500	15,183
Money market	6,025	6,099	7,180	8,144	6,595
Total discretionary assets under management	63,242	63,376	60,351	61,077	59,697
Non-discretionary assets under administration	11,211	10,828	9,405	8,887	8,158
Total	$74,453	$74,204	$69,756	$69,964	$67,855

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $7 million or 8.1% for the three months ended September 30, 2026, compared to the same period one year ago. For the nine months ended September 30, 2026, cards and payments income increased $20 million, or 7.9%, from the same period a year ago. The increases were driven by higher commercial payments activity, including growth in merchant services, embedded banking, purchase card volume, and prepaid card-related fees, as well as higher consumer debit and credit card spend volumes. These increases were partially offset by lower interchange fees in certain consumer card categories and higher rewards costs.

Service charges on deposit accounts

Service charges on deposit accounts increased $4 million, or 5.3%, for the three months ended September 30, 2026, compared to the same period one year ago. For the nine months ended September 30, 2026, service charges on deposit accounts increased by $16 million, or 7.4%, from the same period one year ago. The increases were primarily driven by higher account analysis fees, reflecting growth in fee-equivalent revenue, partially offset by higher deposit premiums and lower consumer overdraft-related fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, net securities gains (losses), and other income. Net other noninterest income for the three months ended September 30, 2026, decreased $14 million, or 6.8%, from the year-ago quarter. This net change resulted from lower commercial mortgage servicing fees. For the nine months ended September 30, 2026, net other noninterest income decreased $12 million, or 1.9%, from the same period a year ago, driven by lower commercial mortgage servicing fees, and lower operating lease income due to portfolio runoff, partially offset by higher corporate services income reflective of growth in loan commitment fees, foreign exchange trading gains, and non-yield loan fees.

Noninterest expense

As shown in Figure 6, noninterest expense was $1.2 billion for the third quarter of 2026, compared to $1.2 billion for the third quarter of 2025. Noninterest expense was $3.6 billion for the nine months ended September 30, 2026, compared to $3.5 billion for the nine months ended September 30, 2025.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 6. Noninterest Expense

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
Dollars in millions	2026	2025		2026	2025
Personnel	$815	$742	9.8%	$2,344	$2,127	10.2%
Computer processing	116	105	10.5	335	319	5.0
Net occupancy	67	65	3.1	203	201	1.0
Business services and professional fees	46	44	4.5	128	132	(3.0)
Marketing	23	22	4.5	63	67	(6.0)
Equipment	21	20	5.0	62	61	1.6
Operating lease expense	6	9	(33.3)	20	30	(33.3)
Other expense	151	170	(11.2)	488	525	(7.0)
Total noninterest expense	$1,245	$1,177	5.8%	$3,643	$3,462	5.2%

Personnel

Personnel expense, the largest category of our noninterest expense, increased by $73 million, or 9.8%, for the three months ended September 30, 2026, compared to the same period one year ago. For the nine months ended September 30, 2026, personnel expense was up $217 million, or 10.2%, compared to the same period one year ago. The increases were driven by higher salaries, incentive and stock-based compensation reflective of current year merit increases, higher headcount and growth in the fee businesses.

Figure 7. Personnel Expense

Dollars in millions	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Salaries and contract labor	$463	$437	5.9%	$1,350	$1,269	6.4%
Incentive and stock-based compensation (a)	212	190	11.6	578	516	12.0
Employee benefits	137	112	22.3	404	329	22.8
Severance	3	3	—	12	13	(7.7)
Total personnel expense	$815	$742	9.8%	$2,344	$2,127	10.2%

(a)Excludes directors’ stock-based compensation of $1 million and $2 million for the three months ended September 30, 2026, and September 30, 2025, respectively, and $3 million and $2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, reported as “other expense” in Figure 6.

Nonpersonnel expense

Other nonpersonnel expense includes net occupancy, computer processing, business services and professional fees, equipment, operating lease expense, marketing, and other miscellaneous expense categories. Other nonpersonnel expense for the three months ended September 30, 2026, decreased $5 million, or 1.1%, from the year-ago quarter. For the nine months ended September 30, 2026, other nonpersonnel expense decreased $36 million, or 2.7%, from the nine months ended September 30, 2025. The decreases were driven by lower business services and professional fees, operating lease expense, marketing expense, and other miscellaneous expense categories, partially offset by increases in computer processing and equipment. Lower professional fees reflected reduced consulting and legal services in several areas, while lower operating lease expense reflected continued runoff of the operating lease portfolio.

Income taxes

We recorded tax expense of $159 million for the third quarter of 2026 and tax expense of $112 million for the third quarter of 2025. We recorded tax expense of $434 million for the nine months ended September 30, 2026, compared to $337 million for the nine months ended September 30, 2025.

Our federal tax expense and effective tax rate differ from the amounts that would be calculated using the federal statutory tax rate, primarily due to investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

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

Consumer Bank

Summary of operations

	Three Months Ended September 30,		Percent
Dollars in millions	2026	2025	Change
Summary of operations
Net interest income (TE)	$793	$748	6.0%
Noninterest income	256	243	5.3
Total revenue (TE)	1,049	991	5.9
Provision for credit losses	55	40	37.5
Noninterest expense	716	677	5.8
Income (loss) before income taxes (TE)	278	274	1.5
Allocated income taxes (benefit) and TE adjustments	67	66	1.5
Net income (loss) attributable to Key	$211	$208	1.4%

Average loans and leases
Real estate — residential mortgage	$17,984	$19,137	(6.0)%
Home equity loans	5,307	5,911	(10.2)
Other consumer loans	4,294	4,828	(11.1)
Credit cards	912	931	(2.0)
Commercial loans	4,099	4,570	(10.3)
Total loans and leases	$32,596	$35,377	(7.9)%

Average deposits
Money market deposits	$36,874	$35,278	4.5%
Demand deposits	22,540	22,607	(.3)
Savings deposits	4,143	4,291	(3.4)
Time deposits	9,539	11,110	(14.1)
Noninterest-bearing deposits	14,271	14,432	(1.1)
Total deposits	$87,367	$87,718	(.4)%

Credit-related statistics
Nonperforming assets at period end	$248	$266
Net loan charge-offs	47	49
Net loan charge-offs to average total loans	0.57%	0.55%

•Net income attributable to Key of $211 million for the third quarter of 2026, compared to $208 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Consumer Bank increased $45 million, or 6.0%, compared to the third quarter of 2025
•Average loans and leases decreased $2.8 billion, or 7.9%, from the third quarter of 2025, reflective of the continued run-off across all consumer loan categories
•Average deposits decreased $351 million, or 0.4%, from the third quarter of 2025, driven by lower time deposits, partially offset by an increase in money market deposits
•Provision for credit losses increased $15 million compared to the third quarter of 2025, primarily reflecting a reserve build as a result of economic conditions
•Noninterest income increased $13 million, or 5.3%, from the third quarter of 2025, primarily driven by higher trust and investment services income
•Noninterest expense increased $39 million, or 5.8%, from the third quarter of 2025, driven by an increase in personnel expense

Commercial Bank

Summary of operations

	Three Months Ended September 30,		Percent
Dollars in millions	2026	2025	Change
Summary of operations
Net interest income (TE)	$748	$686	9.0%
Noninterest income	453	429	5.6
Total revenue (TE)	1,201	1,115	7.7
Provision for credit losses	8	68	(88.2)
Noninterest expense	529	486	8.8
Income (loss) before income taxes (TE)	664	561	18.4
Allocated income taxes (benefit) and TE adjustments	148	121	22.3
Net income (loss) attributable to Key	$516	$440	17.3%

Average loans and leases
Commercial and industrial	$61,135	$52,878	15.6%
Real estate — commercial mortgage	12,652	12,429	1.8
Real estate — construction	2,832	2,643	7.2
Commercial lease financing	1,929	2,371	(18.6)
Other loans	8	7	14.3
Total loans and leases	$78,556	$70,328	11.7%

Average deposits
Money market deposits	$7,121	$6,624	7.5%
Demand deposits	39,811	38,189	4.2
Other deposits	457	507	(9.9)
Noninterest-bearing deposits	13,329	13,204	.9
Total deposits	$60,718	$58,524	3.7%

Credit-related statistics
Nonperforming assets at period end	$379	$402
Net loan charge-offs	42	64
Net loan charge-offs to average total loans	0.21%	0.36%

•Net income attributable to Key of $516 million for the third quarter of 2026, compared to $440 million for the year-ago quarter
•Taxable-equivalent net interest income attributable to the Commercial Bank increased $62 million or 9.0%, compared to the third quarter of 2025
•Average loan and lease balances increased $8.2 billion, or 11.7%, compared to the third quarter of 2025, driven by an increase in commercial and industrial loans
•Average deposit balances increased $2.2 billion, or 3.7%, compared to the third quarter of 2025, reflecting higher client deposit balances
•Provision for credit losses decreased $60 million compared to the third quarter of 2025, driven by a reserve release reflective of portfolio changes and lower net charge-offs
•Noninterest income increased $24 million, or 5.6%, from the third quarter of 2025, primarily driven by higher investment banking and debt placement fees, and service charges on deposit accounts
•Noninterest expense increased $43 million, or 8.8%, compared to the third quarter of 2025, driven by an increase in personnel expense

Financial Condition

Loans and loans held for sale

Figure 8. Composition of Loans at September 30, 2026

	September 30, 2026		December 31, 2025
Dollars in millions	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$66,073	58.5%	$57,688	54.1%
Commercial real estate:
Commercial mortgage	13,816	12.2	13,707	12.9
Construction	2,919	2.6	2,844	2.7
Total commercial real estate loans	16,735	14.8	16,551	15.6
Commercial lease financing	1,914	1.7	2,270	2.1
Total commercial loans	84,722	75.0	76,509	71.8
CONSUMER
Real estate — residential mortgage	17,868	15.8	18,732	17.6
Home equity loans	5,266	4.7	5,703	5.3
Other consumer loans	4,213	3.7	4,644	4.4
Credit cards	924	0.8	953	0.9
Total consumer loans	28,271	25.0	30,032	28.2
Total loans (b)	$112,993	100.0%	$106,541	100.0%

(a)Loan balances include $203 million and $205 million of commercial credit card balances at September 30, 2026, and December 31, 2025, respectively.
(b)Total loans exclude loans of $171 million at September 30, 2026, and $205 million at December 31, 2025, related to the discontinued operations of the education lending business.

At September 30, 2026, total loans outstanding from continuing operations were $113.0 billion, compared to $106.5 billion at December 31, 2025. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 108 of our 2025 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $84.7 billion at September 30, 2026, an increase of $8.2 billion, or 10.7%, compared to December 31, 2025, primarily driven by growth in the commercial and industrial loan portfolios.

Figure 9 provides our commercial loan portfolios by industry classification at September 30, 2026, and December 31, 2025.

Figure 9. Commercial Loans by Industry

September 30, 2026	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$947	$116	$73	$1,136	1.3%
Automotive	2,444	645	3	3,092	3.6
Business services	3,656	203	98	3,957	4.7
Commercial real estate	9,995	12,118	1	22,114	26.1
Construction materials and contractors	2,697	247	127	3,071	3.6
Consumer goods	3,632	589	138	4,359	5.1
Consumer services	4,597	738	223	5,558	6.6
Equipment	1,669	149	35	1,853	2.2
Finance	14,522	148	134	14,804	17.5
Healthcare	2,787	1,317	87	4,191	4.9
Materials and extraction	2,282	242	85	2,609	3.1
Oil and gas	2,246	56	11	2,313	2.7
Public exposure	1,605	3	248	1,856	2.2
Technology	1,643	15	52	1,710	2.0
Transportation	1,107	116	264	1,487	1.8
Utilities	10,019	—	329	10,348	12.3
Other	225	33	6	264	0.3
Total	$66,073	$16,735	$1,914	$84,722	100.0%

December 31, 2025	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Dollars in millions
Industry classification:
Agriculture	$908	$110	$76	$1,094	1.4%
Automotive	2,475	610	—	3,085	4.0
Business services	3,228	227	85	3,540	4.6
Commercial real estate	8,124	12,045	1	20,170	26.4
Construction materials and contractors	1,978	238	153	2,369	3.1
Consumer goods	3,541	547	213	4,301	5.6
Consumer services	4,081	799	251	5,131	6.7
Equipment	1,586	153	45	1,784	2.3
Finance	12,165	96	167	12,428	16.3
Healthcare	2,714	1,334	133	4,181	5.5
Materials and extraction	2,105	177	104	2,386	3.1
Oil and gas	2,051	28	13	2,092	2.7
Public exposure	1,654	7	306	1,967	2.6
Technology	1,009	17	82	1,108	1.5
Transportation	1,022	121	276	1,419	1.9
Utilities	8,686	—	358	9,044	11.8
Other	361	42	7	410	0.5
Total	$57,688	$16,551	$2,270	$76,509	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 58% of our total loan portfolio at September 30, 2026, and 54% at December 31, 2025. This portfolio is approximately 94% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $66.1 billion at September 30, 2026, an increase of $8.4 billion, or 14.5%, compared to December 31, 2025. The increase was broad-based across multiple industry categories.

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

At September 30, 2026, commercial real estate loans totaled $16.7 billion, which includes $13.8 billion of mortgage loans and $2.9 billion of construction loans. Compared to December 31, 2025, this portfolio increased $184 million, or 1.1%. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at September 30, 2026.

Our overall construction loans constitute 17% of commercial real estate loans as of September 30, 2026 and December 31, 2025, respectively. Construction loans provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project. As of September 30, 2026, 73% of our construction portfolio are multi-family project loans. Our office exposure only represents 4% of commercial real estate loans at period end.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2026
Nonowner-occupied:
Data Center	$—	$—	$261	$—	$90	$—	$567	$918	5.5%	$439	$479
Diversified	1	—	—	29	—	6	209	245	1.5	—	245
Industrial	32	1	79	132	152	168	270	834	5.0	74	760
Land & Residential	9	5	3	3	3	6	—	29	0.2	25	4
Lodging	2	—	—	4	27	86	66	185	1.1	—	185
Medical Office	13	2	30	1	—	68	—	114	0.7	18	96
Multifamily	1,162	333	1,320	1,330	1,594	1,239	380	7,358	44.0	2,124	5,234
Office	71	—	88	57	47	201	114	578	3.5	—	578
Retail	99	40	132	204	122	169	247	1,013	6.1	22	991
Self Storage	26	—	13	—	39	16	104	198	1.2	3	195
Senior Housing	105	92	19	49	60	48	159	532	3.2	28	504
Skilled Nursing	—	—	—	—	133	239	433	805	4.8	—	805
Student Housing	62	6	13	47	—	—	—	128	0.8	—	128
Other	16	—	118	45	69	24	172	444	2.7	—	444
Total nonowner-occupied	1,598	479	2,076	1,901	2,336	2,270	2,721	13,381	80.0	2,733	10,648
Owner-occupied	1,087	—	336	590	156	996	189	3,354	20.0	186	3,168
Total	$2,685	$479	$2,412	$2,491	$2,492	$3,266	$2,910	$16,735	100.0%	$2,919	$13,816

Nonperforming loans	$6	$—	$15	$47	$70	$15	$—	$153	N/M	$—	$153
Accruing loans past due 90 days or more	3	—	—	1	—	2	—	6	N/M	—	6
Accruing loans past due 30 through 89 days	4	—	1	—	5	6	—	16	N/M	1	15

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
Dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
December 31, 2025
Nonowner-occupied:
Data Center	$—	$—	$—	$—	$24	$—	$671	$695	4.2%	$272	$423
Diversified	1	—	—	29	—	10	176	216	1.3	—	216
Industrial	37	1	77	154	262	166	211	908	5.5	72	836
Land & Residential	9	6	13	3	6	19	—	56	0.3	38	18
Lodging	1	—	8	4	33	40	60	146	0.9	—	146
Medical Office	35	—	31	1	20	63	43	193	1.2	9	184
Multifamily	1,303	356	1,328	1,201	1,762	1,228	404	7,582	45.8	2,150	5,432
Office	79	1	90	70	84	200	114	638	3.9	—	638
Retail	90	40	91	226	87	185	230	949	5.7	20	929
Self Storage	36	—	15	6	50	16	157	280	1.7	20	260
Senior Housing	90	95	35	103	181	81	192	777	4.7	94	683
Skilled Nursing	—	—	—	—	181	220	242	643	3.9	—	643
Student Housing	73	6	13	46	—	—	—	138	0.8	—	138
Other	5	8	12	27	47	31	129	259	1.6	—	259
Total nonowner-occupied	1,759	513	1,713	1,870	2,737	2,259	2,629	13,480	81.4	2,675	10,805
Owner-occupied	1,026	—	316	519	124	929	157	3,071	18.6	169	2,902
Total	$2,785	$513	$2,029	$2,389	$2,861	$3,188	$2,786	$16,551	100.0%	$2,844	$13,707

Nonperforming loans	$8	$—	$25	$68	$48	$7	$1	$157	N/M	$—	$157
Accruing loans past due 90 days or more	—	—	2	1	26	5	—	34	N/M	1	33
Accruing loans past due 30 through 89 days	1	—	1	1	56	8	—	67	N/M	—	67

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions
N/M = not meaningful

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2026, totaled $28.3 billion, a decrease of $1.8 billion, or 5.9%, from December 31, 2025. The decrease was driven by declines across all consumer loan categories reflective of the intentional run-off of low-yielding loans.

The residential mortgage portfolio is comprised of loans originated by our Consumer Bank and is the largest segment of our consumer loan portfolio as of September 30, 2026, representing 63% of consumer loans outstanding. This is followed by our home equity portfolio representing 19% of consumer loans outstanding at September 30, 2026.

We held the first lien position for approximately 62% of the home equity portfolio at September 30, 2026 and December 31, 2025, respectively. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of our 2025 Form 10-K.

Figure 11 presents our consumer loans by geography.

Figure 11. Consumer Loans by State

Dollars in millions	Real estate — residential mortgage	Home equity loans	Other consumer loans	Credit cards	Total
September 30, 2026
Washington	$3,736	$807	$189	$83	$4,815
Ohio	2,578	639	54	186	3,457
Colorado	2,682	223	107	29	3,041
New York	563	1,487	666	319	3,035
California	1,993	14	359	3	2,369
Oregon	1,112	453	79	40	1,684
Pennsylvania	350	363	271	61	1,045
Utah	737	202	50	16	1,005
Florida	643	36	311	12	1,002
Connecticut	580	183	93	28	884
Other	2,894	859	2,034	147	5,934
Total	$17,868	$5,266	$4,213	$924	$28,271

December 31, 2025
Washington	$4,030	$844	$202	$85	$5,161
Ohio	2,613	758	66	195	3,632
New York	626	1,587	702	326	3,241
Colorado	2,769	236	118	29	3,152
California	2,056	13	399	3	2,471
Oregon	1,145	487	85	41	1,758
Pennsylvania	378	395	296	62	1,131
Florida	675	36	343	13	1,067
Utah	759	215	53	17	1,044
Connecticut	618	200	100	29	947
Other	3,063	932	2,280	153	6,428
Total	$18,732	$5,703	$4,644	$953	$30,032

Figure 12 summarizes our loan sales for the nine months ended September 30, 2026, and all of 2025.

Figure 12. Loans Sold (Including Loans Held for Sale)

Dollars in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2026
Third quarter	$82	$1,979	$35	$536	$2,632
Second quarter	77	1,342	42	333	1,794
First quarter	36	1,667	122	411	2,236
Total	$195	$4,988	$199	$1,280	$6,662
2025
Fourth quarter	$81	$2,804	$50	$331	$3,266
Third quarter	79	2,513	61	359	3,012
Second quarter	239	1,465	—	338	2,042
First quarter	89	1,355	27	260	1,731
Total	$488	$8,137	$138	$1,288	$10,051

Figure 13 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

Dollars in millions	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Commercial real estate loans	$588,198	$588,546	$580,860	$566,567	$569,430
Residential mortgage	11,660	11,459	11,488	11,419	11,440
Education loans	128	136	143	152	161
Commercial lease financing	1,528	1,542	1,639	1,719	1,815
Commercial loans	556	570	572	576	585
Consumer direct	213	227	242	258	273
Consumer indirect	17	31	53	83	122
Total	$602,300	$602,511	$594,997	$580,774	$583,826

In the event of default by a borrower, we are subject to recourse with respect to approximately $8.1 billion of the $602.3 billion of loans administered or serviced at September 30, 2026. These are primarily associated with commercial real estate loans administered or serviced. Additional information about this recourse arrangement is included in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

We manage our securities portfolio according to the following priorities: 1) store of liquidity, 2) interest rate risk management tool, and 3) source of earnings. In keeping with the first priority, the portfolio provides securities to meet our pledging requirements. Our securities portfolio totaled $45.9 billion at September 30, 2026, compared to $48.2 billion at December 31, 2025. Available-for-sale securities were $36.3 billion at September 30, 2026, compared to $39.6 billion at December 31, 2025. Held-to-maturity securities were $9.6 billion at September 30, 2026, and $8.6 billion at December 31, 2025. In October 2026, we transferred approximately $2.0 billion of mortgage-back securities from available-for-sale classification to held-to-maturity. At the date of transfer, the securities had approximately $44 million of pretax unrealized losses, which remained in accumulated other comprehensive income and will be amortized over the remaining lives of the securities as an adjustment to yield.

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

Figure 14. Securities Available for Sale

Dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Total	Weighted-Average Yield(c)
September 30, 2026
Remaining maturity:
One year or less	$3,231	$3	$114	$236	$3,584	4.12%
After one through five years	2,956	752	3,320	904	7,932	3.32
After five through ten years	39	6,276	11,758	2,081	20,154	3.73
After ten years	65	386	3,840	350	4,641	4.10
Fair value	$6,291	$7,417	$19,032	$3,571	$36,311
Amortized cost(b)	$6,363	$9,448	$20,530	$4,082	$40,423	3.73%
Weighted-average yield(c)	4.04%	1.94%	4.61%	2.90%	3.73%	—
Weighted-average maturity	1.2 years	7.9 years	10.0 years	6.4 years	7.8 years	—
December 31, 2025
Fair value	$7,886	$8,565	$19,195	$3,950	$39,596
Amortized cost	7,842	10,269	19,451	4,284	41,846	3.67%
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $(178) million and $99 million as of September 30, 2026 and December 31, 2025, respectively. The securities being hedged are primarily U.S. Treasuries, Agency RMBS, and Agency CMBS.
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

Figure 15. Held-to-Maturity Securities

Dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
September 30, 2026
Remaining maturity:
One year or less	$13	$—	$357	$2	$9	$381	2.96%
After one through five years	945	663	382	2	12	2,004	3.87
After five through ten years	2,626	3,523	180	—	—	6,329	4.50
After ten years	50	61	787	—	—	898	3.30
Amortized cost	$3,634	$4,247	$1,706	$4	$21	$9,612	4.20%
Fair value	$3,291	$3,972	$1,509	$3	$20	$8,795
Weighted-average yield(b)	3.84%	4.98%	3.02%	0.82%	4.47%	4.20%	—
Weighted-average maturity	6.6 years	6.1 years	9.6 years	2.3 years	1.0 years	6.9 years	—
December 31, 2025
Amortized cost	$4,026	$2,374	$2,121	$77	$24	$8,622	3.87%
Fair value	3,858	2,373	1,983	75	24	8,313
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 16. Breakdown of Deposits at September 30, 2026
The following table presents the breakdown of our deposits by product for the noted periods.

Dollars in billions	September 30, 2026	December 31, 2025
Money market deposits	$44.8	$42.7
Demand deposits	65.1	61.3
Savings deposits	4.3	4.4
Time deposits	11.3	12.7
Noninterest bearing deposits	28.2	27.6
Total	$153.8	$148.7

Our highly diversified deposit base is our primary source of funding. At September 30, 2026, our deposits totaled $153.8 billion, an increase of $5.1 billion, compared to December 31, 2025.

Uninsured deposits totaled $70.5 billion and $66.2 billion at September 30, 2026 and December 31, 2025, respectively. Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

Figure 17 presents estimated uninsured deposits for the noted periods which reflect amounts disclosed in KeyBank’s Call Report adjusted for intercompany deposits, which are not customer facing and are eliminated in consolidation, and accrued interest.

Figure 17. Estimated Uninsured Deposits

Dollars in billions	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Uninsured deposits(a)	$70.5	$68.8	$66.5	$66.2	$66.5
Total deposits	153.8	153.1	147.8	148.7	150.8
Uninsured % of Deposits	46%	45%	45%	45%	44%
(a) Intercompany deposits and accrued interest excluded from uninsured deposits	$12.6	$13.3	$12.9	$12.8	$13.2

As of September 30, 2026, approximately $12.6 billion of uninsured deposits were collateralized by government-backed securities compared to $12.0 billion as of December 31, 2025.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $16.7 billion at September 30, 2026, compared to $11.0 billion at December 31, 2025. The change primarily reflects increases in bank notes and short-term borrowings, as well as issuances of long-term debt during 2026. Wholesale funding supplements client deposit funding and may rise or fall with seasonal or other funding needs. For more information regarding our wholesale funds, see Part I, Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations under the heading “Risk Management - Liquidity risk management” of this report.

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
$228
$—
$227
$199
$223
$386
$222
$341
$216
$320
3Q25
4Q25
1Q26
2Q26
3Q26
COMMON SHARE REPURCHASES (a)
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a) Excludes shares repurchased related to equity compensation programs and share repurchase excise tax.

Dividends

Consistent with our capital plan, we paid a quarterly dividend of $.205 per Common Share for the third quarter of 2026. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning, stress testing, and stress capital buffer” beginning on page 14 in the “Supervision and Regulation” section of our 2025 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 24,679 holders of record at September 30, 2026. Our book value per Common Share was $15.01 based on 1.1 billion shares outstanding at September 30, 2026, compared to $16.27 per Common Share based on 1.1 billion shares outstanding at December 31, 2025. At September 30, 2026, our tangible book value per Common Share was $12.35, compared to $13.77 per Common Share at December 31, 2025.

Figure 18 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2026			2025
In thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	1,072,035	1,087,293	1,102,401	1,112,952	1,112,453
Share repurchases	(14,184)	(15,531)	(17,969)	(11,109)	—
Shares issued under employee compensation plans (net of cancellations and returns)	325	273	2,861	558	499
Shares outstanding at end of period	1,058,176	1,072,035	1,087,293	1,102,401	1,112,952

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

As shown in Figure 18 above, Common Shares outstanding decreased by 14 million shares during the third quarter of 2026, primarily attributed to shares repurchased in the open market partially offset by shares issued under employee compensation plans. Open market share repurchases, inclusive of shares repurchased from Scotiabank, totaled approximately $320 million in the third quarter of 2026.

At September 30, 2026, we had 198.5 million treasury shares, compared to 154.3 million treasury shares at December 31, 2025. The increase in treasury shares was primarily attributable to open market share repurchases. From time to time, we may reissue treasury shares in connection with stock-based compensation awards or for other corporate purposes.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2026. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2025 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 9.2% and 11.1% at September 30, 2026, and December 31, 2025, respectively. Our tangible common equity to tangible assets ratio was 6.9% and 8.4% at September 30, 2026, and December 31, 2025, respectively. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2026, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Part I, Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at September 30, 2026, and December 31, 2025, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 21 (“Shareholders' Equity”) beginning on page 169 of our 2025 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	Dollars in millions	September 30, 2026	December 31, 2025
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,809	$20,381
Less:	Preferred Stock (a)	1,927	2,446
	Common Equity Tier 1 capital before adjustments and deductions	15,882	17,935
Less:	Goodwill, net of deferred taxes	2,595	2,556
	Intangible assets, net of deferred taxes	11	7
	Deferred tax assets	102	136
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,990)	(1,789)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(640)	68
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(233)	(238)
	Total Common Equity Tier 1 capital	$17,037	$17,195
TIER 1 CAPITAL
Common Equity Tier 1		$17,037	$17,195
Additional Tier 1 capital instruments and related surplus		1,927	2,446
Less:	Deductions	2	—
	Total Tier 1 capital	$18,962	$19,641
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		$1,387	$1,522
Allowance for losses on loans and liability for losses on lending-related commitments (b)		1,697	1,747
Less:	Deductions	—	—
	Total Tier 2 capital	3,084	3,269
	Total risk-based capital	$22,046	$22,910

RISK-WEIGHTED ASSETS (d)		$153,761	$145,933

AVERAGE QUARTERLY TOTAL ASSETS		$191,172	$187,035
CAPITAL RATIOS (d)
Tier 1 risk-based capital		12.33%	13.46%
Total risk-based capital		14.34%	15.70%
Leverage (c)		9.92%	10.50%
Common Equity Tier 1		11.08%	11.78%
(a)Net of capital surplus.
(b)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $9 million and $11 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2026, and December 31, 2025, respectively.
(c)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.
(d)September 30, 2026 capital ratios and risk weighted assets are estimates.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At September 30, 2026, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit spread risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk policies. The majority of our positions are traded in active markets.

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

MTRM backtests the VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Backtesting exceptions occur when daily held profit and loss exceeds VaR. There were five backtesting exceptions for KeyCorp during the past 250 trading days ended September 30, 2026, generally caused by interest rate volatility. All KeyCorp backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was less than $1 million at September 30, 2026, and $1.3 million at September 30, 2025. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2026, and September 30, 2025.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2026				2025
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$0.5	$0.2	$0.3	$0.2	$2.2	$0.3	$1.2	$1.1
Derivatives:
Interest rate	$0.2	$0.1	$0.1	$0.1	$0.2	$0.1	$0.1	$0.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $1.0 million at September 30, 2026, and $1.7 million at September 30, 2025. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one-day holding period for significant portfolios of covered positions for the three months ended September 30, 2026, and September 30, 2025. Changes in VaR are dependent on portfolio composition, inventory levels, and other market factors.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2026				2025
	Three months ended September 30,				Three months ended September 30,
Dollars in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.6	$0.3	$1.0	$0.7	$4.4	$1.2	$2.1	$1.3
Derivatives:
Interest rate	$0.5	$0.1	$0.2	$0.1	$0.3	$0.1	$0.2	$0.2

Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $5 million at September 30, 2026. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by MTRM in accordance with the Market Risk Rule.

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

Interest rate risk positions are influenced by a number of factors, including the balance sheet positioning that arises out of customer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, changes in market interest rates that affect client activity, and our hedging, investing, funding, and capital positions. The primary components of interest rate risk exposure consist of reprice risk, yield curve risk, basis risk, and option risk.

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

Figure 22 presents the results of the simulation analysis at September 30, 2026, and September 30, 2025. At September 30, 2026, our simulated exposure to changes in interest rates remained neutral. The exposure to declining rates has changed from (0.40)% as of September 30, 2025 to (0.21)% as of September 30, 2026, while the exposure to rising rates has changed from 0.44% as of September 30, 2025 to 0.43% as of September 30, 2026.

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

Figure 22. Simulated Change in Net Interest Income

	September 30, 2026		September 30, 2025
Basis point change assumption	-200	+200	-200	+200
Tolerance level	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Interest rate risk assessment	(0.21)%	0.43%	(0.40)%	0.44%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. EVE policy limits are measured against a +/-200 basis point scenario subject to a floor on market interest rates at zero. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as forward expectations. Remediation plans are similarly developed if the analysis indicates that the EVE will decrease by 15% or more in response to an instantaneous increase or decrease in interest rates. The position is within these guidelines as of September 30, 2026.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2026
			Weighted-Average			December 31, 2025
Dollars in millions	Notional Amount	Fair Value(a)	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value(a)
Receive fixed/pay variable — conventional loans	$40,500	$(608)	1.5	3.5%	3.9%	$37,050	$66
Receive fixed/pay variable — conventional debt	8,921	(539)	4.1	2.9	3.9	8,722	(198)
Receive fixed/pay variable — forward loans	10,000	(228)	4.2	4.0	3.9	2,200	40
Pay fixed/receive variable — conventional debt	50	1	1.8	4.2	3.6	50	—
Pay fixed/receive variable — securities	9,181	177	2.4	3.9	4.0	10,194	(100)
Total portfolio swaps	$68,652	$(1,197)	2.4	3.5%	3.9%	$58,216	$(192)

Floors — forward purchased	$—	$—	—	—%	—%	$3,250	$—
Floors — forward sold	—	—	—	—	—	3,250	—
Total floors	$—	$—	—	—%	—%	$6,500	$—

(a)Excludes accrued interest of $234 million at September 30, 2026, and accrued interest of $173 million at December 31, 2025.

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

Our credit ratings and rating agency outlooks at September 30, 2026, are shown in Figure 24. While we believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors, downgrades in our credit ratings could increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us.

Figure 24. Credit Ratings

September 30, 2026	Outlook	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP
Standard & Poor’s	Positive	A-2	N/A	BBB	BBB-	BB	BB
Moody’s	Stable	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	Stable	F1	N/A	A-	N/A	BB+	BB+
DBRS, Inc.	Stable	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	Positive	A-2	N/A	BBB+	BBB	N/A	N/A
Moody’s	Stable	P-2	P-1/A1	A3	A3	N/A	N/A
Fitch Ratings, Inc.	Stable	F1	F1/A+	A-	BBB+	N/A	N/A
DBRS, Inc.	Stable	R-1 (low)	A	A	A (low)	N/A	N/A
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

Our primary source of funding for KeyBank are customer deposits resulting in a consolidated loan-to-deposit ratio of 74% as of September 30, 2026. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Additionally, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a stress period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. Figure 25 shows our available contingent liquidity at September 30, 2026, and December 31, 2025.

Figure 25. Available Contingent Liquidity

Dollars in billions	September 30, 2026	December 31, 2025
Available contingent liquidity:
Unpledged securities	$27.5	$29.4
Net balances of federal funds sold and balances in our Federal Reserve account	12.7	9.3
Unused secured borrowing capacity at the Federal Reserve Bank of Cleveland	38.9	39.5
Unused secured borrowing capacity at the FHLB	11.8	18.9
Total	$90.9	$97.0

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities and dividends for the next 24 months. At September 30, 2026, KeyCorp held $4.6 billion in cash and short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with the proceeds from term debt issuances. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the third quarter of 2026, KeyBank paid $650 million in cash dividends to KeyCorp. As of September 30, 2026, KeyBank had regulatory capacity to pay $807 million in dividends to KeyCorp without prior regulatory approval.

Effective June 10, 2026, a new Medium-Term Note (“MTN”) Program was established, which has $15.0 billion available for issuance as of September 30, 2026. On November 2, 2026, under the MTN Program, KeyCorp issued $1.0 billion of 5.889% Fixed-to-Floating Rate Senior Term Notes, Series U, due November 2, 2032.

There were no bank note issuances during the third quarter. At September 30, 2026, there is $20.0 billion available for issuance under the KeyBank Bank Note Program.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 48 of our 2025 Form 10-K and Part II, Item 2 of this report. In addition, during the third quarter of
2026, KeyCorp redeemed all of the depositary shares representing ownership interests in the Series D preferred stock, as further described in Note 16 (“Shareholders’ Equity”). Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2026, and September 30, 2025.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2025 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The ALLL at September 30, 2026, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations decreased by $29 million, or 2.0%, from December 31, 2025. The decrease in the ALLL from continuing operations primarily reflects continued improvement in the commercial portfolio mix, partially offset by increased economic uncertainty and downside risks related to inflation, energy price volatility, and higher-for-longer interest rates. The commercial ALLL decreased by $23 million, or 2.1%, from December 31, 2025, through September 30, 2026. Our consumer ALLL decreased $6 million, or 1.7%, from December 31, 2025, through September 30, 2026. Refer to Note 4 (“Asset Quality”) within this report for further discussion of changes in the ALLL.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29. Figure 28 shows the ratios of net charge-offs by loan category as a percentage of the respective average loan balance.

Net loan charge-offs for the three months ended September 30, 2026, decreased $25 million compared to the year-ago quarter.

Figure 26. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2026			December 31, 2025
Dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$788	56.4%	58.5%	$745	52.2%	54.1%
Commercial real estate:
Commercial mortgage	212	15.2	12.2	252	17.6	12.9
Construction	33	2.4	2.6	55	3.9	2.7
Total commercial real estate loans	245	17.6	14.8	307	21.5	15.6
Commercial lease financing	22	1.6	1.7	26	1.8	2.1
Total commercial loans	1,055	75.6	75.0	1,078	75.5	71.8
Real estate — residential mortgage	81	5.8	15.8	66	4.6	17.6
Home equity loans	42	3.0	4.7	52	3.7	5.3
Other consumer loans	146	10.4	3.7	149	10.5	4.4
Credit cards	74	5.2	0.8	82	5.7	0.9
Total consumer loans	343	24.4	25.0	349	24.5	28.2
Total ALLL — continuing operations (a)	$1,398	100.0%	100.0%	$1,427	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $9 million at September 30, 2026, and $11 million at December 31, 2025.

Figure 27. Net Loan Charge-offs (Recoveries) from Continuing Operations

	2026			2025
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$63	$75	$80	$62	$66
Commercial real estate:
Commercial mortgage	4	19	1	19	27
Construction	1	—	—	—	—
Total commercial real estate loans	5	19	1	19	27
Commercial lease financing	—	1	—	4	—
Total commercial loans	68	95	81	85	93
Real estate — residential mortgage	—	—	(1)	—	(1)
Home equity loans	—	—	—	—	—
Other consumer loans	13	11	13	12	13
Credit cards	8	9	8	7	9
Total consumer loans	21	20	20	19	21
Total net loan charge-offs	$89	$115	$101	$104	$114

Figure 28. Net Loan Charge-offs (Recoveries) to Average Loans from Continuing Operations

	2026			2025
Dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	0.39%	0.48%	0.55%	0.43%	0.46%
Commercial real estate:
Commercial mortgage	0.10	0.55	0.03	0.56	0.78
Construction	0.11	—	—	—	0.04
Total commercial real estate loans	0.10	0.46	0.02	0.46	0.66
Commercial lease financing	—	0.05	0.01	0.73	0.03
Total commercial loans	0.32	0.46	0.42	0.44	0.49
Real estate — residential mortgage	—	(0.01)	(0.02)	(0.01)	(0.01)
Home equity loans	(0.03)	0.02	—	0.05	(0.04)
Other consumer loans	1.26	1.02	1.16	0.96	0.98
Credit cards	3.60	3.98	3.77	3.44	4.00
Total consumer loans	0.30	0.27	0.28	0.26	0.26
Total net loan charge-offs to average loans	0.32%	0.42%	0.38%	0.39%	0.42%

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2026	2025	2026	2025
Average loans outstanding	$111,585	$106,227	$109,812	$105,439
Allowance for loan and lease losses at beginning of period	$1,445	$1,446	$1,427	$1,409
Loans charged off:
Commercial and industrial	$81	$87	$255	$243
Commercial real estate:
Commercial mortgage	11	27	32	69
Construction	1	—	1	—
Total commercial real estate loans(a)	12	27	33	69
Commercial lease financing	—	—	1	2
Total commercial loans	93	114	289	314
Real estate — residential mortgage	1	—	2	1
Home equity loans	1	—	2	1
Other consumer loans	16	15	45	42
Credit cards	10	11	31	35
Total consumer loans	28	26	80	79
Total loans charged off	121	140	369	393
Recoveries:
Commercial and industrial	18	21	37	50
Commercial real estate:
Commercial mortgage	7	—	8	1
Construction	—	—	—	—
Total commercial real estate loans(a)	7	—	8	1
Commercial lease financing	—	—	—	—
Total commercial loans	25	21	45	51
Real estate — residential mortgage	1	1	3	3
Home equity loans	1	—	2	2
Other consumer loans	3	2	8	6
Credit cards	2	2	6	5
Total consumer loans	7	5	19	16
Total recoveries	32	26	64	67
Net loan charge-offs	(89)	(114)	(305)	(326)
Provision (credit) for loan and lease losses	42	112	276	361
Allowance for loan and lease losses at end of period	$1,398	$1,444	$1,398	$1,444
Liability for credit losses on lending-related commitments at beginning of period	$277	$297	$313	$290
Provision (credit) for losses on lending-related commitments	19	(5)	(17)	2
Other	—	—	—	—
Liability for credit losses on lending-related commitments at end of period(b)	$296	$292	$296	$292
Total allowance for credit losses at end of period	$1,694	$1,736	$1,694	$1,736
Net loan charge-offs to average total loans	0.32%	0.42%	0.37%	0.41%
Allowance for loan and lease losses to period-end loans	1.24	1.36	1.24	1.36
Allowance for credit losses to period-end loans	1.50	1.64	1.50	1.64
Allowance for loan and lease losses to nonperforming loans	226.2	219.5	226.2	219.5
Allowance for credit losses to nonperforming loans	274.1	263.8	274.1	263.8

Discontinued operations — education lending business:
Loans charged off	$1	$1	$2	$2
Recoveries	1	1	1	1
Net loan charge-offs	$—	$—	$(1)	$(1)

(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at September 30, 2026 were unchanged compared to December 31, 2025.

See Note 1 (“Summary of Significant Accounting Policies”) of our 2025 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

Dollars in millions	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Commercial and industrial	$274	$358	$284	$256	$253
Commercial real estate:
Commercial mortgage	154	256	190	157	214
Construction	—	—	—	—	—
Total commercial real estate loans(a)	154	256	190	157	214
Commercial lease financing	5	6	6	7	—
Total commercial loans(b)	433	620	480	420	467
Real estate — residential mortgage	98	100	115	104	98
Home equity loans	77	79	76	80	82
Other consumer loans	4	4	4	4	4
Credit cards	6	6	7	7	7
Total consumer loans	185	189	202	195	191
Total nonperforming loans	618	809	682	615	658
OREO	9	9	10	9	10
Nonperforming loans held for sale	—	—	—	3	—
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$627	$818	$692	$627	$668
Accruing loans past due 90 days or more	$79	$85	$153	$99	$110
Accruing loans past due 30 through 89 days	153	138	137	220	254
Nonperforming assets from discontinued operations — education lending business	1	1	2	2	2
Nonperforming loans to period-end portfolio loans	0.55%	0.73%	0.62%	0.58%	0.62%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	0.55	0.74	0.63	0.59	0.63
(a)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

Figure 31 shows the activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2026			2025
Dollars in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$809	$682	$615	$658	$696
Loans placed on nonaccrual status	165	365	253	248	210
Charge-offs	(121)	(131)	(117)	(124)	(140)
Loans sold	(28)	(33)	(2)	(7)	(13)
Payments	(190)	(38)	(37)	(124)	(68)
Transfers to OREO	(1)	(1)	(1)	(1)	(1)
Loans returned to accrual status	(16)	(35)	(29)	(35)	(26)
Balance at end of period	$618	$809	$682	$615	$658

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

		Three months ended					Nine months ended
Dollars in millions		9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025
Net interest income (GAAP)		$1,300	$1,250	$1,222	$1,215	$1,184	$3,772	$3,421
Add:	Taxable-equivalent adjustment	8	8	8	8	9	24	27
	Noninterest income (GAAP)	744	706	723	782	702	2,173	2,060
Less:	Noninterest expense (GAAP)	1,245	1,217	1,181	1,241	1,177	3,643	3,462
Pre-provision net revenue from continuing operations (non-GAAP)		$807	$747	$772	$764	$718	$2,326	$2,046

Net income (loss) attributable to Key common shareholders (GAAP)		$537	$473	$486	$475	$453	$1,496	$1,211

Average Key shareholders’ equity (GAAP)		$19,307	$19,947	$20,392	$20,388	$19,664	$19,878	$19,193
Less:	Intangible assets (average)	2,796	2,756	2,758	2,762	2,767	2,770	2,772
	Preferred stock (average)	2,409	2,500	2,500	2,500	2,500	2,469	2,500
	Average tangible common equity (non-GAAP) (A)	$14,102	$14,691	$15,134	$15,126	$14,397	$14,639	$13,921

Key shareholders’ equity (GAAP)		$17,809	$19,798	$19,987	$20,381	$20,102
Less:	Intangible assets	2,814	2,755	2,757	2,760	2,765
	Preferred stock (a)	1,927	2,446	2,446	2,446	2,446
	Tangible common equity (non-GAAP) (B)	$13,068	$14,597	$14,784	$15,175	$14,891

Total assets (GAAP)		$193,102	$191,317	$188,663	$184,381	$187,409
Less:	Intangible assets	2,814	2,755	2,757	2,760	2,765
	Tangible assets (non-GAAP) (C)	$190,288	$188,562	$185,906	$181,621	$184,644

Tangible common equity to tangible assets ratio (non-GAAP) (B/C)		6.9%	7.7%	8.0%	8.4%	8.1%

Income (loss) from continuing operations attributable to Key common shareholders (GAAP) (D)		$537	$472	$486	$474	$454	$1,495	$1,211
Return on average tangible common equity from continuing operations (non-GAAP) (D/A)		15.1%	12.9%	13.0%	12.4%	12.5%	13.7%	11.6%

(a)Net of capital surplus.

Adjusted noninterest expense is a non-GAAP measure in that it is adjusted to exclude the impact of significant or unusual items. Management believes adjusting for significant or unusual items provide investors with useful information to gain a better understanding of ongoing operations and enhance comparability of results with prior periods, as well as demonstrate the effects of the financial impacts related to those selected items.

	Three months ended					Nine months ended
Dollars in millions	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025
Adjusted noninterest expense
Noninterest expense (GAAP)	$1,245	$1,217	$1,181	$1,241	$1,177	$3,643	$3,462
Adjustments:
FDIC special assessment (other expense)	—	—	—	21	5	—	5
Adjusted noninterest expense (non-GAAP)	$1,245	$1,217	$1,181	$1,262	$1,182	$3,643	$3,467

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

In our opinion, some accounting policies are more likely than others to have a critical effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may prove to be inaccurate, or we may find it necessary to change them. We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 95 of our 2025 Form 10-K. During the three and nine months ended September 30, 2026, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates, except as noted below.

During the period ended September 30, 2026, Key refined its estimation approach for incorporating economic and forecast uncertainty within its allowance for credit losses. Since CECL adoption in 2020, the quantitative estimate was based on a single reasonable and supportable economic forecast, while uncertainty in the economic outlook and alternative scenarios were considered in the development of the qualitative reserve. In the current period, Key refined this approach by incorporating three probability-weighted economic scenarios directly within the quantitative framework. Refer to Note 4 (“Asset Quality”) for additional information.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2026

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 and ASU 2025-01 Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40)	January 1, 2027 Early adoption is permitted.	The guidance requires public companies disclose additional information about certain types of costs and expenses. The guidance could be applied on a prospective or retrospective basis.	The guidance is not expected to have a material impact on Key’s disclosures.
ASU 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans	January 1, 2027 Early adoption is permitted.	This guidance expands the types of acquired financial assets that must use the gross‑up approach under ASC 326. Certain non‑PCD loans considered “seasoned” are now accounted for using the gross‑up approach at acquisition. All non‑PCD loans acquired in a business combination are considered “seasoned” and other acquired loans are considered “seasoned” if they were purchased at least 90 days after origination and the acquirer did not originate the loans.

		This guidance must be applied prospectively to loans that are acquired on or after the initial application date.	Adoption of this ASU will impact our financial condition and results of operations on a prospective basis only when loans are acquired.
ASU 2025-06 - Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)	January 1, 2028 Early adoption permitted.	The guidance revises the accounting for internal-use software by replacing prescriptive development stage guidance with a principle-based capitalization threshold. Entities are required to begin capitalizing costs when management commits funding and it is probable the software will be completed and used as intended.

		This guidance may be applied on a prospective, retrospective or modified retrospective basis.	Key is currently evaluating the impact of this guidance on its financial condition and results of operations.

Item 1. Financial Statements

Consolidated Balance Sheets

Dollars in millions, except per share data	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$1,540	$1,287
Short-term investments	12,973	10,163
Trading account assets	925	1,061
Securities available for sale	36,311	39,596
Held-to-maturity securities (fair value: $8,795 and $8,313)	9,612	8,622
Other investments	1,281	949
Loans, net of unearned income of $265 and $303	112,993	106,541
Less: Allowance for loan and lease losses	(1,398)	(1,427)
Net loans	111,595	105,114
Loans held for sale (a)	1,159	1,077
Premises and equipment	636	628
Goodwill	2,803	2,752
Other intangible assets	11	8
Corporate-owned life insurance	4,461	4,432
Accrued income and other assets	9,617	8,481
Discontinued assets	178	211
Total assets	$193,102	$184,381
LIABILITIES
Deposits in domestic offices:
Interest-bearing deposits	$125,594	$121,100
Noninterest-bearing deposits	28,220	27,613
Total deposits	153,814	148,713
Federal funds purchased and securities sold under repurchase agreements	49	13
Bank notes and other short-term borrowings	5,185	1,071
Accrued expense and other liabilities	4,772	4,286
Long-term debt	11,473	9,917
Total liabilities	175,293	164,000
EQUITY
Preferred stock	1,975	2,500
Common Shares, $1 par value; authorized 2,100,000,000 shares; issued 1,256,716,004 & 1,256,702,081 shares at September 30, 2026 and December 31, 2025	1,257	1,257
Capital surplus	6,057	6,035
Retained earnings	16,194	15,359
Treasury stock, at cost (198,540,161 and 154,301,387 shares)	(3,809)	(2,810)
Accumulated other comprehensive income (loss)	(3,865)	(1,960)
Total equity	17,809	20,381
Total liabilities and equity	$193,102	$184,381

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $64 million at September 30, 2026, and $149 million at December 31, 2025.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

Dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2026	2025	2026	2025
INTEREST INCOME
Loans	$1,511	$1,466	$4,390	$4,310
Loans held for sale	22	18	51	43
Securities available for sale	373	408	1,110	1,211
Held-to-maturity securities	98	64	279	188
Trading account assets	12	11	33	44
Short-term investments	107	156	311	487
Other investments	10	8	23	25
Total interest income	2,133	2,131	6,197	6,308
INTEREST EXPENSE
Deposits	634	748	1,832	2,231
Federal funds purchased and securities sold under repurchase agreements	11	4	44	9
Bank notes and other short-term borrowings	25	14	80	75
Long-term debt	163	181	469	572
Total interest expense	833	947	2,425	2,887
NET INTEREST INCOME	1,300	1,184	3,772	3,421
Provision for credit losses	61	107	259	363
Net interest income after provision for credit losses	1,239	1,077	3,513	3,058
NONINTEREST INCOME
Investment banking and debt placement fees	214	184	580	537
Trust and investment services income	165	150	481	435
Cards and payments income	93	86	273	253
Service charges on deposit accounts	79	75	233	217
Corporate services income	72	72	223	213
Commercial mortgage servicing fees	53	73	164	219
Corporate-owned life insurance income	35	35	102	100
Consumer mortgage income	14	14	44	42
Operating lease income and other leasing gains	9	11	27	34
Other income	9	8	42	16
Net securities gains (losses)	1	(6)	4	(6)
Total noninterest income	744	702	2,173	2,060
NONINTEREST EXPENSE
Personnel	815	742	2,344	2,127
Computer processing	116	105	335	319
Net occupancy	67	65	203	201
Business services and professional fees	46	44	128	132
Marketing	23	22	63	67
Equipment	21	20	62	61
Operating lease expense	6	9	20	30
Other expense	151	170	488	525
Total noninterest expense	1,245	1,177	3,643	3,462
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	738	602	2,043	1,656
Income taxes	159	112	434	337
INCOME (LOSS) FROM CONTINUING OPERATIONS	579	490	1,609	1,319
Income (loss) from discontinued operations	—	(1)	1	—
NET INCOME (LOSS)	$579	$489	$1,610	$1,319
Income (loss) from continuing operations attributable to Key common shareholders	$537	$454	$1,495	$1,211
Net income (loss) attributable to Key common shareholders	537	453	1,496	1,211
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.51	$.41	$1.39	$1.10
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.51	.41	1.39	1.10
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.51	$.41	$1.39	$1.09
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.51	.41	1.39	1.09

Weighted-average Common Shares outstanding (000)	1,054,951	1,100,830	1,070,808	1,099,520
Effect of Common Share options and other stock awards	9,315	9,845	9,395	8,864
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	1,064,266	1,110,675	1,080,203	1,108,384

(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

Dollars in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2026	2025	2026	2025
Net income (loss)	$579	$489	$1,610	$1,319
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $379, $(97), $451, and $(281)	(1,188)	301	(1,411)	877
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $103, $(15), $159, and $(120)	(324)	50	(498)	376
Foreign currency translation adjustments, net of income taxes of $0, $0, $0, and $0	(1)	—	(1)	—
Net pension and postretirement benefit costs, net of income taxes of $(1), $0, $(2), and $(21)	2	1	5	68
Total other comprehensive income (loss), net of tax	(1,511)	352	(1,905)	1,321
Comprehensive income (loss) attributable to Key	$(932)	$841	$(295)	$2,640

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2025	1,996	1,102,401	$2,500	$1,257	$6,035	$15,359	$(2,810)	$(1,960)	$20,381
Net income (loss)						1,610			1,610
Other comprehensive income (loss)								(1,905)	(1,905)
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.615 per share)						(661)			(661)
Series D Preferred Stock ($37.50 per depositary share)						(20)			(20)
Series E Preferred Stock ($1.148 per depositary share)						(23)			(23)
Series F Preferred Stock ($1.059 per depositary share)						(18)			(18)
Series G Preferred Stock ($1.055 per depositary share)						(19)			(19)
Series H Preferred Stock ($1.163 per depositary share)						(28)			(28)
Series D Preferred Stock redemption	(21)		(525)		6	(6)			(525)
Common Share repurchases (a)		(47,684)			—		(1,047)		(1,047)
Excise tax on share repurchases		—			—		(9)		(9)
Employee equity compensation program Common Share repurchases		(2,171)			—		(47)		(47)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,630		—	17		104		121
BALANCE AT SEPTEMBER 30, 2026	1,975	1,058,176	$1,975	$1,257	$6,057	$16,194	$(3,809)	$(3,865)	$17,809

BALANCE AT JUNE 30, 2026	1,996	1,072,035	$2,500	$1,257	$6,014	$15,873	$(3,492)	$(2,354)	$19,798
Net income (loss)						579			579
Other comprehensive income (loss)								(1,511)	(1,511)
Deferred compensation					—				—
Cash dividends declared
Common Shares ($.205 per share)						(216)			(216)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Series D Preferred Stock redemption	(21)		(525)		6	(6)			(525)
Common Share repurchases (a)		(14,184)			—		(320)		(320)
Excise tax on share repurchases		—			—		(3)		(3)
Employee equity compensation program Common Share repurchases		(1)			—		—		—
Common Shares reissued (returned) for stock options and other employee benefit plans		326		—	37		6		43
BALANCE AT SEPTEMBER 30, 2026	1,975	1,058,176	$1,975	$1,257	$6,057	$16,194	$(3,809)	$(3,865)	$17,809

(a) Includes open market repurchases and shares purchased pursuant to the share repurchase agreement with Scotiabank.
See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
Dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	1,996	1,106,786	$2,500	$1,257	$6,038	$14,584	$(2,733)	$(3,470)	$18,176
Net income (loss)						1,319			1,319
Other comprehensive income (loss)								1,321	1,321
Deferred compensation					(1)				(1)
Cash dividends declared
Common Shares ($.410 per share)						(684)			(684)
Series D Preferred Stock ($25.00 per depositary share)						(20)			(20)
Series E Preferred Stock ($.766 per depositary share)						(23)			(23)
Series F Preferred Stock ($.706 per depositary share)						(18)			(18)
Series G Preferred Stock ($.703 per depositary share)						(19)			(19)
Series H Preferred Stock ($.775 per depositary share)						(28)			(28)
Employee equity compensation program Common Share repurchases		(1,963)			—		(35)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,129			(35)		149		114
BALANCE AT SEPTEMBER 30, 2025	1,996	1,112,952	$2,500	$1,257	$6,002	$15,111	$(2,619)	$(2,149)	$20,102

BALANCE AT JUNE 30, 2025	1,996	1,112,453	$2,500	$1,257	$5,971	$14,886	$(2,629)	$(2,501)	$19,484
Net income (loss)						489			489
Other comprehensive income (loss)								352	352
Cash dividends declared
Common Shares ($.205 per share)						(228)			(228)
Series D Preferred Stock ($12.50 per depositary share)						(7)			(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)			(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)			(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)			(6)
Series H Preferred Stock ($.387500 per depositary share)						(9)			(9)
Employee equity compensation program Common Share repurchases		(1)			—		—		—
Common Shares reissued (returned) for stock options and other employee benefit plans		500			31		10		41
BALANCE AT SEPTEMBER 30, 2025	1,996	1,112,952	$2,500	$1,257	$6,002	$15,111	$(2,619)	$(2,149)	$20,102

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

Dollars in millions	Nine months ended September 30,
(Unaudited)	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$1,610	$1,319
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	259	363
Depreciation, amortization, and accretion, net	(20)	18
Increase in cash surrender value of corporate-owned life insurance	(91)	(90)
Stock-based compensation expense	100	99
Deferred income taxes (benefit)	68	(15)
Proceeds from sales of loans held for sale	6,589	6,756
Originations of loans held for sale, net of repayments	(6,523)	(6,935)
Net losses (gains) on sales of loans held for sale	(90)	(93)
Net losses (gains) on leased equipment	(3)	—
Net securities and other investments losses (gains)	(4)	6
Net change in:
Trading account assets	136	311
Accrued income and other assets	(1,203)	(77)
Accrued expense and other liabilities	416	(694)
Other operating activities, net	(325)	522
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	919	1,490
INVESTING ACTIVITIES
Net cash paid on acquisitions	(61)	—
Net decrease (increase) in short-term investments, excluding acquisitions	(2,810)	4,170
Purchases of securities available for sale	(4,085)	(6,517)
Proceeds from sales of securities available for sale	650	5
Proceeds from prepayments and maturities of securities available for sale	4,943	4,976
Proceeds from prepayments and maturities of held-to-maturity securities	1,135	759
Purchases of held-to-maturity securities	(2,120)	(868)
Net decrease (increase) in other investments	(330)	120
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(6,893)	(1,950)
Proceeds from sales of portfolio loans	163	122
Proceeds from corporate-owned life insurance	62	56
Purchases of premises, equipment, and software	(76)	(62)
Proceeds from sales of premises and equipment	3	3
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,419)	814
FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,101	1,005
Net increase (decrease) in short-term borrowings	4,150	(795)
Net proceeds from issuance of long-term debt	3,179	1,484
Payments on long-term debt	(1,299)	(2,981)
Redemption of preferred shares	(525)	—
Common Share repurchases (a)	(1,047)	—
Employee equity compensation program Common Share repurchases	(47)	(35)
Net proceeds from reissuance of Common Shares	10	5
Cash dividends paid	(769)	(792)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,753	(2,109)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	253	195
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,287	1,743
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,540	$1,938
Additional disclosures relative to cash flows:
Interest paid	$2,320	$2,839
Income taxes paid (refunded)	173	28
Noncash items:
Reduction of secured borrowing and related collateral	$1	$1
Loans transferred to portfolio from held for sale	13	71
Loans transferred to held for sale from portfolio	67	6
Loans transferred to OREO	4	3

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

Accounting Guidance Adopted as of September 30, 2026

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
We early adopted this guidance on September 30, 2026 and applied the amended guidance to our qualifying commercial loan cash flow hedge relationships existing as of the adoption date. The adoption did not have a material impact on our financial condition or results of operations.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions, except per share amounts	2026	2025	2026	2025
EARNINGS
Income (loss) from continuing operations	$579	$490	$1,609	$1,319
Less: Dividends on Preferred Stock (a)	42	36	114	108
Income (loss) from continuing operations attributable to Key common shareholders	537	454	1,495	1,211
Income (loss) from discontinued operations, net of taxes	—	(1)	1	—
Net income (loss) attributable to Key common shareholders	$537	$453	$1,496	$1,211
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,054,951	1,100,830	1,070,808	1,099,520
Effect of Common Share options and other stock awards	9,315	9,845	9,395	8,864
Weighted-average Common Shares and potential Common Shares outstanding (000)(b)	1,064,266	1,110,675	1,080,203	1,108,384
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.51	$.41	$1.39	$1.10
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (c)	.51	.41	1.39	1.10

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.51	$.41	$1.39	$1.09
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders—assuming dilution(b)	.51	.41	1.39	1.09
(a)Includes a $6 million deemed dividend associated with the redemption of Series D Preferred Stock for the three and nine months ended September 30, 2026.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

Dollars in millions	September 30, 2026	December 31, 2025
Commercial and industrial (b)	$66,073	$57,688
Commercial real estate:
Commercial mortgage	13,816	13,707
Construction	2,919	2,844
Total commercial real estate loans	16,735	16,551
Commercial lease financing	1,914	2,270
Total commercial loans	84,722	76,509

Real estate — residential mortgage	17,868	18,732
Home equity loans	5,266	5,703
Total residential loans	23,134	24,435
Other consumer loans	4,213	4,644
Credit cards	924	953
Total consumer loans	28,271	30,032
Total loans (c)	$112,993	$106,541

(a)Accrued interest of $464 million and $459 million at September 30, 2026, and December 31, 2025, respectively, presented in "Accrued income and other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $203 million and $205 million of commercial credit card balances at September 30, 2026, and December 31, 2025, respectively.
(c)Total loans exclude loans of $171 million at September 30, 2026, and $205 million at December 31, 2025, related to the discontinued operations of the education lending business. These amounts are included within “Discontinued assets” on the Consolidated Balance Sheet.

We have access to secured borrowings from the Federal Reserve and advances from the FHLB. As of both September 30, 2026 and December 31, 2025, loans and leases totaling $71.0 billion, were pledged to the FRB and FHLB for access to these contingent funding sources.

4. Asset Quality

ALLL

The ALLL at September 30, 2026, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2026:

Dollars in millions	June 30, 2026	Provision		Charge-offs	Recoveries	September 30, 2026
Commercial and Industrial	$805	$46		$(81)	$18	$788
Commercial real estate:
Real estate — commercial mortgage	242	(26)		(11)	7	212
Real estate — construction	37	(3)		(1)	—	33
Total commercial real estate loans	279	(29)		(12)	7	245
Commercial lease financing	23	(1)		—	—	22
Total commercial loans	1,107	16		(93)	25	1,055
Real estate — residential mortgage	67	14		(1)	1	81
Home equity loans	48	(6)		(1)	1	42
Other consumer loans	142	17		(16)	3	146
Credit cards	81	1		(10)	2	74
Total consumer loans	338	26		(28)	7	343
Total ALLL — continuing operations	1,445	42	(a)	(121)	32	1,398
Discontinued operations	9	—		(1)	1	9
Total ALLL — including discontinued operations	$1,454	$42		$(122)	$33	$1,407

(a)Excludes a provision related to reserves on lending-related commitments of $19 million.

Three months ended September 30, 2025:

Dollars in millions	June 30, 2025	Provision		Charge-offs	Recoveries	September 30, 2025
Commercial and Industrial	$678	$119		$(87)	$21	$731
Commercial real estate:
Real estate — commercial mortgage	319	(15)		(27)	—	277
Real estate — construction	57	(7)		—	—	50
Total commercial real estate loans	376	(22)		(27)	—	327
Commercial lease financing	32	(7)		—	—	25
Total commercial loans	1,086	90		(114)	21	1,083
Real estate — residential mortgage	68	(1)		—	1	68
Home equity loans	69	(1)		—	—	68
Other consumer loans	141	15		(15)	2	143
Credit cards	82	9		(11)	2	82
Total consumer loans	360	22		(26)	5	361
Total ALLL — continuing operations	1,446	112	(a)	(140)	26	1,444
Discontinued operations	12	—		(1)	1	12
Total ALLL — including discontinued operations	$1,458	$112		$(141)	$27	$1,456

(a)Excludes a credit related to reserves on lending-related commitments of $5 million.

Nine months ended September 30, 2026:

Dollars in millions	December 31, 2025	Provision		Charge-offs	Recoveries	September 30, 2026
Commercial and Industrial	$745	$261		$(255)	$37	$788
Commercial real estate:
Real estate — commercial mortgage	252	(16)		(32)	8	212
Real estate — construction	55	(21)		(1)	—	33
Total commercial real estate loans	307	(37)		(33)	8	245
Commercial lease financing	26	(3)		(1)	—	22
Total commercial loans	1,078	221		(289)	45	1,055
Real estate — residential mortgage	66	14		(2)	3	81
Home equity loans	52	(10)		(2)	2	42
Other consumer loans	149	34		(45)	8	146
Credit cards	82	17		(31)	6	74
Total consumer loans	349	55		(80)	19	343
Total ALLL — continuing operations	1,427	276	(a)	(369)	64	1,398
Discontinued operations	11	(1)		(2)	1	9
Total ALLL — including discontinued operations	$1,438	$275		$(371)	$65	$1,407

(a)Excludes a credit related to reserves on lending-related commitments of $17 million.

Nine months ended September 30, 2025:

Dollars in millions	December 31, 2024	Provision		Charge-offs	Recoveries	September 30, 2025
Commercial and Industrial	$639	$285		$(243)	$50	$731
Commercial real estate:
Real estate — commercial mortgage	320	25		(69)	1	277
Real estate — construction	51	(1)		—	—	50
Total commercial real estate loans	371	24		(69)	1	327
Commercial lease financing	27	—		(2)	—	25
Total commercial loans	1,037	309		(314)	51	1,083
Real estate — residential mortgage	90	(24)		(1)	3	68
Home equity loans	70	(3)		(1)	2	68
Other consumer loans	136	43		(42)	6	143
Credit cards	76	36		(35)	5	82
Total consumer loans	372	52		(79)	16	361
Total ALLL — continuing operations	1,409	361	(a)	(393)	67	1,444
Discontinued operations	13	—		(2)	1	12
Total ALLL — including discontinued operations	$1,422	$361		$(395)	$68	$1,456

(a)Excludes a provision related to reserves on lending-related commitments of $2 million.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), fixed investment, business bankruptcies, GDP, industrial production, unemployment rate, and Producer Price Index
	Commercial real estate	Property & real estate price indices, unemployment rate, and SOFR
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, 30 year mortgage rate, and U.S. household income
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Other consumer	Unemployment rate, prime rate, and U.S. household income
	Credit cards	Unemployment rate, credit card charge-off rate, and credit card interest rate
	Discontinued operations	Unemployment rate
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

During the period ended September 30, 2026, Key refined its estimation approach for incorporating economic and forecast uncertainty within its allowance for credit losses. Since CECL adoption in 2020, the quantitative estimate was based on a single reasonable and supportable economic forecast, while uncertainty in the economic outlook and alternative scenarios were considered in the development of the qualitative reserve. In the current period, Key refined this approach by incorporating three probability-weighted economic scenarios directly within the quantitative framework. This enhancement was applied prospectively in the current period. The increase in quantitative model reserves associated with a weighted scenario approach was offset by a release of qualitative reserves where economic uncertainty and alternate scenarios were previously considered. At September 30, 2026, the net impact of this change did not have a material impact on the allowance.

Economic Outlook

As of September 30, 2026, the economy continues to be resilient, but the outlook is mixed. Economic growth has slowed, but there is continued labor-market resilience. Consumer confidence weakened and inflation remains above target. The Federal Reserve’s September rate increase, elevated energy costs, and geopolitical tensions increase pressure and create downside risks to the U.S. economy.

Consistent with the refinement described above, in estimating expected credit losses as of September 30, 2026, Management used three probability-weighted economic scenarios within the quantitative ALLL framework. This probability-weighted approach reflects Management's view of a range of potential economic outcomes. These forecasts, sourced from Moody’s Analytics, are weighted 60% baseline, 20% upside and 20% downside. The baseline scenario reflects slow growth over the next two years, but no recession. U.S. GDP is expected to grow at an annual rate of 2.1% for 2027. The expected National Unemployment Rate is forecasted at 4.6% over 2027. The upside scenario reflects stronger economic performance and easing geopolitical pressures, while the downside scenario incorporates higher energy prices, persistent inflation, escalating trade tensions, and recessionary conditions.

	Macroeconomic Assumptions as of September 30, 2026
	Baseline Scenario			Upside Scenario			Downside Scenario
	2026	2027	2028	2026	2027	2028	2026	2027	2028
U.S. Real GDP (Annualized Growth Rate %)	2.2%	2.1%	2.1%	2.3%	3.1%	2.7%	1.8%	(1.5)%	1.2%
U.S. Unemployment Rate	4.3%	4.6%	4.6%	4.1%	3.7%	3.9%	4.7%	7.9%	7.8%

Evolving market conditions and emerging risks which are not fully captured by the quantitative models and scenario weights, are addressed through the qualitative reserve component.

As a result of the current economic uncertainty, our future loss estimates may vary considerably from our September 30, 2026 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased $52 million, or 4.7%, from June 30, 2026. The decrease was primarily driven by continued improvement in the composition and strong performance of the commercial loan portfolio, including the runoff of higher-reserved exposures, new originations with stronger risk characteristics, and favorable trends in individually evaluated credits. While reserve levels declined during the quarter, the allowance continues to reflect a range of potential economic outcomes and captures uncertainty in the macroeconomic environment, including elevated inflation, energy costs and higher-for-longer interest rates.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $5 million, or 1.5%,from June 30, 2026. The modest reserve increase reflects economic risks around the interest rate environment. These reserve increases are partly offset by loan runoff impacts, paired with continued strong credit performance.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)(b)

As of September 30, 2026	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2026	2025	2024	2023	2022	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$8,613	$9,892	$5,001	$1,646	$3,731	$4,993	$28,062	$437	$62,375
Criticized (Accruing)	15	400	169	206	446	624	1,553	11	3,424
Criticized (Nonaccruing)	—	8	6	15	18	58	169	—	274
Total commercial and industrial	8,628	10,300	5,176	1,867	4,195	5,675	29,784	448	66,073
Annual gross write-offs	—	2	3	12	32	30	176	—	255
Real estate — commercial mortgage
Risk Rating:
Pass	1,973	2,766	688	413	1,286	3,535	1,713	76	12,450
Criticized (Accruing)	19	145	109	101	331	469	37	1	1,212
Criticized (Nonaccruing)	—	1	—	—	97	51	5	—	154
Total real estate — commercial mortgage	1,992	2,912	797	514	1,714	4,055	1,755	77	13,816
Annual gross write-offs	—	—	9	—	13	10	—	—	32
Real estate — construction
Risk Rating:
Pass	94	903	689	424	172	62	356	—	2,700
Criticized (Accruing)	—	37	2	34	1	142	—	3	219
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	94	940	691	458	173	204	356	3	2,919
Annual gross write-offs	—	—	—	1	—	—	—	—	1
Commercial lease financing
Risk Rating:
Pass	249	228	176	225	332	651	—	—	1,861
Criticized (Accruing)	1	4	—	12	17	14	—	—	48
Criticized (Nonaccruing)	—	—	—	4	1	—	—	—	5
Total commercial lease financing	250	232	176	241	350	665		—	1,914
Annual gross write-offs	—	—	—	—	—	1	—	—	1
Total commercial loans	$10,964	$14,384	$6,840	$3,080	$6,432	$10,599	$31,895	$528	$84,722
Total commercial loan annual gross write-offs	$—	$2	$12	$13	$45	$41	$176	$—	$289

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$9,473	$5,864	$2,263	$5,313	$2,648	$4,115	$24,267	$174	$54,117
Criticized (Accruing)	139	218	171	463	259	493	1,535	37	3,315
Criticized (Nonaccruing)	1	14	18	54	21	33	115	—	256
Total commercial and industrial	9,613	6,096	2,452	5,830	2,928	4,641	25,917	211	57,688
Annual gross write-offs	13	27	22	27	8	28	187	—	312
Real estate — commercial mortgage
Risk Rating:
Pass	3,246	826	651	1,911	1,519	2,997	1,366	29	12,545
Criticized (Accruing)	8	99	60	326	237	246	20	9	1,005
Criticized (Nonaccruing)	—	16	3	95	31	9	3	—	157
Total real estate — commercial mortgage	3,254	941	714	2,332	1,787	3,252	1,389	38	13,707
Annual gross write-offs	19	14	1	18	29	10	3	—	94
Real estate — construction
Risk Rating:
Pass	468	565	771	262	130	72	296	2	2,566
Criticized (Accruing)	—	—	20	95	36	127	—	—	278
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	468	565	791	357	166	199	296	2	2,844
Annual gross write-offs	—	—	—	—	—	—	—	—	—
Commercial lease financing
Risk Rating:
Pass	322	228	293	433	249	609	—	—	2,134
Criticized (Accruing)	5	4	26	55	18	21	—	—	129
Criticized (Nonaccruing)	—	—	5	2	—	—	—	—	7
Total commercial lease financing	327	232	324	490	267	630	—	—	2,270
Annual gross write-offs	—	—	3	1	—	2	—	—	6
Total commercial loans	$13,662	$7,834	$4,281	$9,009	$5,148	$8,722	$27,602	$251	$76,509
Total commercial loan annual gross write-offs	$32	$41	$26	$46	$37	$40	$190	$—	$412

(a)Accrued interest of $355 million and $338 million as of September 30, 2026, and December 31, 2025, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.
(b)Gross write-off information is presented on a year-to-date basis for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)(b)

As of September 30, 2026	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2026	2025	2024	2023	2022	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$315	$314	$155	$511	$4,908	$9,256	$—	$—	$15,459
660 to 749	70	51	31	98	558	1,176	—	—	1,984
Less than 660	1	6	15	28	111	248	—	—	409
No Score	2	2	2	—	1	7	2	—	16
Total real estate — residential mortgage	388	373	203	637	5,578	10,687	2	—	17,868
Annual gross write-offs	—	—	—	—	—	1	1	—	2
Home equity loans
FICO Score:
750 and above	16	36	21	18	103	1,652	1,727	142	3,715
660 to 749	5	16	11	11	34	356	651	45	1,129
Less than 660	—	2	3	5	14	135	240	17	416
No Score	—	1	—	—	—	1	4	—	6
Total home equity loans	21	55	35	34	151	2,144	2,622	204	5,266
Annual gross write-offs	—	—	—	—	—	1	1	—	2
Other consumer loans
FICO Score:
750 and above	108	129	54	80	875	1,399	78	—	2,723
660 to 749	69	84	35	53	182	340	160	—	923
Less than 660	8	19	9	19	48	87	49	—	239
No Score	1	2	3	5	6	7	304	—	328
Total consumer direct loans	186	234	101	157	1,111	1,833	591	—	4,213
Annual gross write-offs	—	4	3	4	8	17	9	—	45
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	466	—	466
660 to 749	—	—	—	—	—	—	355	—	355
Less than 660	—	—	—	—	—	—	102	—	102
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	924	—	924
Annual gross write-offs	—	—	—	—	—	—	31	—	31
Total consumer loans	$595	$662	$339	$828	$6,840	$14,664	$4,139	$204	$28,271
Total consumer loan annual gross write-offs	$—	$4	$3	$4	$8	$19	$42	$—	$80

As of December 31, 2025	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
Dollars in millions	2025	2024	2023	2022	2021	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$358	$224	$607	$5,342	$6,738	$3,403	$—	$—	$16,672
660 to 749	69	36	86	504	582	420	—	—	1,697
Less than 660	2	11	23	87	73	149	—	—	345
No Score	2	2	2	1	—	9	2	—	18
Total real estate — residential mortgage	431	273	718	5,934	7,393	3,981	2	—	18,732
Annual gross write-offs	—	—	—	—	—	2	—	—	2
Home equity loans
FICO Score:
750 and above	43	26	23	117	676	1,164	1,749	179	3,977
660 to 749	18	13	13	41	149	258	718	58	1,268
Less than 660	2	3	5	15	44	109	253	21	452
No Score	—	—	—	—	—	1	5	—	6
Total home equity loans	63	42	41	173	869	1,532	2,725	258	5,703
Annual gross write-offs	—	—	—	—	—	—	2	—	2
Other consumer loans
FICO Score:
750 and above	175	73	104	986	1,032	595	81	—	3,046
660 to 749	112	48	74	220	218	179	172	—	1,023
Less than 660	17	12	21	54	52	46	54	—	256
No Score	12	8	5	10	13	6	265	—	319
Total consumer direct loans	316	141	204	1,270	1,315	826	572	—	4,644
Annual gross write-offs	4	5	7	9	9	7	15	—	56
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	479	—	479
660 to 749	—	—	—	—	—	—	364	—	364
Less than 660	—	—	—	—	—	—	108	—	108
No Score	—	—	—	—	—	—	2	—	2
Total credit cards	—	—	—	—	—	—	953	—	953
Annual gross write-offs	—	—	—	—	—	—	45	—	45
Total consumer loans	$810	$456	$963	$7,377	$9,577	$6,339	$4,252	$258	$30,032
Total consumer annual gross write-offs	$4	$5	$7	$9	$9	$9	$62	$—	$105

(a)Accrued interest of $109 million and $121 million as of September 30, 2026, and December 31, 2025, respectively, presented in “Accrued income and other assets” on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
(b)Gross write-off information is presented on a year-to-date basis for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2025 Form 10-K.

The following aging analysis of past due and current loans as of September 30, 2026, and December 31, 2025, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

As of September 30, 2026	Current (b)(c)	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans (b)	Total Loans (d)
Dollars in millions
LOAN TYPE
Commercial and industrial	$65,706	$44	$16	$33	$274	$367	$66,073
Commercial real estate:
Commercial mortgage	13,641	14	1	6	154	175	13,816
Construction	2,918	1	—	—	—	1	2,919
Total commercial real estate loans	16,559	15	1	6	154	176	16,735
Commercial lease financing	1,903	4	1	1	5	11	1,914
Total commercial loans	$84,168	$63	$18	$40	$433	$554	$84,722
Real estate — residential mortgage	$17,743	$12	$5	$10	$98	$125	$17,868
Home equity loans	5,164	18	5	2	77	102	5,266
Other consumer loans	4,167	15	9	18	4	46	4,213
Credit cards	901	5	3	9	6	23	924
Total consumer loans	$27,975	$50	$22	$39	$185	$296	$28,271
Total loans	$112,143	$113	$40	$79	$618	$850	$112,993

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $464 million presented in “Accrued income and other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Includes balances of $54 million in Commercial mortgage and $7 million in Real estate - residential mortgage associated with loans sold to GNMA that are 90 days or more past due where Key has the right but not the obligation to repurchase and whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veteran Affairs.
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

At September 30, 2026, the carrying amount of our commercial nonperforming loans outstanding represented 68% of their original contractual amount owed, total nonperforming loans outstanding represented 75% of their original contractual amount owed, and nonperforming assets in total were carried at 75% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $11 million and $37 million for the three and nine months ended September 30, 2026, respectively, and $12 million and $39 million for the three and nine months ended September 30, 2025, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $447 million at September 30, 2026 and $386 million at December 31, 2025.

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

At both September 30, 2026 and September 30, 2025, the recorded investment of consumer residential mortgage and home equity loans in the process of foreclosure was $66 million.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three and nine months ended September 30, 2026.

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

The following tables show the amortized cost basis at the end of the noted reporting periods of the loans modified to borrowers experiencing financial difficulty within the past 12 months of the noted periods. The tables do not include those modifications that only resulted in an insignificant payment delay. The tables do not include consumer loans that are still within a trial modification period. Trial modifications may be done for consumer borrowers where a trial payment plan period is offered in advance of a permanent loan modification. As of September 30, 2026, there were 116 loans totaling $22 million in a trial modification period. As of September 30, 2025, there were 103 loans totaling $16 million in a trial modification period.

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $94 million and $100 million at September 30, 2026 and September 30, 2025, respectively.

As of September 30, 2026	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$—	$255	$26	$79	$360	0.54%
Commercial real estate:
Commercial mortgage	—	114	5	1	120	0.87
Construction	—	22	—	—	22	0.75
Total commercial real estate loans	—	136	5	1	142	0.85
Total commercial loans	$—	$391	$31	$80	$502	0.59%

Real estate — residential mortgage	$4	$1	$—	$5	$10	0.06%
Home equity loans	4	1	1	3	9	0.17
Other consumer loans	—	2	—	2	4	0.09
Credit cards	—	—	—	3	3	0.32
Total consumer loans	$8	$4	$1	$13	$26	0.09%
Total loans	$8	$395	$32	$93	$528	0.47%

As of September 30, 2025	Interest Rate Reduction	Term Extension	Other	Combination (a)	Total
Dollars in millions	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	Amortized Cost Basis	% of Total Loan Type
LOAN TYPE
Commercial and Industrial	$2	$76	$22	$16	$116	0.20%
Commercial real estate:
Commercial mortgage	—	194	2	52	248	1.85
Construction	—	34	—	—	34	1.21
Total commercial real estate loans	—	228	2	52	282	1.74
Total commercial loans	$2	$304	$24	$68	$398	0.53%

Real estate — residential mortgage	$2	$1	$—	$10	$13	0.07%
Home equity loans	4	1	1	5	11	0.19
Other consumer loans	—	3	—	3	6	0.13
Credit cards	—	—	—	3	3	0.32
Total consumer loans	$6	$5	$1	$21	$33	0.11%
Total loans	$8	$309	$25	$89	$431	0.41%

(a)Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

Financial Effects of Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the financial impacts of loan modifications made to specific loans for the noted periods. For the three and nine months ended September 30, 2026, the weighted-average interest rate change for commercial and industrial loans was comprised solely of modifications of commercial credit card balances.

Three months ended September 30, 2026	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(24.72)%	0.85
Commercial mortgage	—%	2.25
Construction	—%	1.00
Real estate — residential mortgage	(2.51)%	3.14
Home equity loans	(1.96)%	1.98
Other consumer loans	(8.89)%	0.71
Credit cards	(20.82)%	0.25

Three months ended September 30, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(0.43)%	0.41
Commercial mortgage	—%	0.45
Construction	—%	0.35
Real estate — residential mortgage	(1.63)%	7.00
Home equity loans	(2.85)%	7.69
Other consumer loans	(3.59)%	1.52
Credit cards	(1.16)%	0.25

Nine months ended September 30, 2026	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(21.79)%	1.25
Commercial mortgage	—%	1.61
Construction	—%	1.00
Real estate — residential mortgage	(2.38)%	7.15
Home equity loans	(3.25)%	7.18
Other consumer loans	(8.28)%	0.84
Credit cards	(20.60)%	0.75

Nine months ended September 30, 2025	Weighted-average Interest Rate Change	Weighted-average Term Extension (in years)
LOAN TYPE
Commercial and Industrial	(0.43)%	0.83
Commercial mortgage	—%	1.09
Construction	—%	0.02
Real estate — residential mortgage	(1.80)%	5.87
Home equity loans	(2.82)%	5.95
Other consumer loans	(3.77)%	1.04
Credit cards	(8.46)%	0.75

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

Three months ended September 30, 2026
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$1	$—	$—	$1
Total commercial loans	—	1	—	—	1
Home equity loans	1	—	—	—	1
Total consumer loans	1	—	—	—	1
Total loans	$1	$1	$—	$—	$2

Three months ended September 30, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$—	$—	$—	$—
Total commercial loans	—	—	—	—	—
Credit cards	—	—	—	1	1
Total consumer loans	—	—	—	1	1
Total loans	$—	$—	$—	$1	$1

Nine months ended September 30, 2026
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$2	$—	$—	$2
Commercial real estate
Commercial mortgage	—	36	2	—	38
Total commercial real estate loans	—	36	2	—	38
Total commercial loans	—	38	2	—	40
Home equity loans	1	—	—	1	2
Total consumer loans	1	—	—	1	2
Total loans	$1	$38	$2	$1	$42

Nine months ended September 30, 2025
Dollars in millions	Interest Rate Reduction	Term Extension	Other	Combination	Total
LOAN TYPE
Commercial and Industrial	$—	$2	$7	$—	$9
Commercial real estate
Commercial mortgage	—	19	—	—	19
Total commercial real estate loans	—	19	—	—	19
Total commercial loans	—	21	7	—	28
Real estate — residential mortgage	—	—	—	1	1
Credit cards	—	—	—	2	2
Total consumer loans	—	—	—	3	3
Total loans	$—	$21	$7	$3	$31

Key closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the amortized cost as of September 30, 2026, of loans modified during the 12 months then ended, by aging.

As of September 30, 2026	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$344	$10	$6	$360
Commercial real estate
Commercial mortgage	79	—	41	120
Construction	22	—	—	22
Total commercial real estate loans	101	—	41	142
Total commercial loans	$445	$10	$47	$502

Real estate — residential mortgage	$10	$—	$—	$10
Home equity loans	7	1	1	9
Other consumer loans	4	—	—	4
Credit cards	3	—	—	3
Total consumer loans	$24	$1	$1	$26
Total loans	$469	$11	$48	$528

The following table presents the amortized cost as of September 30, 2025, of loans modified during the twelve months then ended, by aging.

As of September 30, 2025	Current	30-89 Days Past Due	90 and Greater Days Past Due	Total
Dollars in millions
LOAN TYPE
Commercial and Industrial	$102	$4	$10	$116
Commercial real estate
Commercial mortgage	244	2	2	248
Construction	34	—	—	34
Total commercial real estate loans	278	2	2	282
Total commercial loans	$380	$6	$12	$398

Real estate — residential mortgage	$12	$1	$—	$13
Home equity loans	9	1	1	11
Other consumer loans	6	—	—	6
Credit cards	3	—	—	3
Total consumer loans	$30	$2	$1	$33
Total loans	$410	$8	$13	$431

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

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2026	2025	2026	2025
Balance at beginning of period	$277	$297	$313	$290
Provision (credit) for losses on lending-related commitments	19	(5)	(17)	2
Balance at end of period	$296	$292	$296	$292

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 5 (“Fair Value Measurements”) in our 2025 Form 10-K. The following tables present these assets and liabilities at September 30, 2026, and December 31, 2025.

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Dollars in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	$—	$518	$—	$518	$—	$674	$—	$674
States and political subdivisions	—	8	—	8	—	60	—	60
Other mortgage-backed securities	—	353	—	353	—	316	—	316
Other securities	1	42	—	43	—	6	—	6
Total trading account securities	1	921	—	922	—	1,056	—	1,056
Commercial loans	—	3	—	3	—	5	—	5
Total trading account assets	1	924	—	925	—	1,061	—	1,061
Securities available for sale:
U.S. Treasury, agencies and corporations	—	6,291	—	6,291	—	7,886	—	7,886
Agency residential collateralized mortgage obligations	—	7,417	—	7,417	—	8,565	—	8,565
Agency residential mortgage-backed securities	—	19,032	—	19,032	—	19,195	—	19,195
Agency commercial mortgage-backed securities	—	3,571	—	3,571	—	3,950	—	3,950
Other securities	—	—	—	—	—	—	—	—
Total securities available for sale	—	36,311	—	36,311	—	39,596	—	39,596
Other investments:
Principal investments:
Indirect (measured at NAV) (a)	—	—	—	7	—	—	—	9
Total principal investments	—	—	—	7	—	—	—	9
Equity investments:
Direct	—	4	2	6	—	—	3	3
Direct (measured at NAV) (a)	—	—	—	83	—	—	—	71
Indirect (measured at NAV) (a)	—	—	—	3	—	—	—	3
Total equity investments	—	4	2	92	—	—	3	77
Total other investments	—	4	2	99	—	—	3	86

Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	64	—	64	—	149	—	149
Derivative assets:
Interest rate	—	132	(5)	127	—	135	(3)	132
Foreign exchange	62	31	—	93	39	44	—	83
Commodity	—	470	—	470	—	249	—	249
Other	—	51	—	51	—	7	1	8
Derivative assets	62	684	(5)	741	39	435	(2)	472
Netting adjustments (b)	—	—	—	(399)	—	—	—	(297)
Total derivative assets	62	684	(5)	342	39	435	(2)	175
Total assets on a recurring basis at fair value	$63	$37,987	$8	$37,752	$39	$41,241	$12	$41,078
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$653	$282	$—	$935	$412	$409	$—	$821
Derivative liabilities:
Interest rate	—	1,135	—	1,135	—	577	—	577
Foreign exchange	58	31	—	89	36	44	—	80
Commodity	—	458	—	458	—	237	—	237
Credit	—	7	—	7	—	8	—	8
Other	—	70	3	73	—	25	—	25
Derivative liabilities	58	1,701	3	1,762	36	891	—	927
Netting adjustments (b)	—	—	—	(484)	—	—	—	(274)
Total derivative liabilities	58	1,701	3	1,278	36	891	—	653
Total liabilities on a recurring basis at fair value	$711	$1,983	$3	$2,213	$448	$1,300	$—	$1,474

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

The fair value and related unfunded commitments of our indirect principal investments and direct equity investments measured at net asset value as a practical expedient at September 30, 2026, was $7 million and $49 million, respectively.

Changes in Level 3 Fair Value Measurements

The change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2026, and September 30, 2025 was not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 5 (“Fair Value Measurements”) in our 2025 Form 10-K. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2026, and December 31, 2025.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2026, and December 31, 2025:

	September 30, 2026				December 31, 2025
Dollars in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	$—	$—	$77	$77	$—	$—	$56	$56
Accrued income and other assets	—	—	16	16	—	—	32	32
Total assets on a nonrecurring basis at fair value	$—	$—	$93	$93	$—	$—	$88	$88

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2026, and December 31, 2025, the carrying amount of equity investments under this method was $524 million and $467 million, respectively. We had no adjustments or impairments for the nine months ended September 30, 2026.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to measure the fair value of our material Level 3 recurring and nonrecurring assets at September 30, 2026, and December 31, 2025, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (a), (b)
Dollars in millions	September 30, 2026	December 31, 2025			September 30, 2026	December 31, 2025
Recurring
Loans, net of unearned income (residential)	$11	$11	Market comparable pricing	Comparability factor	74.40 - 95.00% (84.13%)	74.30-99.00% (84.99%)
Derivative instruments:
Interest rate	(5)	(3)	Discounted cash flows	Probability of default	.02 - 100% (11.60%)	.02 - 100% (4.40%)
				Loss given default	0 - 1 (.338)	0 - 1 (.485)
Insignificant level 3 assets, net of liabilities(c)	(1)	4
Nonrecurring
Collateral-dependent loans	77	56	Fair value of collateral	Credit and liquidity discount	0 - 80.00% (18.00%)	0 - 100.00% (40.00%)
OREO and other Level 3 assets	10	8	Appraised value	Appraised value	N/M	N/M

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

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2026, and December 31, 2025, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2026
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$14,513	$14,513	$—	$—	$14,513
Held-to-maturity securities (b)	9,612	—	8,795	—	8,795
Other investments (c)	1,185	—	4	1,181	1,185
Loans, net of unearned income (d)	111,584	—	—	107,432	107,432
Loans held for sale (c)	1,095	—	—	1,095	1,095
FINANCIAL LIABILITIES
Time deposits (e)	$11,329	$—	$11,418	$—	$11,418
Short-term borrowings (a)	4,299	—	4,299	—	4,299
Long-term debt (e)	11,473	8,743	2,457	—	11,200
Deposits with no stated maturity (a)	142,485	—	142,485	—	142,485

	December 31, 2025
	Carrying Amount	Fair Value
Dollars in millions		Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and short-term investments (a)	$11,450	$11,450	$—	$—	$11,450
Held-to-maturity securities (b)	8,622	—	8,313	—	8,313
Other investments (c)	863	—	—	863	863
Loans, net of unearned income (d)	105,103	—	—	101,946	101,946
Loans held for sale (c)	928	—	—	928	928
FINANCIAL LIABILITIES
Time deposits (e)	$12,680	$—	$12,731	$—	$12,731
Short-term borrowings (a)	263	—	263	—	263
Long-term debt (e)	9,917	9,318	$729	—	10,047
Deposits with no stated maturity (a)	136,033	—	136,033	—	136,033
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

Discontinued assets — education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $171 million ($132 million at fair value) at September 30, 2026, and $205 million ($155 million at fair value) at December 31, 2025.

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

	September 30, 2026				December 31, 2025
Dollars in millions	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (a)(b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$6,363	$1	$73	$6,291	$7,842	$61	$17	$7,886
Agency residential collateralized mortgage obligations	9,448	—	2,031	7,417	10,269	4	1,708	8,565
Agency residential mortgage-backed securities	20,530	—	1,498	19,032	19,451	201	457	19,195
Agency commercial mortgage-backed securities	4,082	—	511	3,571	4,284	1	335	3,950
Total securities available for sale	$40,423	$1	$4,113	$36,311	$41,846	$267	$2,517	$39,596

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,634	$1	$344	$3,291	$4,026	$8	$176	$3,858
Agency residential mortgage-backed securities	4,247	—	275	3,972	2,374	12	13	2,373
Agency commercial mortgage-backed securities	1,706	—	197	1,509	2,121	1	139	1,983
Asset-backed securities (c)	4	—	1	3	77	—	2	75
Other securities	21	—	1	20	24	—	—	24
Total held-to-maturity securities	$9,612	$1	818	$8,795	$8,622	$21	$330	$8,313

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “Accrued income and other assets” on the balance sheet. At September 30, 2026, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $114 million and $32 million, respectively. At December 31, 2025, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $121 million and $26 million, respectively.
(b)Excluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $(178) million and $99 million as of September 30, 2026 and December 31, 2025, respectively. The securities being hedged are primarily U.S. Treasuries, Agency RMBS, and Agency CMBS.
(c)Amortized cost includes $74 million of securities as of December 31, 2025 related to the purchase of senior notes from a securitization collateralized by sold indirect auto loans.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026, and December 31, 2025.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
Dollars in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Securities available for sale:
U.S. Treasury, agencies, and corporations	$4,241	$45	$515	$28	$4,756	$73
Agency residential collateralized mortgage obligations	531	4	6,695	2,027	7,226	2,031
Agency residential mortgage-backed securities	15,512	882	3,519	616	19,031	1,498
Agency commercial mortgage-backed securities	244	9	3,327	502	3,571	511
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	559	27	2,651	317	3,210	344
Agency residential mortgage-backed securities	3,863	256	108	19	3,971	275
Agency commercial mortgage-backed securities	64	3	1,445	194	1,509	197
Asset-backed securities	—	—	3	1	3	1
Other securities	17	—	3	1	20	1
Total securities in an unrealized loss position	$25,031	$1,226	$18,266	$3,705	$43,297	$4,931
December 31, 2025
Securities available for sale:
U.S. Treasury, agencies, and corporations	$—	$—	$525	$17	$525	$17
Agency residential collateralized mortgage obligations	—	—	7,677	1,708	7,677	1,708
Agency residential mortgage-backed securities	1,226	7	5,583	450	6,809	457
Agency commercial mortgage-backed securities	7	—	3,777	335	3,784	335
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	240	2	3,023	174	3,263	176
Agency residential mortgage-backed securities	526	2	125	11	651	13
Agency commercial mortgage-backed securities	—	—	1,914	139	1,914	139
Asset-backed securities	—	—	75	2	75	2
Other securities	5	—	6	—	11	—
Total securities in an unrealized loss position	$2,004	$11	$22,705	$2,836	$24,709	$2,847

Based on our evaluation at September 30, 2026, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a history of no credit losses, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The security issuers continue to make timely principal and interest payments.

For the three months ended September 30, 2026, and the three months ended September 30, 2025, we recognized no gross realized gains or losses from the sale of securities available for sale.

For the nine months ended September 30, 2026, and the nine months ended September 30, 2025, we recognized no gross realized gains or losses from the sale of securities available for sale.

At September 30, 2026 and December 31, 2025, securities available for sale and held-to-maturity securities totaling $18.2 billion and $18.7 billion, respectively, were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity at September 30, 2026. CMOs, other mortgage-backed securities, and asset-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2026	Securities Available for Sale		Held to Maturity Securities
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,603	$3,584	$381	$374
Due after one through five years	8,533	7,932	2,004	1,880
Due after five through ten years	23,017	20,154	6,329	5,814
Due after ten years	5,270	4,641	898	727
Total	$40,423	$36,311	$9,612	$8,795

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2026, and December 31, 2025. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the Consolidated Balance Sheets, as follows:

	September 30, 2026			December 31, 2025
		Fair Value(a)			Fair Value(a)
Dollars in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$68,694	$(8)	$4	$64,228	$(13)	$4
Derivatives not designated as hedging instruments:
Interest rate	72,541	135	1,131	74,994	145	573
Foreign exchange	6,751	93	89	5,767	83	80
Commodity	5,940	470	458	5,553	249	237
Credit	71	—	7	107	—	8
Other (b)	5,064	51	73	4,217	8	25
Total derivatives not designated as hedging instruments:	90,367	749	1,758	90,638	485	923
Total derivatives	159,061	741	1,762	154,866	472	927
Netting adjustments (c)	—	(399)	(484)	—	(297)	(274)
Net derivatives in the balance sheet	159,061	342	1,278	154,866	175	653
Other collateral (d)	—	(2)	(5)	—	(22)	(1)
Net derivative amounts	$159,061	$340	$1,273	$154,866	$153	$652

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
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. As of September 30, 2026, excess collateral that has not been offset against net derivative instrument positions totaled $168 million of cash collateral and $243 million of securities collateral posted as well as $4 million of cash collateral held. As of December 31, 2025, excess collateral that has not been offset against net derivative instrument positions totaled $165 million of cash collateral and $218 million of securities collateral posted as well as $3 million of cash collateral and $78 million of securities collateral held.
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

Fair value hedges. During the nine months ended September 30, 2026, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2026, and December 31, 2025, related to cumulative basis adjustments for fair value hedges.

	September 30, 2026
Dollars in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$8,365	$(538)	$(3)
Interest rate contracts	Securities Available for Sale(b)	12,785	25	13

	December 31, 2025
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment - active hedges	Hedge accounting basis adjustment - discontinued hedges
Interest rate contracts	Long-term debt	$8,504	$(199)	$(3)
Interest rate contracts	Securities Available for Sale(b)	12,843	(100)	14
(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Certain amounts are designated as fair value hedges under the portfolio layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At September 30, 2026, and December 31, 2025, the amortized costs of the closed portfolios in these hedging relationships was $8.1 billion and $6.7 billion, respectively, of which $5.8 billion and $4.9 billion, respectively, were designated in a portfolio layer hedging relationship. At September 30, 2026, the cumulative basis adjustments associated with these amounts totaled $46 million, which is comprised of $33 million in active hedging relationships and $13 million for discontinued hedging relationships. At December 31, 2025, the cumulative basis adjustments associated with these amounts totaled $(35) million, which is comprised of $(50) million in active hedging relationships and $14 million for discontinued hedging relationships.

Cash flow hedges. During the nine-month period ended September 30, 2026, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2026, we expect to reclassify an estimated $230 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. These reclassified amounts could differ from actual amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2026. As of September 30, 2026, the maximum length of time over which we hedge forecasted transactions is 4.55 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2026, and September 30, 2025.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Three months ended September 30, 2026
Total amounts presented in the consolidated statement of income	$(163)	$1,511	$373	$214

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$246	$—	$(152)	$—
Recognized on derivatives designated as hedging instruments	(267)	—	146	—
Net income (expense) recognized on fair value hedges	$(21)	$—	$(6)	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(31)	$—	$1
Net income (expense) recognized on cash flow hedges	$(1)	$(31)	$—	$1

Three months ended September 30, 2025
Total amounts presented in the consolidated statement of income	$(181)	$1,466	$408	$184

Net gains (losses) on fair value hedging relationships
Interest rate contracts
Recognized on hedged items	$(42)	$—	$3	$—
Recognized on derivatives designated as hedging instruments	(2)	—	4	—
Net income (expense) recognized on fair value hedges	$(44)	$—	$7	$—
Net gain (loss) on cash flow hedging relationships
Interest rate contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(98)	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$(98)	$—	$—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
Dollars in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees
Nine Months Ended September 30, 2026
Total amounts presented in the consolidated statement of income	$(469)	$4,390	$1,110	$580

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$339	$—	$(277)	$—
Recognized on derivatives designated as hedging instruments	(402)	—	251	—
Net income (expense) recognized on fair value hedges	$(63)	$—	$(26)	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(95)	$—	$2
Net income (expense) recognized on cash flow hedges	$(2)	$(95)	$—	$2

Nine Months Ended September 30, 2025
Total amounts presented in the consolidated statement of income	$(572)	$4,310	$1,211	$537

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(294)	$—	$118	$—
Recognized on derivatives designated as hedging instruments	157	—	(98)	—
Net income (expense) recognized on fair value hedges	$(137)	$—	$20	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	$(2)	$(281)	$—	$—
Net income (expense) recognized on cash flow hedges	$(2)	$(281)	$—	$—

The following table summarizes the pre-tax effect of our cash flow hedges for the three- and nine-month periods ended September 30, 2026, and September 30, 2025.

Three months ended, Dollars in millions	September 30, 2026	September 30, 2025
Net Gains (Losses) Recognized in OCI
Interest income — Loans	$(613)	$(30)
Investment banking and debt placement fees	2	—
Total	$(611)	$(30)

Net Gains (Losses) Reclassified From AOCI Into Income
Interest income — Loans	$(31)	$(98)
Interest expense — Long-term debt	(1)	—
Investment banking and debt placement fees	1	—
Total	$(31)	$(98)

Nine months ended, Dollars in millions	September 30, 2026	September 30, 2025
Net Gains (Losses) Recognized in OCI
Interest income — Loans	$(1,033)	$333
Interest expense — Long-term debt	1	(1)
Investment banking and debt placement fees	3	—
Total	$(1,029)	$332

Net Gains (Losses) Reclassified From AOCI Into Income
Interest income — Loans	$(95)	$(281)
Interest expense — Long-term debt	(2)	(2)
Investment banking and debt placement fees	2	—
Total	$(95)	$(283)

Nonhedging instruments. The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2026, and September 30, 2025, and where they are recorded on the income statement.

	Three months ended September 30, 2026				Three months ended September 30, 2025
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$7	$—	$—	$7	$15	$—	$—	$15
Foreign exchange	13	—	—	13	8	—	—	8
Commodity	1	—	—	1	1	—	—	1
Credit	1	—	(10)	(9)	—	—	(14)	(14)
Other	—	4	(60)	(56)	—	(1)	2	1
Total net gains (losses)	$22	$4	$(70)	$(44)	$24	$(1)	$(12)	$11

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
Dollars in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$28	$—	$—	$28	$36	$—	$6	$42
Foreign exchange	38	—	—	38	35	—	—	35
Commodity	4	—	—	4	5	—	—	5
Credit	1	—	(28)	(27)	—	—	(33)	(33)
Other	—	4	7	11	—	(1)	(7)	(8)
Total net gains (losses)	$71	$4	$(21)	$54	$76	$(1)	$(34)	$41

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $151 million was netted against derivative assets on the balance sheet at September 30, 2026, compared to $103 million of cash collateral netted against derivative assets at December 31, 2025. The cash collateral netted against derivative liabilities totaled $236 million at September 30,

2026, and $80 million at December 31, 2025. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our net exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

Dollars in millions	September 30, 2026	December 31, 2025
Interest rate	$49	$82
Foreign exchange	55	39
Commodity	338	149
Other	51	8
Derivative assets before collateral	493	278
Plus(Less): Related collateral	(151)	(103)
Total derivative assets	$342	$175

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position as of September 30, 2026 and December 31, 2025. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 7 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2025 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2026, and December 31, 2025. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2026			December 31, 2025
Dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$1	2.55	1.62%	$9	3.62	1.76%
Total credit derivatives sold	$1	—	—	$9	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2026, KeyBank’s rating was “A3” with Moody’s and “BBB+” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB” with S&P. Refer to the table below for the aggregate fair value of all derivative contracts with credit risk contingent features held by KeyBank that were in a net liability position.

Dollars in millions	September 30, 2026	December 31, 2025
Net derivative liabilities with credit-risk contingent features	$(108)	$(49)
Collateral posted	98	49

As of September 30, 2026, and December 31, 2025, the fair value of additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to Key’s consolidated financial statements. At September 30, 2026, and December 31, 2025, only KeyBank held derivative contracts with credit risk contingent features.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2026	2025	2026	2025
Balance at beginning of period	$552	$587	$577	$609
Servicing retained from loan sales	15	23	49	55
Purchases	3	2	7	10
Amortization	(30)	(32)	(93)	(94)
Balance at end of period	$540	$580	$540	$580
Fair value at end of period	$774	$759	$774	$759

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The sensitivity, range, and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2026, and December 31, 2025, along with the valuation techniques, are shown in the following table:

	September 30, 2026			December 31, 2025
Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Escrow earn rate	4.64%	4.81%	4.80%	3.94%	4.09%	4.08%
Effect on fair value from 10% adverse change			$(33)			$(29)
Effect on fair value from 20% adverse change			(66)			(57)
Residual cash flows discount rate	7.04%	10.66%	10.38%	6.96%	10.84%	10.58%
Effect on fair value from 10% adverse change			$(18)			$(19)
Effect on fair value from 20% adverse change			(36)			(36)
Expected defaults	1.00%	1.50%	1.04%	1.00%	2.00%	1.01%
Effect on fair value from 10% adverse change			$(2)			$(2)
Effect on fair value from 20% adverse change			(3)			(3)
Loan assumption rate	8.00%	45.00%	9.71%	8.00%	45.00%	10.05%
Effect on fair value from 10% adverse change			$(7)			$(6)
Effect on fair value from 20% adverse change			(15)			(13)

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

Assumptions and information for originated commercial mortgage servicing right additions for the nine-month period ended September 30, 2026 are shown in the following table:

Dollars in millions	September 30, 2026
Unpaid principal balance of loans sold during the period	$5,045
Pretax gains related to the sale of mortgage loans	72
Weighted average servicing fee rate	0.15%
Weighted average assumptions:
Escrow earn rate assumption	4.26%
Discount rate assumption	9.55%
Default rate assumption	1.04%
Prepayment rate assumption	12.37%

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $257 million for the nine-month period ended September 30, 2026, and $307 million for the nine-month period ended September 30, 2025. This fee income was offset by $93 million of amortization for the nine-month period ended September 30, 2026, and $94 million for the nine-month period ended September 30, 2025. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2026	2025	2026	2025
Balance at beginning of period	$115	$112	$113	$111
Servicing retained from loan sales	7	4	16	11
Amortization	(3)	(3)	(10)	(9)
Temporary (impairments) recoveries	—	(1)	—	(1)
Balance at end of period	$119	$112	$119	$112
Fair value at end of period	$152	$136	$152	$136

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The sensitivity, range, and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2026, and December 31, 2025, along with the valuation techniques, are shown in the following table:

	September 30, 2026			December 31, 2025
Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Prepayment speed	4.60%	26.30%	7.23%	6.01%	33.07%	8.33%
Effect on Fair Value of a 10% adverse change			$(4)			$(4)
Effect on Fair Value of a 20% adverse change			(8)			(8)
Discount rate	6.50%	15.50%	6.63%	6.50%	8.75%	6.62%
Effect on Fair Value of a 10% adverse change			$(4)			$(4)
Effect on Fair Value of a 20% adverse change			(7)			(7)
Servicing cost	$70.00	$4,332	$75.86	$70.00	$4,332	$76.47

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

The amortization of residential servicing assets for September 30, 2026, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $26 million for the nine-month period ended September 30, 2026, and $30 million for the nine-month period ended September 30, 2025. This fee income was offset by $10 million of amortization for the nine-month period ended September 30, 2026, and $9 million for the nine-month period ended September 30, 2025. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the Consolidated Statements of Income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the Consolidated Statements of Income. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
Dollars in millions	2026	2025	2026	2025
Sales-type and direct financing leases
Interest income on lease receivable	$10	$13	$33	$42
Interest income related to accretion of unguaranteed residual asset	1	1	5	5
Interest income on deferred fees and costs	6	6	17	16
Total sales-type and direct financing lease income	$17	$20	$55	$63
Operating leases
Operating lease income related to lease payments	$7	$11	$24	$34
Other operating leasing gains (losses)	2	—	3	—
Total operating lease income and other leasing gains	9	11	27	34
Total lease income	$26	$31	$82	$97

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

LIHTC and NMTC investments. We had $2.3 billion and $2.4 billion of investments in LIHTC operating partnerships at September 30, 2026, and December 31, 2025, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2026, and December 31, 2025, we had liabilities of $1.0 billion and $1.1 billion, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our Consolidated Balance Sheets. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2026, and December 31, 2025. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our Consolidated Balance Sheets. Additional information pertaining to our LIHTC investments is included in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2026
LIHTC investments	$10,500	$4,550	$2,870
December 31, 2025
LIHTC investments	$11,212	$5,026	$2,913

We had $17 million and $18 million in NMTC investments at September 30, 2026 and December 31, 2025, respectively. These investments are recorded in “accrued income and other assets” on our Consolidated Balance Sheets.

We amortize our LIHTC and NMTC investments over the period that we expect to receive the tax benefits. During the nine months ended September 30, 2026, we recognized $208 million of amortization, $200 million of tax credits and $50 million of other tax benefits associated with these investments within “income taxes” on our income statement. During the nine months ended September 30, 2025, we recognized $200 million of amortization, $195 million of tax credits and $49 million of other tax benefits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $7 million and $9 million at September 30, 2026 and December 31, 2025, respectively. These investments are recorded in “other investments” on our Consolidated Balance Sheets. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2026, and December 31, 2025.

	Unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2026
Indirect investments	$1,359	$1	$8
December 31, 2025
Indirect investments	$1,858	$3	$10

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2026, and December 31, 2025, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2026, and December 31, 2025, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) beginning on page 131 and in Note 12 (“Variable Interest Entities”) beginning on page 151 of our 2025 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance or hold a variable interest that could potentially be significant. The table below shows our assets and liabilities associated with these unconsolidated VIEs at September 30, 2026, and December 31, 2025. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” “held-to-maturity securities,” and “loans, net of unearned income” on our Consolidated Balance Sheets. Our maximum exposure to loss is equal to the value of the assets recorded. Additional information pertaining to our other unconsolidated VIEs is included in Note 12 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 152 of our 2025 Form 10-K.

	Other unconsolidated VIEs
Dollars in millions	Total Assets	Total Liabilities
September 30, 2026
Other unconsolidated VIEs	$446	$—
December 31, 2025
Other unconsolidated VIEs	$508	$—

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 21.5% for the third quarter of 2026 and 18.7% for the third quarter of 2025. The effective tax rates were less than our combined federal and state statutory tax rate of 24.2%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance, tax credits associated with low-income housing investments, and periodic adjustments to our tax reserves.

Deferred Taxes

We had a net deferred tax asset of $1.7 billion at September 30, 2026 compared to $1.2 billion at December 31, 2025, which are included in “accrued income and other assets” on the balance sheet. The deferred tax asset is primarily related to market fluctuations in the investment security portfolio accounted for in other comprehensive income.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at September 30, 2026, and $5 million at December 31, 2025. The valuation allowance is associated with federal and state capital loss carryforwards, and state net operating loss carryforwards.

Unrecognized Tax Benefits

At September 30, 2026, Key’s unrecognized tax benefits were $3 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

12. Acquisitions & Discontinued Operations

Acquisitions

Clearwater Corporate Finance LLP. On April 22, 2026, KeyCorp announced a definitive agreement to acquire Clearwater Corporate Finance LLP (Clearwater UK), a leading UK-based middle market investment banking advisory firm. The acquisition closed on August 3, 2026 and based on the preliminary purchase price allocation, we recorded estimated goodwill of approximately $51 million and intangibles of approximately $10 million, which is subject to change as the valuation of acquired assets and assumed liabilities is finalized during the measurement period.

Discontinued Operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2026, and December 31, 2025, approximately $171 million and $205 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

13. Borrowings

The following table presents a summary of our short-term borrowings:

Dollars in millions	September 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$49	$13
Other short-term borrowings	5,185	1,071

Long-term borrowings

The following table presents the contractual rates and maturity dates of our long-term debt as of September 30, 2026 and the carrying values as of September 30, 2026 and December 31, 2025. We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 7 (“Derivatives and Hedging Activities”).

	September 30, 2026		September 30, 2026	December 31, 2025
Dollars in millions	Stated Rate	Maturity	Carrying Value
Parent Company
Senior notes	2.25% - 6.40%	2027 - 2037	$5,200	$4,659
Junior subordinated debentures	4.73% - 7.75%	2028 - 2037	440	447
Total parent company			$5,640	$5,106

Subsidiaries
Senior notes	3.87% - 5.85%	2027 - 2039	$2,167	$2,229
Subordinated notes	3.90% - 6.95%	2028 - 2032	1,287	1,932
Federal Home Loan Bank advances	1.39% - 7.36%	2026 - 2042	2,301	560
Other long-term debt(a)			78	90
Total subsidiaries			$5,833	$4,811
Total long-term debt			$11,473	$9,917

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2026. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 115 of our 2025 Form 10-K.

September 30, 2026	Maximum Potential Undiscounted Future Payments	Liability Recorded
Dollars in millions
Financial guarantees:
Standby letters of credit	$6,915	$74
Recourse agreement with FNMA	8,078	79
Residential mortgage reserve	3,491	7
Written options (a)	3,578	49
Total	$22,062	$209

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2026, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 19 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 166 of our 2025 Form 10-K.

Standby letters of credit. At September 30, 2026, our standby letters of credit had a remaining weighted-average life of 2.1 years, with remaining actual lives ranging from less than 1 year to 11.3 years.

Recourse agreement with FNMA. At September 30, 2026, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.4 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $24.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 32.8% of the principal balance of loans outstanding at September 30, 2026. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses of $79 million that we believe approximates the fair value of our liability for the guarantee as described in Note 4 (“Asset Quality”).

Residential Mortgage Banking. At September 30, 2026, the unpaid principal balance outstanding of loans sold by us in this program was $11.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2026.

Our liability for estimated repurchase obligations on loans sold, which is included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $7 million at September 30, 2026. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets”).

Written options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2026, our written put options had an average life of 1.4 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

15. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2026, and September 30, 2025, are as follows:

Dollars in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at June 30, 2026	$(1,939)	$(181)	$—	$(234)	$(2,354)
Other comprehensive income (loss) before reclassification, net of income taxes	(1,188)	(347)	(1)	—	(1,536)
Amounts reclassified from AOCI, net of income taxes (a)	—	23	—	2	25
Net current-period other comprehensive income (loss), net of income taxes	(1,188)	(324)	(1)	2	(1,511)
Balance at September 30, 2026	$(3,127)	$(505)	$(1)	$(232)	$(3,865)

Balance at June 30, 2025	$(2,158)	$(108)	$—	$(235)	$(2,501)
Other comprehensive income (loss) before reclassification, net of income taxes	301	(24)	—	(1)	276
Amounts reclassified from AOCI, net of income taxes (a)	—	74	—	2	76
Net current-period other comprehensive income (loss), net of income taxes	301	50	—	1	352
Balance at September 30, 2025	$(1,857)	$(58)	$—	$(234)	$(2,149)

Balance at December 31, 2025	$(1,716)	$(7)	$—	$(237)	$(1,960)
Other comprehensive income (loss) before reclassification, net of income taxes	(1,411)	(570)	(1)	—	(1,982)
Amounts reclassified from AOCI, net of income taxes (a)	—	72	—	5	77
Net current-period other comprehensive income (loss), net of income taxes	(1,411)	(498)	(1)	5	(1,905)
Balance at September 30, 2026	$(3,127)	$(505)	$(1)	$(232)	$(3,865)

Balance at December 31, 2024	$(2,734)	$(434)	$—	$(302)	$(3,470)
Other comprehensive income (loss) before reclassification, net of income taxes	877	161	—	66	1,104
Amounts reclassified from AOCI, net of income taxes (a)	—	215	—	2	217
Net current-period other comprehensive income (loss), net of income taxes	877	376	—	68	1,321
Balance at September 30, 2025	$(1,857)	$(58)	$—	$(234)	$(2,149)

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2026, and September 30, 2025, are as follows:

	Three months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2026	2025
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(31)	$(98)	Interest income — Loans
Interest rate	(1)	—	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	(31)	(98)	Income (loss) from continuing operations before income taxes
	(8)	(24)	Income taxes
	$(23)	$(74)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	$(2)	Other expense
Amortization of unrecognized prior service credit	—	—	Other expense
	(3)	(2)	Income (loss) from continuing operations before income taxes
	(1)	—	Income taxes
	$(2)	$(2)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Consolidated Statement of Income
Dollars in millions	2026	2025
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(95)	$(281)	Interest income — Loans
Interest rate	(2)	(2)	Interest expense — Long-term debt
Interest rate	2	—	Investment banking and debt placement fees
	(95)	(283)	Income (loss) from continuing operations before income taxes
	(23)	(68)	Income taxes
	$(72)	$(215)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(5)	Other expense
Amortization of unrecognized prior service credit	1	1	Other expense
	(7)	(4)	Income (loss) from continuing operations before income taxes
	(2)	(2)	Income taxes
	$(5)	$(2)	Income (loss) from continuing operations

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

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis. During the third quarter of 2026, Key completed $320 million, or approximately 14 million shares, in share repurchases including $4 million, or approximately 177,000 shares, from Scotiabank pursuant to our repurchase agreement described above.

Consistent with our capital plan, the Board declared a quarterly dividend of $.205 per Common Share for the third quarter of 2026.

Preferred Stock

The following table summarizes our preferred stock at September 30, 2026.

Preferred stock series	Amount outstanding (in millions)	Book value (net of capital surplus)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2026 dividends paid per depositary share
6.125% Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	490	500,000	1	1,000	1/40th	25	.382813
5.650% Fixed Rate Perpetual Noncumulative Series F	425	412	425,000	1	1,000	1/40th	25	.353125
5.625% Fixed Rate Perpetual Non-Cumulative Series G	450	435	450,000	1	1,000	1/40th	25	.351563
6.200% Fixed Rate Reset Perpetual Non-Cumulative Series H	600	590	600,000	1	1,000	1/40th	25	.387500

On August 14, 2026, we provided notice of our intention to redeem all of the depositary shares each representing a 1/25th ownership interest in a share of our issued and outstanding Series D Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock (the “Series D Preferred Stock”) on September 15, 2026. On September 15, 2026, we redeemed the Series D Preferred Stock for cash at a redemption price of $25,312.50 per share ($1,012.50 per depositary share).

17. Business Segment Reporting

The following is a description of the segments and their primary businesses at September 30, 2026.

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

We use an internal FTP framework to measure the performance of our operating segments. Under this framework, business segments receive funding credits for liabilities generated and incur funding charges for assets held, based on market‑based funding assumptions, in order to isolate business operating performance from interest rate risk.

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2026, and September 30, 2025. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2026	2025	2026	2025	2026	2025	2026	2025
SUMMARY OF OPERATIONS
Net interest income (TE)	$793	$748	$748	$686	$(233)	$(241)	$1,308	$1,193
Noninterest income	256	243	453	429	35	30	744	702
Total revenue (TE) (a)	1,049	991	1,201	1,115	(198)	(211)	2,052	1,895
Provision for credit losses	55	40	8	68	(2)	(1)	61	107
Personnel expense	282	266	236	203	297	273	815	742
Other direct noninterest expense	148	149	78	74	204	212	430	435
Support and overhead	286	262	215	209	(501)	(471)	—	—
Income (loss) from continuing operations before income taxes (TE)	278	274	664	561	(196)	(224)	746	611
Allocated income taxes and TE adjustments	67	66	148	121	(48)	(66)	167	121
Income (loss) from continuing operations	211	208	516	440	(148)	(158)	579	490
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(1)	—	(1)
Net income (loss)	$211	$208	$516	$440	$(148)	$(159)	$579	$489

AVERAGE BALANCES (b)
Loans and leases	$32,596	$35,377	$78,556	$70,328	$433	$522	$111,585	$106,227
Total assets (a)	35,952	38,421	89,221	79,859	65,446	68,858	190,619	187,138
Deposits	87,367	87,718	60,718	58,524	3,090	4,132	151,175	150,374
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
Dollars in millions	2026	2025	2026	2025	2026	2025	2026	2025
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,288	$2,185	$2,119	$1,974	$(611)	$(711)	$3,796	$3,448
Noninterest income	748	703	1,309	1,264	116	93	2,173	2,060
Total revenue (TE) (a)	3,036	2,888	3,428	3,238	(495)	(618)	5,969	5,508
Provision for credit losses	121	137	144	227	(6)	(1)	259	363
Personnel expense	825	773	637	572	882	782	2,344	2,127
Other direct noninterest expense	441	457	218	221	640	657	1,299	1,335
Support and overhead	849	786	653	611	(1,502)	(1,397)	—	—
Income (loss) from continuing operations before income taxes (TE)	800	735	1,776	1,607	(509)	(659)	2,067	1,683
Allocated income taxes and TE adjustments	194	178	387	345	(123)	(159)	458	364
Income (loss) from continuing operations	606	557	1,389	1,262	(386)	(500)	1,609	1,319
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	—	1	—
Net income (loss)	606	557	1,389	1,262	(385)	(500)	1,610	1,319

AVERAGE BALANCES (b)
Loans and leases	$33,293	$36,101	$75,980	$68,835	$539	$503	$109,812	$105,439
Total assets (a)	36,675	39,148	85,838	78,444	65,892	69,087	188,405	186,679
Deposits	87,531	87,998	59,514	57,272	1,652	3,523	148,697	148,793
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.

18. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2026, and September 30, 2025. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended September 30, 2026			Three months ended September 30, 2025
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$139	$20	$159	$124	$18	$142
Investment banking and debt placement fees	—	172	172	—	129	129
Service charges on deposit accounts	34	45	79	36	38	74
Cards and payments income	44	49	93	45	41	86
Other noninterest income	3	—	3	2	—	2
Total revenue from contracts with customers	$220	$286	$506	$207	$226	$433

Other noninterest income (a)			$203			$239
Noninterest income from other segments(b)			35			30
Total noninterest income			$744			$702

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

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
Dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$403	$58	$461	$355	$55	$410
Investment banking and debt placement fees	—	447	447	—	387	387
Service charges on deposit accounts	101	132	233	105	112	217
Cards and payments income	129	139	268	131	121	252
Other noninterest income	8	—	8	6	—	6
Total revenue from contracts with customers	$641	$776	$1,417	$597	$675	$1,272

Other noninterest income (a)			$640			$695
Noninterest income from other segments(b)			116			93
Total noninterest income			$2,173			$2,060

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

We had no material contract assets or contract liabilities as of September 30, 2026 and September 30, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2026, the related consolidated statements of income, comprehensive income, and changes in equity for the three- and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 3, 2026

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

On May 13, 2026, our Board of Directors authorized a new share repurchase program pursuant to which KeyCorp may purchase up to $3.0 billion of KeyCorp common shares, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms that management deems to be advisable. The new repurchase authorization replaced KeyCorp’s previous $1.0 billion share repurchase authorization. The timing and price of repurchases as well as the actual number of shares repurchased under the new program will depend on a variety of factors, including general market conditions, the stock price, regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. Key has adopted a Rule 10b5-1 trading arrangement to facilitate repurchases of its common stock under its share repurchase authorization.

As contemplated by the Investment Agreement, dated as of August 12, 2024, between KeyCorp and Scotiabank, in February 2025, we entered into an agreement with Scotiabank to permit Scotiabank to participate, through a periodic “true-up” right, in any repurchase by KeyCorp of its common stock on a pro rata basis.

During the third quarter of 2026, Key completed $320 million, or approximately 14 million shares, in share repurchases under the share repurchase program including $4 million, or approximately 177,000 shares, from Scotiabank pursuant to our repurchase agreement described above.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2026. Refer to Note 16 (“Shareholders' Equity”) for more information regarding share repurchases made during the three and nine months ended September 30, 2026.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased as part of publicly announced plans or programs
July 1 - 31	5,071,155	$23.01	5,071,101	$2,661,259,008
August 1 - 31	8,009,807	22.41	8,009,020	2,481,769,923
September 1 - 30	1,104,000	24.55	1,104,000	2,457,773,470
Total	14,184,962	$22.57	14,184,121

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

Item 5.    Other Information

No director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of KeyCorp adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended September 30, 2026, except as may be noted below. We do not permit the use of Rule 10b5-1 trading arrangements by our directors or executive officers.

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

Item 6.    Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
22	Subsidiary Issuers of Guaranteed Securities, filed as Exhibit 22 to Form 10-K for the year ended December 31, 2025. ^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2026, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.
^	Incorporated by reference. A copy of this Exhibit has been filed with the SEC. Exhibits that are not incorporated by reference are furnished or filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

November 3, 2026	/s/ Stacy L. Gilbert
By: Stacy L. Gilbert
Chief Accounting Officer (Principal Accounting Officer)